Form 10-K
period 2020-03-28
V F CORP
filed 2020-05-27
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2020
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
(720) 778-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Common Stock, without par value, stated capital $.25 per share	VFC	New York Stock Exchange
0.625% Senior Notes due 2023	VFC23	New York Stock Exchange
0.250% Senior Notes due 2028	VFC28	New York Stock Exchange
0.625% Senior Notes due 2032	VFC32	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on September 28, 2019, the last day of the registrant’s second fiscal quarter, was approximately $31,443,000,000 based on the closing price of the shares on the New York Stock Exchange.
As of April 25, 2020, there were 388,852,822 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 28, 2020 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
This document (excluding exhibits) contains 115 pages.

VF CORPORATION

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings that VF makes with the Securities and Exchange Commission ("SEC") and other written and oral information VF releases, regarding VF’s future performance constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on VF’s current expectations and beliefs concerning future events impacting VF and therefore involve risks and uncertainties. You can identify these statements by the fact that they use words such as “will,” “anticipate,” “estimate,” “expect,” “should,” and “may,” and other words and terms of similar meaning or use of future dates. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding VF’s plans, objectives, projections and expectations relating to VF’s operations or financial performance, and assumptions related thereto are forward-looking statements. VF undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Known or unknown risks, uncertainties or other factors that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those described as “Risk Factors” in Item 1A of this Annual Report on Form 10-K and other reports VF files with the SEC.
PART I

ITEM 1. BUSINESS.

V.F. Corporation, founded in 1899, is one of the world's largest apparel, footwear and accessories companies connecting people to the lifestyles, activities and experiences they cherish most through a family of iconic outdoor, active and workwear brands. Unless the context indicates otherwise, the terms “VF,” the "Company,” “we,” “us,” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries.
Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition from VF’s continuing operations. As such, both the Jeans business subject to the spin-off completed May 22, 2019 and the Occupational Workwear business that met the held-for-sale and discontinued operations criteria during the three months ended March 28, 2020 have been excluded.
VF’s diverse portfolio meets consumer needs across a broad spectrum of activities and lifestyles. Our ability to connect with consumers, as diverse as our brand portfolio, creates a unique platform for sustainable, long-term growth. Our long-term growth strategy is focused on four strategic choices:

•	Drive and optimize our portfolio. Investing in our brands to realize their full potential, while ensuring the composition of our portfolio positions us to win in evolving market conditions;

•	Distort investments to Asia. Investing in and scaling our business across the Asia-Pacific region, especially China, to unlock growth opportunities for our brands in this fast-growing region;

•
Elevate direct channels. Investing in our direct-to-consumer business to make it the pinnacle expression of our brands, and prioritizing serving consumers through e-commerce and digitally enabled transactions; and,

•
Accelerate our consumer-minded, retail-centric, hyper-digital business model transformation. Becoming consumer- and retail-centric to meet and exceed consumers' needs across all channels, and operate our business differently - from the design studio to the factory floor to the point of sale - by thinking and acting more like a vertical retailer.

VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, apparel, backpack, luggage and accessories categories. Our largest brands are Vans®, The North Face®, Timberland® and Dickies®.
Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, department stores, national chains, mass merchants, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Revenues from the direct-to-consumer business represented 41% of VF’s total Fiscal 2020 revenues. In addition to selling directly into international markets, many of our brands also sell products through licensees, agents and distributors. In Fiscal 2020, VF derived 59% of its revenues from the Americas region, 28% from the Europe region and 13% from the Asia-Pacific region.
To provide diversified products across multiple channels of distribution in different geographic areas, we primarily rely on our global sourcing of finished goods from independent contractors. We utilize state-of-the-art supply chain technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products that match consumer demand.
The chief operating decision maker allocates resources and assesses performance based on a global brand view which represents VF's operating segments. Global brands have been combined into reportable segments based on similar economic characteristics and qualitative factors. The reportable segments for financial reporting purposes have been identified as: Outdoor, Active and Work.

VF Corporation Fiscal 2020 Form 10-K 1

The following table summarizes VF’s brands by reportable segment:

REPORTABLE SEGMENT	BRANDS	PRIMARY PRODUCTS
Outdoor	The North Face®	High performance outdoor apparel, footwear, equipment, accessories
	Timberland®	Outdoor lifestyle footwear, apparel, accessories
	Icebreaker®	High performance apparel based on natural, plant-based and recycled fibers
	Smartwool®	Performance merino wool and other natural fibers-based apparel and accessories
	Altra®	Performance-based footwear
Active	Vans®	Youth culture/action sports-inspired footwear, apparel, accessories
	Kipling®	Handbags, luggage, backpacks, totes, accessories
	Napapijri®	Premium outdoor apparel, footwear, accessories
	Eastpak®	Backpacks, luggage
	JanSport®	Backpacks, luggage
	Eagle Creek®	Luggage, backpacks, travel accessories
Work	Dickies®	Work and work-inspired lifestyle apparel and footwear
	Timberland PRO®	Protective work footwear, work and work-inspired lifestyle apparel
Financial information regarding VF’s reportable segments is included in Note 20 to the consolidated financial statements.

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
The Timberland® brand offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, over 230 VF-operated stores, on brand websites with strategic digital partners and online at www.timberland.com.

The Icebreaker® brand specializes in performance apparel and accessories based on natural fibers, including Merino wool and other plant-based fibers. Icebreaker® products are sold globally through premium outdoor and specialty stores, independent distributors, over 30 VF-operated stores, on brand websites with strategic digital partners and online at www.icebreaker.com.
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
We expect continued long-term growth in our Outdoor segment as we focus on product innovation, extend our brands into new product categories, grow our direct-to-consumer business including our digital presence, expand wholesale channel partnerships, develop geographically and acquire additional brands.

2 VF Corporation Fiscal 2020 Form 10-K

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
Kipling® branded handbags, luggage, backpacks, totes and accessories are sold globally through department, specialty and luggage stores, independently-operated partnership stores, independent distributors, concession retail stores, more than 75  VF-operated stores, on brand websites with strategic digital partners and online at www.kipling.com.
The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price. Products are marketed to men, women and children primarily in Europe. Products are sold in department and specialty stores, independently-operated partnership stores, concession retail stores, independent distributors, more than 25 VF-operated stores, on brand websites with strategic digital partners and online at www.napapijri.com.
Eastpak® backpacks, travel bags and luggage are sold primarily through department and specialty stores across Europe, on brand websites with strategic digital partners, throughout Asia by distributors and online at www.eastpak.com.
JanSport® backpacks and accessories are sold in North America, through department, office supply and chain stores, as well as sports specialty stores and independent distributors. JanSport® products are also sold on brand websites with strategic digital partners and online at www.jansport.com.
Eagle Creek® adventure travel gear products include luggage, backpacks and accessories sold through specialty luggage, outdoor and department stores primarily in North America, on brand websites with strategic digital partners and online at www.eaglecreek.com.
We expect continued long-term growth in our Active segment as we focus on product innovation, extend our brands into new product categories, grow our direct-to-consumer business including our digital presence, expand wholesale channel partnerships, develop geographically and acquire additional brands.

WORK SEGMENT

Our Work segment consists of work and work-inspired lifestyle brands with product offerings that include apparel, footwear and accessories.
Dickies® is the largest brand in our Work segment. The Dickies® brand is a leader in authentic, functional, durable and affordable workwear and has expanded to produce work-inspired, casual-use products. Dickies® products are available globally through mass merchants, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, more than 25 VF-operated stores, on brand websites with strategic digital partners and online at www.dickies.com.
The Timberland PRO® brand offers work and work-inspired products that provide comfort, durability and performance.

Timberland PRO® products are available through specialty stores, chain stores, independent distributors, on brand websites with strategic digital partners and online at www.timberland.com. Timberland PRO® products are also available in most domestic VF-operated Timberland® stores.
We believe there is a strategic opportunity for growth in our Work segment in both existing and future markets and all channels and geographies by introducing innovative products that address workers’ desires for increased comfort and performance, combined with our increased presence in the retail workwear market and work-inspired lifestyle product offerings.

DIRECT-TO-CONSUMER OPERATIONS

Our direct-to-consumer business includes retail stores, brand e-commerce sites, concession retail locations and other digital platforms. Direct-to-consumer revenues were 41% of total VF revenues in the year ended March 2020.
Our full-price retail stores allow us to display a brand’s full line of products with fixtures and imagery that support the brand’s positioning and promise to consumers. These experiences provide high visibility for our brands and products and enable us to stay close to the needs and preferences of our consumers. The complete and impactful presentation of products in our stores also helps to increase sell-through of VF products at our wholesale customers due to increased brand awareness, education and visibility. VF-operated full-price stores generally provide gross margins that are well above VF averages.

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
Our growing global direct-to-consumer operations included 1,379 stores at the end of Fiscal 2020. We operate retail store locations for the following brands: Vans®, Timberland®, The North Face®, Kipling®, Dickies®, Napapijri® and Icebreaker®. Approximately 56% of our stores are located in the Americas region (50% in the U.S.), 25% in the Europe region and 19% in the Asia-Pacific region. We

VF Corporation Fiscal 2020 Form 10-K 3

opened 102 stores during Fiscal 2020, concentrating on the brands with the highest retail growth potential: Vans® and The North Face®. Additionally, we have approximately 800 concession retail stores located principally in Europe and Asia.
E-commerce represented approximately 28% of our direct-to-consumer business in the year ended March 2020. All VF brands are marketed online. We continue to expand our e-commerce initiatives by rolling out additional, country-specific brand sites in Europe and Asia, which enhances our ability to deliver a superior, localized consumer experience. We also continue to increase focus on digital innovation and growth across other digital platforms.
We expect our direct-to-consumer business to continue growing as we accelerate our consumer-minded, retail-centric, hyper-digital business model transformation.

In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate approximately 3,000 partnership stores. These are primarily mono-brand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and Asia, and are concentrated in the Timberland®, The North Face®, Vans®, Dickies®, Kipling® and Napapijri® brands.

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

Licensing arrangements relate to a broad range of VF brands. License agreements are for fixed terms of generally 3 to 5 years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed products sales. Royalty income was $57.4 million in the year ended March 2020 (less than 1% of total revenues), primarily from the Vans®, Dickies® and Timberland® brands.

MANUFACTURING, SOURCING AND DISTRIBUTION
Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.
VF’s centralized global supply chain organization is responsible for producing, procuring and delivering products to our customers. VF is highly skilled in managing the complexities associated with our global supply chain. In the year ended March 2020, VF sourced or produced approximately 364 million units spread across our brands. Our products were obtained from approximately 300 independent contractor manufacturing facilities in approximately 40 countries and from 4 VF-operated manufacturing facilities. Additionally, we operate 23 distribution centers and 1,379 retail stores. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.
In the year ended March 2020, 94% of our units were obtained from independent contractors and 6% were manufactured in VF-owned facilities. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia. However, contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels for the U.S. market. The use of contracted production with different geographic regions and cost structures, provides a flexible approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.

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
Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures: (i) diversifying production among countries and contractors, (ii) sourcing production to merchandise categories where product is readily available, and (iii) sourcing from countries with tariff preference and free trade agreements. VF does not directly or indirectly source products from suppliers in countries that are prohibited by the U.S. State Department.
No single supplier represented more than 7% of our total cost of goods sold during Fiscal 2020.
VF operates manufacturing facilities in Mexico, Honduras and the Dominican Republic, which are used to produce a portion of footwear and other products. For these owned production facilities, we purchase raw materials from numerous U.S. and international suppliers to meet our production needs. Raw materials include products made from cotton, leather, rubber, wool, synthetics and blends of cotton and synthetic yarn, as well as thread and trim (product identification, buttons, zippers, snaps, eyelets and laces).

4 VF Corporation Fiscal 2020 Form 10-K

In some instances, we contract the sewing of VF-owned raw materials into finished product with independent contractors. Fixed price commitments for fabric and certain supplies are generally set on a quarterly basis for the next quarter’s purchases.
The VF-operated production facilities, as well as all independent contractor facilities that manufacture VF products, must comply with VF’s Global Compliance Principles. These principles, established in 1997 and consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, worker age, work hours, health and safety conditions, environmental standards and compliance with local laws and regulations. In addition, our owned factories must also undergo certification by the independent, nonprofit organization, Worldwide Responsible Accredited Production (“WRAP”), which promotes global ethics in manufacturing.
VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF products at locations across the globe. Each of the approximately 300 independent contractor facilities, including those serving our independent licensees, must be pre-certified before producing VF products. This pre-certification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of

Business Conduct, Global Compliance Principles, Terms of Engagement and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.
VF did not experience difficulty in fulfilling its raw material and contracting production needs during Fiscal 2020. Absent any material changes, VF believes it would be able to largely offset any increases in product costs through (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution, (ii) increases in the prices of its products, and (iii) cost reduction efforts. The loss of any one supplier or contractor would not have a significant adverse effect on our business.
Product is shipped from our independent suppliers and VF-operated manufacturing facilities to distribution centers around the world. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and some support more than one brand. A portion of our distribution needs are met by contract distribution centers.
Our largest distribution centers are located in Visalia, California and Prague, Czech Republic. Additionally, we operate 21 other owned or leased distribution centers primarily in the U.S., but also in Belgium, Canada, China, Mexico, the Netherlands and the United Kingdom.

SEASONALITY

VF’s quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year. On a quarterly basis in Fiscal 2020, revenues ranged from a low of 20% of full year revenues in the first fiscal quarter to a high of 30% in the second fiscal quarter, while operating margin ranged from a low of -12% in the fourth fiscal quarter to a high of 17% in the second fiscal quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where 13% of the segment’s revenues occurred in the first fiscal quarter compared to 33% in the second fiscal quarter of Fiscal 2020. The fourth fiscal quarter results were also negatively impacted by the novel coronavirus ("COVID-19") global pandemic. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.
Working capital requirements vary throughout the year. Working capital typically increases early in the calendar year as inventory builds to support peak shipping periods and then moderates later in the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is substantially higher in the second half of the calendar year due to higher net income during that period and reduced working capital requirements, particularly during the fourth quarter of the calendar year.

ADVERTISING, CUSTOMER SUPPORT AND COMMUNITY OUTREACH

During the year ended March 2020, our advertising and promotion expense was $756.3 million, representing 7% of total revenues. We advertise in consumer and trade publications, on radio and television and through digital initiatives including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments.
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

VF Corporation Fiscal 2020 Form 10-K 5

The Timberland® brand has a strong heritage of volunteerism, including the Path of Service™ program that offers full-time employees up to 40 hours of paid time off a year to serve their local communities through global service events such as Earth Day in the spring and Serv-a-palooza in the fall. The Vans® brand has hosted Vans® Gives Back Day events in which all employees at the brand's headquarters spend the day volunteering in the community.

SUSTAINABILITY

VF is one of the world’s largest apparel, footwear and accessories companies. As such, we have both an opportunity and responsibility to make a positive impact on our industry and planet through advancing sustainable business practices. VF plans to achieve significant progress in several key areas of sustainability, including people, products, supply chains, materials and facilities, to create a positive global impact.
VF’s Sustainability & Responsibility strategy, Made for Change, targets three key pillars to drive transformational change and create value for our business. The strategy is focused on new circular and sustainable business models to (i) harness retail opportunities in new sectors, (ii) scale foundational social and environmental programs to lead the industry toward greater progress at a faster rate, and (iii) empower our brands, associates, and consumers to act with purpose and impact with intention.
VF has committed to measurably improve the lives of two million supply chain workers and others within their communities annually, by 2030. As a result, VF launched a Worker and Community Development Program with strategic initiatives focused on (i) water and sanitation, (ii) health and nutrition, and (iii) childcare and education. These programs have already impacted more than three hundred thousand people in more than 30 factories and communities. We are also prioritizing transparency to ensure our global supply chain improves the lives of people and the planet. In 2018, VF successfully launched traceability maps to demonstrate the end-to-end (farm-to-front door) traceability of nine iconic VF-brand products. In 2019, VF increased the number of published maps to 42, and will continue to scale traceability efforts over the next two years with a plan to enhance visibility across all VF brands.
Aligned with our scale for good ideology, in 2019, VF announced some of the industry’s most ambitious science-based targets. The new science-based carbon emissions targets include (i) an absolute reduction of Scope 1 and 2 greenhouse gas emissions of 55 percent by 2030, from a 2017 baseline year; and, (ii) an absolute reduction of Scope 3 greenhouse gas emissions of 30 percent by 2030, from a 2017 baseline year focusing on farm-to-retail materials, sourcing operations and logistics.
Dedication to continued sustainability progress is particularly focused in the realm of VF product materials. VF set a goal of sourcing 50% recycled nylon and polyester for products by 2025, with a targeted 35% reduction in negative impact of key materials. VF also pledged to not use fur in any of our products, in support of newly released Animal Derived Materials & Forest Derived Materials policies. In December 2019, the Company created a new sustainable materials vision which establishes a clear path for environmental impact reduction through yet another bold commitment: by 2030, VF commits that 100 percent of its top nine materials, which account for approximately 90 percent of its materials-related carbon emissions, will originate from regenerative, responsibly sourced renewable, or recycled sources.
VF has set goals for internal facilities that include (i) the sourcing of 100% of electricity from renewable sources within VF-owned and operated facilities by 2025, in line with the enterprise commitment to RE100, and (ii) achieving Zero Waste at 100% of VF internal distribution center locations by 2020, with 12 facilities already verified.
VF brands are equally committed to sustainability action in their sectors. The Vans® brand has launched a shoe recycling pilot at certain southern California stores. The Timberland® brand used 97% "Leather Working Group" certified leather, 78% certified BCI or organic cotton, and produced 68% recycled, organic, or renewable products during 2019. The North Face® brand has expanded its Climate Beneficial Wool collection by selling products made in the U.S. from sustainable farms. The North Face® brand also continued its 'Renewed' collection, selling previously owned, damaged-and-repaired or used products. The recommerce model addresses one of the apparel industry’s biggest challenges, textile waste, and offers our products at a lower price point, which allows new consumers to experience our brands.

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
Customers
VF products are sold on a wholesale basis to specialty stores, mid-tier and traditional department stores, national chains and mass merchants. In addition, we sell products on a direct-to-consumer

6 VF Corporation Fiscal 2020 Form 10-K

basis through VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Our sales in international markets are growing and represented 47% of our total revenues in the year ended March 2020, the majority of which were in Europe.
Sales to VF’s ten largest customers amounted to 17% of total revenues in the year ended March 2020. Sales to the five largest customers amounted to approximately 11% of total revenues in the year ended March 2020. Sales to VF’s largest customer totaled 3% of total revenues in the year ended March 2020.

Employees
VF had approximately 48,000 employees at the end of Fiscal 2020, of which approximately 43% were located in the U.S. In international markets, a significant percentage of employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
Backlog
The dollar amount of VF’s order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the executive officers of VF Corporation as of May 27, 2020. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. None of the VF Corporation executive officers have any family relationship with one another or with any of the directors of VF Corporation.
Steven E. Rendle, 60, has been Executive Chairman of the Board since November 2017, President and Chief Executive Officer of VF since January 2017 and a Director of VF since June 2015. Mr. Rendle served as President and Chief Operating Officer from June 2015 to December 2016, Senior Vice President — Americas from April 2014 until June 2015, Vice President and Group President — Outdoor & Action Sports Americas from May 2011 until April 2014, President of VF’s Outdoor Americas businesses from 2009 to 2011, President of The North Face® brand from 2004 to 2009 and Vice President of Sales of The North Face® brand from 1999 to 2004. Mr. Rendle joined VF in 1999.
Scott A. Roe, 55, has been Executive Vice President and Chief Financial Officer of VF since March 2019. He served as Vice President and Chief Financial Officer of VF from April 2015 to February 2019, Vice President — Controller and Chief Accounting Officer of VF from February 2013 until March 2015, Vice President — Finance of VF from 2012 to 2013, Vice President — Chief Financial Officer of VF International from 2006 to 2012 and Vice President — Chief Financial Officer of VF’s former intimate apparel business from 2002 to 2006. Mr. Roe joined VF in 1996.
Kevin D. Bailey, 59, has been Executive Vice President and Group President — APAC since January 2018. He served as President, APAC from January 2017 until December 2017, President Action Sports & VF CASA from March 2016 to December 2016, President Action Sports & the Vans® brand from April 2014 to February 2016, Global President of the Vans® brand from June 2009 to March 2014 and Vice President Direct-to-Consumer for the Vans® brand from June 2002 to November 2007. Mr. Bailey joined VF in 2004.
Martino Scabbia Guerrini, 55, has been Executive Vice President and Group President — EMEA since January 2018. He served as President — VF EMEA from April 2017 until December 2017, Coalition President — Jeanswear, Sportswear and Contemporary International from January 2013 to November 2017, President —

Sportswear and Contemporary EMEA from February 2009 to December 2012 and President — Sportswear and Packs from August 2006 to January 2009. Mr. Guerrini joined VF in 2006.
Curtis A. Holtz, 57, has been Executive Vice President and Group President, Workwear since March 2019. He served as Group President — Americas East from January 2018 to February 2019, Group President — Workwear, Jeans and Sportswear from January 2017 until December 2017, President — Imagewear from July 2015 to December 2016, Chief Financial Officer of VF Imagewear and International from 2010 to 2015 and President — VF’s former intimate apparel business from 2005 to 2007. Mr. Holtz joined VF in 1990.
Bryan H. McNeill, 58, has been Vice President — Controller and Chief Accounting Officer since April 2015. He served as Controller and Supply Chain Chief Financial Officer of VF International from January 2012 until March 2015 and Controller of VF International from May 2010 until December 2011. Mr. McNeill joined VF in 1993.
Laura C. Meagher, 60, has been Executive Vice President, General Counsel and Secretary since March 2019. She served as Vice President, General Counsel and Secretary from 2012 to February 2019. She served as Vice President — Deputy General Counsel from 2008 to 2012 and Assistant General Counsel from 2004 to 2008. Ms. Meagher joined VF in 2004.
Stephen M. Murray, 59, has been Executive Vice President and Group President — Americas since November 2019. He served as Executive Vice President — Strategic Projects from April 2018 until October 2019. Earlier in his career, he served as President — Action Sports Coalition from 2009 until 2010 and President of the Vans® brand from August 2004 until 2009. Mr. Murray originally joined VF in 2004.
Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 28, 2020 (“2020 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2020, which information is incorporated herein by reference.

VF Corporation Fiscal 2020 Form 10-K 7

AVAILABLE INFORMATION

All periodic and current reports, registration statements and other filings that VF has filed or furnished to the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and public reference room at 100 F Street, NE, Washington, DC 20549 and on VF’s website at www.vfc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. Copies of these reports may also be obtained free of charge upon written request to the Secretary of VF Corporation, P.O. Box 372670, Denver, CO 80237.

The following corporate governance documents can be accessed on VF’s website: VF’s Corporate Governance Principles, Code of Business Conduct, and the charters of our Audit Committee, Talent and Compensation Committee, Finance Committee and Governance and Corporate Responsibility Committee. Copies of these documents also may be obtained by any shareholder free of charge upon written request to the Secretary of VF Corporation, P.O. Box 372670, Denver, CO 80237.
After VF’s 2020 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on July 19, 2019.

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
The success of VF’s business depends on consumer spending on apparel and footwear, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, unemployment, stock market performance, weather conditions, energy prices, public health issues (including the current COVID-19 pandemic), consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where VF’s products are sold. Decreased consumer spending could result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins. The uncertain state of the global economy continues to impact businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve, adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on VF.
Widespread outbreak of an illness or any other public health crisis, including the recent coronavirus (COVID-19) global pandemic, could materially and adversely affect, and has materially and adversely affected, our business, financial condition and results of operations.
Our business has been, and will continue to be, impacted by the effects of the COVID-19 global pandemic in countries where we operate or our suppliers, third-party service providers, consumers or customers are located. These effects include recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or to self-quarantine, as well as temporary closures and decreased operations of the facilities of our suppliers, service providers and customers. The impacts on us have included, and in the future could include, but are not limited to:

•
significant reductions in demand and significant volatility in demand for our products by consumers and customers resulting in reduced orders, order cancellations, lower revenues, higher discounts, increased inventories, decreased value of inventories and lower gross margins, which may be caused by, among other things: the inability of consumers to purchase our products due to illness, quarantine or other restrictions or out of fear of exposure to COVID-19, store closures of our owned stores as well as stores of our customers or reduced store hours across the Americas, Europe and Asia Pacific, significant declines in consumer retail store traffic to stores that have reopened, or financial hardship and unemployment, shifts in demand away from consumer discretionary products and reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic;

•
significant uncertainty and turmoil in global economic and financial market conditions causing, among other things: decreased consumer confidence and decreased consumer spending, now and in the mid and long-term, inability to access financing in the credit and capital markets (including the commercial paper market) at reasonable rates (or at all) in the event we, our customers or suppliers find it desirable to do so, increased exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar, and volatility in the availability and prices for commodities and raw materials we use for our products and in our supply chain;

•
inability to meet our consumers’ and customers’ needs for inventory production and fulfillment due to disruptions in our supply chain and increased costs associated with mitigating the effects of the pandemic caused by, among other things: reduction or loss of workforce due to illness, quarantine or other restrictions or facility closures, scarcity of and/or increased prices for raw materials, scrutiny or embargoing of goods produced in infected areas, and increased freight and logistics costs, expenses and times; failure of third parties on which we rely, including our suppliers, customers, distributors, service providers and commercial banks, to meet their obligations to us or to timely meet those obligations, or significant disruptions in

8 VF Corporation Fiscal 2020 Form 10-K

their ability to do so, which may be caused by their own financial or operational difficulties, including business failure or insolvency and collectability of existing receivables; and

•
significant changes in the conditions in markets in which we do business, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities and restrict our employees’ ability to perform necessary business functions, including operations necessary for the design, development, production, distribution, sale, marketing and support of our products.

Any of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation and may adjust our current policies and procedures as more information and guidance become available regarding the evolving situation. The impact of COVID-19 may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
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
VF’s success to date has been due in large part to the growth of its brands’ images and VF’s customers’ connection to its brands. If we are unable to timely and appropriately respond to changing consumer demand, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding VF, its brands or its products, including licensed products, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Failure to continue to obtain or maintain high-quality sponsorships and endorsers could harm our business. In addition, actions taken by those individuals associated with our products could harm their reputations, which could adversely affect the images of our brands.
VF’s revenues and cash requirements are affected by the seasonal nature of its business.
VF’s business is seasonal, with a higher proportion of revenues and operating cash flows generated during the second half of the calendar year, which includes the fall and holiday selling seasons. Poor sales in the second half of the calendar year would have a material adverse effect on VF’s full year operating results and cause higher inventories. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales.
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

VF Corporation Fiscal 2020 Form 10-K 9

opening new stores, remodeling and expanding our existing stores and growing our e-commerce business. However, we may not be able to grow our existing businesses. For example:

•
We may have difficulty completing acquisitions or dispositions to reshape our portfolio, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration, or it may disrupt our current business.

•	We may not be able to transform our model to be more consumer- and retail-centric.

•	We may not be able to transform our model to be more digitally focused.

•	We may not be able to expand our market share with winning customers, or our wholesale customers may encounter financial difficulties and thus reduce their purchases of VF products.

•	We may not be able to expand our brands in Asia or other geographies or achieve the expected results from our supply chain initiatives.

•	We may have difficulty recruiting, developing or retaining qualified employees.

•
We may not be able to achieve our direct-to-consumer expansion goals, including in e-commerce or other new channels, manage our growth effectively, successfully integrate the planned new stores into our operations, operate our new, remodeled and expanded stores profitably, adapt our business model or develop relationships with consumers for e-commerce or other new channels.

•	We may not be able to offset rising commodity or conversion costs in our product costs with pricing actions or efficiency improvements.
Failure to implement our strategic objectives may have a material adverse effect on VF’s business.
VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage, failure or interruption due to viruses, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our system or the implementation of new systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of VF’s business, including our reputation, management of inventory, ordering and replenishment of products, manufacturing and distribution of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media.

VF is subject to data security and privacy risks that could negatively affect its business operations, results of operations or reputation.
In the normal course of business, we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, identity theft and user privacy. Data security breaches are increasingly sophisticated, and are difficult to detect for long periods of time. Accordingly, if unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, publish, delete or modify our private and sensitive information, including credit card information and personal information. We have implemented systems and processes designed to protect against unauthorized access to or use of personal information, and rely on encryption and authentication technology to effectively secure transmission of confidential customer information, including credit card information. Despite these security measures, there is no guarantee that they are adequate and our facilities and systems and those of our third-party service providers may be vulnerable and unable to anticipate or detect security breaches and data loss. In addition, employees may intentionally or inadvertently cause data security breaches that result in the unauthorized release of personal or confidential information. VF and its customers could suffer harm if valuable business data, or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in VF’s systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales, and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information and we may not be able to comply with new regulations such as the General Data Protection Regulation in the European Union and the California Consumer Privacy Act. Any failure to comply with the laws and regulations surrounding the protection of personal information could subject us to legal and reputational risk, including significant fines and/or litigation for non-compliance, any of which could have a negative impact on revenues and profits. In addition, our existing insurance policies may not reimburse us for all of the damages that we might incur as a result of a security breach.
VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.
A growing percentage of VF’s total revenues (approximately 47% in Fiscal 2020) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived

10 VF Corporation Fiscal 2020 Form 10-K

from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.
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
Our ability to maintain the current level of operations in our existing markets and to capitalize on growth in existing and new markets is subject to legal, regulatory, political and economic risks. These include the burdens of complying with U.S. and international laws and regulations, and unexpected changes in regulatory requirements.
Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices. While enactment of any such change is not certain, if such changes were adopted, our costs could increase, which would reduce our earnings.
Changes to U.S. or international trade policy, tariff and import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. government has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.
As a result of recent policy changes of the U.S. government and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy has in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. VF, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

The United Kingdom’s impending departure from the European Union could harm our business and financial results.
The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”) and on March 29, 2017, the United Kingdom submitted a formal notification of its intention to withdraw from the European Union pursuant to Article 50 of the Treaty of Lisbon. On January 31, 2020, the United Kingdom ceased to be a member state of the European Union. European Union law applicable to the United Kingdom continues to apply to and in the United Kingdom for the duration of a transition period, which is presently scheduled to expire on December 31, 2020 (the “Transition Period”). During the Transition Period, the European Union and the United Kingdom will negotiate the terms of their future relationship. There can be no assurances that such negotiations will be successful or certainty that European Union law will continue to apply in and to the United Kingdom following the expiration of the Transition Period. Until expiration of the Transition Period and the future relationship between the European Union and the United Kingdom is established, it is difficult to anticipate Brexit’s potential impact.
The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets beyond the Transition Period. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate could adversely affect our business, results of operations and financial condition.

VF Corporation Fiscal 2020 Form 10-K 11

Changes in tax laws could increase our worldwide tax rate and tax liabilities and materially affect our financial position and results of operations.
We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“U.S. Tax Act”), which included a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and a new minimum tax on certain foreign earnings. Taxes related to the one-time mandatory deemed repatriation of foreign earnings due over a period of time could be accelerated upon certain triggering events, including failure to pay such taxes when due. In addition, regulatory, administrative and legislative guidance related to the U.S. Tax Act continues to be released. To the extent any future guidance differs from our interpretation of the law, it could have a material effect on our financial position and results of operations.
The Swiss government enacted the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Act”) which became effective on January 1, 2020. The Swiss Tax Act was enacted to ensure that Switzerland stays in conformity with the European Union (“EU”) as well as Organisation for Economic Co-operation and Development (“OECD”) standards on international taxation. The impact of the Swiss Tax Act has been reported based on the official initial guidelines provided by the Swiss Federal and Cantonal Authorities. Future guidance that differs from our preliminary interpretation or any negative reaction from the EU member states to the Swiss Tax Act, could have material effect on our financial position and results of operations. The EU has also developed a list of non-cooperative jurisdictions for tax purposes (referred to as the “blacklist”). We continuously monitor the blacklist to determine any potential impact to VF.
In addition, many countries in the EU and around the globe have adopted and/or proposed changes to current tax laws. Further, organizations such as the OECD have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. More specifically, the OECD has proposed an approach to address tax challenges arising from the digitalization of the economy. The ultimate outcome of these proposals and the agreed upon solution that is enacted into law in each country may result in a material financial impact to VF.
Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
We may have additional tax liabilities from new or evolving government or judicial interpretation of existing tax laws.
As a global company, we determine our income tax liability in various tax jurisdictions based on an analysis and interpretation of U.S. and local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the tax authorities. These determinations are the subject of periodic U.S. and international tax audits and court proceedings. In particular, tax authorities and the courts have increased their focus on income earned in no- or low-tax jurisdictions or income that is not taxed in any jurisdiction. Tax authorities have also become skeptical of special tax rulings provided to companies offering lower taxes than may be applicable in other countries.
For example, VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. In February 2015, the EU opened a state aid investigation into Belgium’s rulings. On January 11, 2016, the EU announced its decision that these rulings were illegal and ordered that tax benefits granted under these rulings should be collected from the affected companies, including VF.
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
Also, VF petitioned the U.S. Tax Court to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. VF remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on VF's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, VF's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing in dispute has passed VF including the income, and paying the related tax, on our income tax returns. VF notes that should the IRS prevail in this timing matter, the net interest expense would be up to $158 million. Further, this timing matter is impacted by the U.S. Tax Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136 million.
Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings. Unfavorable audit findings, or court interpretations (involving VF or other companies with similar tax profiles) may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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

12 VF Corporation Fiscal 2020 Form 10-K

intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference.
It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in Fiscal 2021 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace, or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
VF uses third-party suppliers and manufacturing facilities worldwide for a substantial portion of its raw materials and finished products, which poses risks to VF’s business operations.
During Fiscal 2020, approximately 94% of VF’s units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by VF-owned and operated manufacturing facilities located in Mexico, Honduras and the Dominican Republic. Any of the following could impact our ability to produce or deliver VF products, or our cost of producing or delivering products and, as a result, our profitability:

•	Political or labor instability in countries where VF’s facilities, contractors and suppliers are located;

•	Changes in local economic conditions in countries where VF’s facilities, contractors and suppliers are located;

•
Public health issues, such as the current COVID-19 pandemic, could result in (or continue to result in) closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	Political or military conflict could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;

•	Disruption at ports of entry, could cause delays in product availability and increase transportation times and costs;

•
Heightened terrorism security concerns could subject imported or exported goods to additional, more frequent or lengthier inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•
Decreased scrutiny by customs officials for counterfeit goods, leading to more counterfeit goods and reduced sales of VF products, increased costs for VF’s anti-counterfeiting measures and damage to the reputation of its brands;

•	Disruptions at manufacturing or distribution facilities caused by natural and man-made disasters;

•
Disease epidemics and health- and safety-related concerns could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of VF’s goods produced in infected areas;

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
Our business is subject to national, state and local laws and regulations for environmental, consumer protection, corporate governance, competition, employment, privacy, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by VF or by independent suppliers who manufacture products for VF could have an adverse effect on our operations and cash flows, as well as on our reputation.
Our business is subject to comprehensive national, state and local laws and regulations on a wide range of environmental, consumer protection, employment, privacy, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, safety, employment practices and environmental compliance. The costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors.
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
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti-bribery laws applicable to our operations. Although we have policies and procedures to address compliance with the FCPA and similar laws, there can be no assurance that all of our employees, agents and other partners will not take actions in violation of our policies. Any such violation could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

VF Corporation Fiscal 2020 Form 10-K 13

Fluctuations in wage rates and the price, availability and quality of raw materials and finished goods could increase costs.
Fluctuations in the price, availability and quality of fabrics, leather or other raw materials used by VF in its manufactured products, or of purchased finished goods, could have a material adverse effect on VF’s cost of goods sold or its ability to meet its customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, crop yields, energy prices, weather patterns, public health issues (such as the current COVID-19 pandemic) and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. Inflation can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials, that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemical and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the values of the U.S. dollar may result in higher manufacturing costs. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
We may be adversely affected by weather conditions.
Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our products is dependent in part on the weather and is likely to decline in years in which weather conditions do not favor the use of these products. For example, periods of unseasonably warm weather in the fall or winter can lead to reduced consumer spending that negatively impacts VF's direct-to-consumer business, and inventory accumulation by our wholesale customers, which can, in turn, negatively affect orders in future seasons. In addition, abnormally harsh or inclement weather can also negatively impact retail traffic and consumer spending. Any and all of these risks may have a material adverse effect on our financial condition, results of operations or cash flows.
Climate change and increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may adversely affect our business and financial results and damage our reputation.
Climate change is occurring around the world and may impact our business in numerous ways. Such change could lead to an increase in raw material and packaging prices, reduced availability, for example, due to water shortages which could adversely impact raw material availability. Increased frequency of extreme weather (storms and floods) could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending.

A substantial portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay VF could substantially reduce VF’s revenues and profits.
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were 17% of total revenues in Fiscal 2020, with our largest customer accounting for 3% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations.
The retail industry has experienced financial difficulty that could adversely affect VF's business.
Recently there have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry. In addition, the COVID-19 pandemic has resulted in closed stores, and reduced consumer traffic and purchasing, as governments impose mandatory business closures and similar measures to curtail the spread of the disease, and consumers limit shopping due to illness or to avoid exposure. These events individually, and together, could have (and, in the case of the COVID-19 pandemic, have had) a material, adverse effect on VF's business. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers. In the future, retailers are likely to further consolidate, undergo restructurings or reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. In addition, consumers have continued to transition away from traditional wholesale retailers to large online retailers. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers.
Further, the global economy periodically experiences recessionary conditions with rising unemployment, reduced availability of credit, increased savings rates and declines in real estate and securities values. These recessionary conditions, including as a result of the current COVID-19 pandemic, could have a negative impact on retail sales of apparel and other consumer products. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This could result in higher credit risk to VF relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.
Our ability to obtain short-term or long-term financing on favorable terms, if needed, could be adversely affected by geopolitical risk and volatility in the capital markets.
Any disruption in the capital markets could limit the availability of funds or the ability or willingness of financial institutions to extend capital in the future. Future volatility in the financial and credit markets, including the recent volatility due, in part, to the current COVID-19 pandemic, could make it more difficult for us to obtain financing or refinance existing debt when the need arises, including upon maturity, or on terms that would be acceptable to us. This

14 VF Corporation Fiscal 2020 Form 10-K

disruption or volatility could adversely affect our liquidity and funding resources or significantly increase our cost of capital. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and cash flows.

In addition, the U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. Uncertainty regarding rates may make borrowing or refinancing our indebtedness more expensive or difficult to achieve on terms we consider favorable.
VF has a global revolving credit facility. One or more of the participating banks may not be able to honor their commitments, which could have an adverse effect on VF’s business.
VF has a $2.25 billion global revolving credit facility that expires in December 2023. If the financial markets return to recessionary conditions, the ability of one or more of the banks participating in our credit agreements could be impaired in honoring their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.
VF’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent VF from fulfilling its financial obligations, and VF may not be able to maintain its current credit ratings, may not continue to pay dividends or repurchase its common stock and may not remain in compliance with existing debt covenants.
As of March 28, 2020, VF had approximately $3.8 billion of debt outstanding. Following the end of the fiscal year, VF issued $3.0 billion of senior notes in a transaction that closed on April 23, 2020 and VF used some of the net proceeds from that offering to repay its borrowings under its revolving credit facility. VF’s debt and interest payment requirements could have important consequences on its business, financial condition and results of operations. For example, it could:

•
require VF to dedicate a substantial portion of its cash flow from operations to repaying its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends, repurchase VF’s common stock and for other general corporate purposes;

•	limit VF’s flexibility in planning for or reacting to general adverse economic conditions or changes in its business and the industries in which it operates;

•	place VF at a competitive disadvantage compared to its competitors that have less indebtedness outstanding; and

•	negatively affect VF's credit ratings and limit, along with the financial and other restrictive covenants in VF’s debt documents, its ability to borrow additional funds.

In addition, VF may incur substantial additional indebtedness in the future to fund acquisitions, repurchase common stock or fund other activities for general business purposes. If VF incurs additional indebtedness, it may limit VF’s ability to access the debt capital markets or other forms of financing in the future and may result in increased borrowing costs.

Although VF has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its stock subject to certain limitations under its share repurchase programs, any determinations by the board of directors to continue to declare and pay cash dividends on VF’s common stock or to repurchase VF’s common stock will be based primarily upon VF’s financial condition, results of operations and business requirements, its access to debt capital markets or other forms of financing, the price of its common stock in the case of the repurchase program and the board of directors’ continuing determination that the repurchase programs and the declaration and payment of dividends are in the best interests of VF’s stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event VF does not declare and pay a quarterly dividend or discontinues its share repurchases, VF’s stock price could be adversely affected.

VF is required to comply with certain financial and other restrictive debt covenants in its debt documents. Failure by VF to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company if the lenders declare any outstanding obligations to be immediately due and payable.
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

VF Corporation Fiscal 2020 Form 10-K 15

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
VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others copying its products and infringing its intellectual property rights, especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as The North Face®, Timberland®, Vans®, JanSport® and Dickies®, enjoy significant worldwide consumer recognition, and the higher pricing of those products creates additional risk of counterfeiting and infringement.
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
There have been, and there may in the future be, opposition and cancellation proceedings from time to time with respect to some of VF's intellectual property rights. In some cases, litigation may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, if available at all, required to rebrand our products and/or prevented from selling some of our products if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks, copyrights, patents or other intellectual property rights. Bringing or defending any such claim, regardless of merit, and whether successful or unsuccessful, could be expensive and time-consuming and have a negative effect on VF's business, reputation, results of operations and financial condition.
VF is subject to the risk that its licensees may not generate expected sales or maintain the value of VF’s brands.
During Fiscal 2020, $57.4 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

•	Obtain capital;

•	Manage its labor relations;

•	Maintain relationships with its suppliers;

•	Manage its credit risk effectively;

•	Maintain relationships with its customers; and,

•	Adhere to VF’s Global Compliance Principles.
In addition, VF relies on its licensees to help preserve the value of its brands. Although we attempt to protect VF’s brands through approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of licensed VF brands by our licensees. The misuse of a brand by a licensee, including through the marketing of products under one of our brand names that do not meet our quality standards, could have a material adverse effect on that brand and on VF.
If VF encounters problems with its distribution system, VF’s ability to deliver its products to the market could be adversely affected.
VF relies on owned or independently-operated distribution facilities to warehouse and ship product to its customers. VF’s distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of VF’s products are distributed from a relatively small number of locations, VF’s operations could also be interrupted by earthquakes, floods, fires or other natural disasters or other events outside VF's control affecting its distribution centers. We maintain business interruption insurance under our Property and Cyber insurance policies, but it may not adequately protect VF from the adverse effects that could be caused by significant disruptions in VF’s distribution facilities. In addition, VF’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from its distribution facilities. If we encounter problems with

16 VF Corporation Fiscal 2020 Form 10-K

our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
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
We received opinions of tax advisors substantially to the effect that, for U.S. Federal income tax purposes, the spin-off and certain related transactions qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made by us in connection with the delivery of the opinions are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinions. Furthermore, the opinions are not binding on the IRS or the courts. If, notwithstanding receipt of the opinions, the spin-off transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who received shares of Kontoor Brands in connection with the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.
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
Some of our executive officers and non-employee directors currently own shares of the common stock of Kontoor Brands. The continued ownership of such common stock by our directors and executive officers following the spin-off creates or may create the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and Kontoor Brands.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

VF Corporation Fiscal 2020 Form 10-K 17

ITEM 2. PROPERTIES.

The following is a summary of VF Corporation’s principal owned and leased properties as of March 28, 2020.
VF’s global headquarters are located in a 285,000 square foot, leased facility in Denver, Colorado. In addition, we own facilities in Stabio, Switzerland and lease offices in Hong Kong, China, which serve as our European and Asia-Pacific regional headquarters, respectively. We also own or lease segment and brand headquarters facilities throughout the world.
VF owns a 236,000 square foot facility in Appleton, Wisconsin that serves as a shared services center for certain Outdoor, Active and Work brands in North America. We own a 180,000 square foot facility in Greensboro, North Carolina that serves as a corporate shared service center. Additionally, we own and lease shared service facilities in Bornem, Belgium that support our European operations. Our sourcing hubs are located in Panama City, Panama and Hong Kong, China.

Our largest distribution centers are located in Visalia, California and Prague, Czech Republic. Additionally, we operate 23 other owned or leased distribution centers primarily in the U.S., but also in Argentina, Belgium, Canada, Chile, China, Mexico, the Netherlands and the United Kingdom. VF operates four manufacturing facilities in Mexico, Honduras and the Dominican Republic.
In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,379 retail stores across the Americas, European and Asia-Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

18 VF Corporation Fiscal 2020 Form 10-K

PART II

ITEM 5. MARKET FOR VF’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. As of April 25, 2020 there were 3,090 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of June, September, December and March.

PERFORMANCE GRAPH:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for Fiscal 2015 through Fiscal 2020. The S&P 1500 Apparel Index at the end of Fiscal 2020 consisted of Capri Holdings Limited, Carter’s, Inc., Columbia Sportswear Company, Fossil, Inc., G-III Apparel Group, Ltd., Hanesbrands Inc., Kontoor Brands, Inc., Movado Group, Inc.,

Oxford Industries, Inc., PVH Corp., Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc., Vera Bradley, Inc. and VF Corporation. The graph assumes that $100 was invested at the end of Fiscal 2014 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of Fiscal 2014 through Fiscal 2020. Past performance is not necessarily indicative of future performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN OF VF COMMON STOCK,
S&P 500 INDEX AND S&P 1500 APPAREL INDEX
VF Common Stock closing price on March 28, 2020 was $57.79

Company / Index	Base Period 1/3/15	1/2/16	12/31/16	12/30/17	3/30/19	3/28/20
VF Corporation	$100.00	$86.02	$75.58	$107.89	$130.46	$94.33
S&P 500 Index	100.00	101.40	113.53	138.32	150.30	137.45
S&P 1500 Apparel, Accessories & Luxury Goods	100.00	79.15	71.17	84.95	86.10	45.46

VF Corporation Fiscal 2020 Form 10-K 19

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended March 28, 2020 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
December 29, 2019 — January 25, 2020	—	$—	—	$3,336,979,318
January 26, 2020 — February 22, 2020	4,061,864	83.71	4,061,864	2,996,957,999
February 23, 2020 — March 28, 2020	2,097,570	76.27	2,097,570	2,836,975,339
Total	6,159,434		6,159,434

20 VF Corporation Fiscal 2020 Form 10-K

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the five years ended March 28, 2020 and transition period ended March 31, 2018. VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to the periods ended March 2020, March 2019, December 2017, December 2016 and December 2015 relate to the 52-week fiscal years ended March 28, 2020, March 30, 2019, December 30, 2017, December 31, 2016 and January 2, 2016, respectively. All references to the period ended March 2018 relate to the 13-week transition period ended March 31, 2018.
The income statement data for the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017, and the balance sheet data as of March 2020 and

2019, have been derived from the Consolidated Financial Statements included in this Form 10-K and reflect VF's continuing operations. The income statement data for the years ended December 2016 and 2015 along with the balance sheet data as of March 2018, December 2017, December 2016 and December 2015 have not been restated to present the Jeans business or the Occupational Workwear business as discontinued operations and are therefore not comparable and are unaudited. Refer to Note 4 to VF’s consolidated financial statements included in this report for additional information regarding discontinued operations.
This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and VF’s consolidated financial statements and accompanying notes included in this report. Historical results presented herein may not be indicative of future results.

(Dollars and shares in thousands, except per share amounts)	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

	2020	2019	2018	2017	2016	2015
SUMMARY OF OPERATIONS (1)
Net revenues	$10,488,556	$10,266,887	$2,181,546	$8,394,684	$11,026,147	$10,996,393
Operating income (2)	927,805	1,190,182	147,552	883,374	1,455,458	1,680,419
Income from continuing operations	629,146	870,426	128,975	268,070	1,078,854	1,217,056
Earnings per common share from continuing operations – basic	$1.59	$2.20	$0.33	$0.67	$2.59	$2.86
Earnings per common share from continuing operations – diluted	1.57	2.17	0.32	0.66	2.56	2.82
Dividends per share	1.90	1.94	0.46	1.72	1.53	1.33
FINANCIAL POSITION (3) (4)
Working capital	$1,518,774	$1,094,400	$1,256,941	$1,353,983	$2,378,198	$2,033,498
Current ratio	1.5	1.5	1.4	1.5	2.4	2.1
Total assets	$10,522,112	$8,417,281	$9,937,730	$9,577,802	$9,015,694	$8,600,426
Long-term debt, less current maturities	2,608,269	2,115,884	2,212,555	2,187,789	2,039,180	1,401,820
Stockholders’ equity	3,357,334	4,298,516	3,688,096	3,719,900	4,940,921	5,384,838
Debt to total capital ratio (5)	60.8%	39.3%	50.4%	44.0%	31.9%	25.6%
Weighted average common shares outstanding - basic	395,411	395,189	395,253	399,223	416,103	425,408
Weighted average common shares outstanding - diluted	399,936	400,496	401,276	403,559	422,081	432,079

OTHER STATISTICS
Return on invested capital (6) (7)	10.0%	13.0%	2.1%	4.1%	15.4%	17.1%
Cash provided (used) by operating activities - continuing operations (8)	$800,446	$1,240,045	$(253,402)	$1,017,872	$1,480,568	$1,203,616
Cash dividends paid	748,663	767,061	181,373	684,679	635,994	565,275

(1)
Operating results for the year ended March 2020 include a goodwill impairment charge, which impacted pretax operating income by $323.2 million, after-tax income from continuing operations by $322.9 million, basic earnings per share by $0.82 and diluted earnings per share by $0.81. VF recorded a $93.6 million tax benefit related to the transitional impact of the Swiss Tax Act, which impacted basic earnings per share by $0.24 and diluted earnings per share by $0.23 in the year ended March 2020. The year ended March 2020 included a $48.3 million charge related to the release of certain currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America. This impacted after-tax income from continuing operations by $48.3 million, basic earnings per share by $0.12 and diluted earnings per share by $0.12. The year ended March 2020 also included a $68.2 million impact from debt extinguishment, which impacted after-tax income from continuing operations by $56.9 million, basic earnings per share by $0.14 and diluted earnings per share by $0.14. Operating results for the years ended March 2020 and March

VF Corporation Fiscal 2020 Form 10-K 21

2019 include costs associated with the relocation of VF's global headquarters and certain brands to Denver, Colorado. For the year ended March 2020, the costs impacted pretax operating income by $41.5 million, after-tax income from continuing operations by $30.9 million, basic earnings per share by $0.08 and diluted earnings per share by $0.08. For the year ended March 2019, the relocation costs impacted pretax operating income by $47.4 million, after-tax income from continuing operations by $35.3 million, basic earnings per share by $0.09 and diluted earnings per share by $0.09. VF recorded non-operating losses on sale related to the divestitures of the Reef® brand business and Van Moer business, totaling $36.8 million in the year ended March 2019. The losses impacted after-tax income from operations by $33.1 million, basic earnings per share by $0.08 and diluted earnings per share by $0.08. VF recorded a $465.5 million provisional tax charge in December 2017 related to the transitional impact of the U.S. Tax Act. The charge impacted basic earnings per share by $1.17 and diluted earnings per share by $1.15. Operating results for the year ended December 2016 include charges for the impairment of goodwill and intangible assets and pension settlement. The charges impacted pretax operating income by $130.5 million, after-tax income from continuing operations by $95.5 million, basic earnings per share by $0.23 and diluted earnings per share by $0.23.

(2)
Reflects adoption of accounting standards update 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" and the restatement of prior periods to conform to current year presentation. For the years ended December 2017, 2016, and 2015, operating income increased and other income (expense), net decreased by $9.9 million, $87.2 million and $35.6 million, respectively. In the three months ended March 2018, operating income decreased and other income (expense), net increased by $1.3 million.

(3)
VF adopted the accounting standards update regarding leases on March 31, 2019, which resulted in a net decrease of $2.5 million in the retained earnings line item of the Consolidated Balance Sheet as of March 31, 2019. The adoption also resulted in the recognition of operating lease right-of-use assets and operating lease liabilities within the Consolidated Balance Sheet. Prior period financial information has not been restated. Refer to Note 1 to VF’s consolidated financial statements for additional information.

(4)
VF early adopted the accounting standards update regarding intra-entity transfers in the first quarter of 2017, which resulted in a cumulative adjustment to retained earnings and reduction in other assets in the Consolidated Balance Sheet at January 1, 2017 of $237.8 million. VF adopted the accounting standards update regarding revenue recognition on April 1, 2018, which resulted in a cumulative adjustment to increase retained earnings by $2.0 million and had a material impact to the Consolidated Balance Sheet due to reclassifications of certain customer-related balances. Prior period financial information has not been restated.

(5)
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, beginning in the Fiscal 2020 period. Total capital is defined as debt plus stockholders’ equity.

(6)	The numerator in the return calculations is defined as income from continuing operations plus total interest income/expense, net of taxes.

(7)	Invested capital is defined as average stockholders’ equity plus average short-term and long-term debt.

(8)
The cash flows related to discontinued operations have not been segregated in the years ended December 2016 and 2015, and are included in the Consolidated Statements of Cash Flows. Accordingly, the information includes the results of continuing and discontinued operations for the years ended December 2016 and 2015.

22 VF Corporation Fiscal 2020 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a global leader in the design, procurement, production, marketing and distribution of branded lifestyle apparel, footwear and related products. VF’s diverse portfolio meets consumer needs across a broad spectrum of activities and lifestyles. Our long-term growth strategy is focused on four drivers — drive and optimize our portfolio, distort investments to Asia, elevate direct channels and accelerate our consumer-minded, retail-centric, hyper-digital business model transformation.
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, apparel, backpack, luggage and accessories categories. Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, department stores, national chains, mass merchants, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms.
VF is organized by groupings of businesses represented by its reportable segments for financial reporting purposes. The three reportable segments are Outdoor, Active and Work.

BASIS OF PRESENTATION

VF changed to a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. All references to the years ended March 2020 ("2020"), March 2019 ("2019") and December 2017 ("2017") relate to the 52-week fiscal years ended March 28, 2020, March 30, 2019 and December 30, 2017, respectively. All references to the three months ended March 2018 relate to the 13-week transition period ended March 31, 2018.
All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
References to the year ended March 2020 foreign currency amounts below reflect the changes in foreign exchange rates from the year ended March 2019 and their impact on translating foreign currencies into U.S. dollars. All references to foreign currency amounts also reflect the impact of foreign currency-denominated transactions in countries with highly inflationary economies. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro, such as Argentina, which is a highly inflationary economy.
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
The Nautica® brand business sold on April 30, 2018 and the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses) sold during the year ended December 2017 have been reported as discontinued

operations in our Consolidated Statements of Income and Consolidated Statements of Cash Flows. These changes have been applied to all periods presented.
On October 5, 2018, VF completed the sale of the Van Moer business, which was included in the Work segment. On October 26, 2018, VF completed the sale of the Reef® brand business, which was included in the Active segment. All references to dispositions below represent the impact of operating results of the Reef® brand and Van Moer businesses through their dates of disposition for the year ended March 2019.
On May 22, 2019, VF completed the spin-off of its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business, into an independent, publicly traded company now operating under the name Kontoor Brands, Inc. ("Kontoor Brands"). As a result, VF reported the operating results for the Jeans business in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income and the related cash flows have been reported as discontinued operations in the Consolidated Statements of Cash Flows, for all periods presented. In addition, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date the spin-off was completed.
On January 21, 2020, VF announced its decision to explore the divestiture of its Occupational Workwear business. The Occupational Workwear business is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also includes certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. During the three months ended March 2020, the Company determined that the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria and expects to divest this business in the next twelve months. Accordingly, the Company began to report the results of the Occupational Workwear business and the related cash flows as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have been reported as assets and liabilities of

VF Corporation Fiscal 2020 Form 10-K 23

discontinued operations in the Consolidated Balance Sheets. These changes have been applied for all periods presented.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF's continuing operations.

Refer to Note 4 for additional information on discontinued operations and other divestitures.

RECENT DEVELOPMENTS

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a pandemic. As the global spread of COVID-19 continues, VF remains first and foremost focused on a people-first approach that prioritizes the health and well-being of its employees, customers, trade partners and consumers around the world. To help mitigate the spread of COVID-19, VF has modified its business practices, including in response to legislation, executive orders and guidance from government entities and healthcare authorities (collectively, "COVID-19 Directives"). These directives include the temporary closing of offices and retail stores, instituting travel bans and restrictions and implementing health and safety measures including social distancing and quarantines.
As a result of COVID-19 Directives, retail stores in Asia-Pacific, Europe and the Americas, whether operated by VF or our customers, were or are now closed. Currently, the majority of VF-operated retail stores have reopened in Asia-Pacific, including all in Mainland China, and while store traffic has improved recently, it remains down significantly when compared with the prior year. VF has started a phased reopening of its retail stores in Europe and North America in accordance with guidance from government entities and healthcare authorities, to allow proper training and preparation of the retail environment. VF currently expects most of its retail stores to be open by mid-calendar year 2020. While many of VF's wholesale customers in North America and Europe remain closed, most have announced reopening plans starting in the coming weeks.
Consistent with VF’s long-term strategy, the Company’s digital platform remains a high priority through which its brands stay connected with consumer communities while providing experiential content. In accordance with local government guidelines and in consultation with the guidance of global health professionals, VF has implemented measures designed to ensure the health, safety and well-being of associates employed in its distribution and fulfillment centers around the world. Many of these facilities remain operational and support digital consumer engagement with its brands and to service retail partners as needed.
COVID-19 has also impacted some of VF's suppliers, including third-party manufacturers, logistics providers and other vendors. At this time, many of VF's facilities continue to manufacture and distribute products globally in a reduced capacity. VF is actively monitoring our supply chain and implementing mitigation plans.
The COVID-19 pandemic is ongoing and dynamic in nature, and continues to drive global uncertainty and disruption. As a result, COVID-19 is having a significant negative impact on the Company's business, including the consolidated financial condition, results of operations and cash flows during the fourth quarter of Fiscal 2020. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect store closures, both VF-operated and our customers, an anticipated reduction in traffic once stores initially reopen and a highly promotional marketplace will have a significant negative impact on our Fiscal 2021 financial performance including a decrease in revenues of approximately 50% in the first quarter.

Enterprise Protection Strategy

VF has taken a number of proactive actions to advance its Enterprise Protection Strategy in response to the COVID-19 outbreak.
To enhance VF's financial flexibility and liquidity in the current unprecedented period of uncertainty, including the unknown duration and overall impact of the COVID-19 outbreak, on March 23, 2020, VF elected to draw down $1.0 billion available from its $2.25 billion senior unsecured revolving credit facility (the "Global Credit Facility") that expires in December 2023. On April 9, 2020, VF elected to draw down an additional $1.0 billion available from the Global Credit Facility.
On April 23, 2020, VF closed its sale of senior unsecured notes including $1.0 billion of 2.050% notes due April 2022, $750.0 million of 2.400% notes due April 2025, $500.0 million of 2.800% notes due April 2027 and $750.0 million of 2.950% notes due April 2030. The net proceeds received by the Company were approximately $2.98 billion. A portion of the net proceeds was used to repay the $2.0 billion of borrowings under the Global Credit Facility noted above and the remaining net proceeds will be used for general corporate purposes. Following the notes issuance and repayment, VF has approximately $2.2 billion available for borrowing against the Global Credit Facility and approximately $3.0 billion of cash and equivalents on hand.
Other actions VF has taken to support its business in response to the COVID-19 pandemic include the Company's decision to temporarily pause its share repurchase program. The Company currently has $2.8 billion remaining under its current share repurchase authorization. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend and is currently not contemplating the suspension of its dividend program. VF's planned divestiture of the Occupational Workwear business would provide an additional source of cash.
Other actions taken by VF also include the temporary reduction of CEO Steve Rendle's base salary by 50 percent and the base salaries of VF's Executive Leadership Team by 25 percent. In addition, VF’s Board of Directors will temporarily forgo their cash retainer. These

24 VF Corporation Fiscal 2020 Form 10-K

reductions will continue to be assessed as the situation progresses.
VF has implemented cost controls to reduce discretionary spending to help mitigate the loss of sales and to conserve cash while continuing to support employees. VF is also assessing its forward inventory purchase commitments to ensure proper matching of supply and demand, which will result in an overall reduction in future commitments. As VF continues to actively monitor the situation, we may take further actions that affect our operations.

We believe the Company has sufficient liquidity and flexibility to operate during the disruptions caused by the COVID-19 pandemic and related governmental actions and regulations and health authority advisories and meet its obligations as they become due. However, due to the uncertainty of the duration and severity of the COVID-19 pandemic, governmental actions in response to the pandemic, and the impact on us and our consumers, customers and suppliers, there is no certainty that the measures we take will be sufficient to mitigate the risks posed by COVID-19. See "Item 1A. Risk Factors." for additional discussion.

HIGHLIGHTS OF THE YEAR ENDED MARCH 2020

•
Year ended March 2020 revenues increased 2% to $10.5 billion compared to the year ended March 2019, primarily due to the $462.4 million contribution from organic growth, including a 2% unfavorable impact from foreign currency.

•	Active segment revenues increased 4% to $4.9 billion compared to the year ended March 2019, including a 2% unfavorable impact from foreign currency.

•	Outdoor segment revenues remained flat at $4.6 billion over the year ended March 2019, including a 1% unfavorable impact from foreign currency.

•
Direct-to-consumer revenues were up 5% compared to the year ended March 2019, including a 1% unfavorable impact from foreign currency. Direct-to-consumer revenues accounted for 41% of VF’s total revenues in the year ended March 2020. VF opened 102 retail stores in the year ended March 2020. E-commerce revenues increased 15% in the year ended March 2020 compared to the year ended March 2019, including a 2% unfavorable impact from foreign currency.

•
International revenues increased 1% over the year ended March 2019, including a 3% unfavorable impact from foreign currency. International revenues represented 47% of VF’s total revenues in the year ended March 2020.

•	Gross margin increased 70 basis points to 55.3% in the year ended March 2020 compared to the year ended March 2019,

primarily driven by a mix-shift to higher margin businesses and a favorable net foreign currency transaction impact.

•	Operating cash flow from continuing operations was $800.4 million in the year ended March 2020.

•
Earnings per share decreased 28% to $1.57 in the year ended March 2020 from $2.17 in the year ended March 2019. The decrease was driven by an $0.81 impact from a goodwill impairment charge. The decrease was also attributed to the impact from debt extinguishment, a pension settlement charge, specified strategic business decisions in South America, continued investments in our key strategic growth initiatives and the unfavorable impacts from foreign currency. These decreases were partially offset by a $0.23 positive transitional impact from the enactment of Switzerland's Federal Act of Tax Reform and AHV Financing ("Swiss Tax Act"), organic growth in the Active segment, and continued strength in our direct-to-consumer and international businesses.

•	All financial performance measures were negatively impacted by the COVID-19 pandemic during the fourth quarter of the year ended March 2020.

•	VF repurchased $1.0 billion of its Common Stock and paid $748.7 million in cash dividends, returning $1.7 billion to stockholders.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Income
The following table presents a summary of the changes in net revenues for the year ended March 2020 compared to the year ended March 2019:

(In millions)	Year Ended March 2020 Compared to Year Ended March 2019
Net revenues — prior period	$10,266.9
Organic	462.4
Acquisition	11.8
Dispositions	(96.3)
Impact of foreign currency	(156.2)
Net revenues — current period	$10,488.6

VF Corporation Fiscal 2020 Form 10-K 25

Year Ended March 2020 Compared to Year Ended March 2019

VF reported a 2% increase in revenues in 2020. The revenue increase was attributable to organic growth in all segments and continued strength in our direct-to-consumer and international businesses. The increase was partially offset by lower revenues due to the Reef® brand and Van Moer business dispositions and an unfavorable impact from foreign currency. The overall increase was also impacted by lower revenues in the fourth quarter of Fiscal 2020, primarily driven by the COVID-19 outbreak, which resulted in an 11% decrease in revenues over the fourth quarter of Fiscal 2019. Excluding the impact of foreign currency, international sales grew in every region in 2020.
There is significant uncertainty about the duration and extent of the impact of COVID-19; however, due to store closures and an expected reduction in initial traffic once stores reopen, we anticipate there will be a significant negative impact to our Fiscal 2021 revenues including a decrease of approximately 50% in the first quarter.
Additional details on revenues are provided in the section titled “Information by Reportable Segment”.
The following table presents the percentage relationship to net revenues for components of the Consolidated Statements of Income:

	Year Ended March

	2020	2019
Gross margin (net revenues less cost of goods sold)	55.3%	54.6%
Selling, general and administrative expenses	43.4	43.1
Impairment of goodwill	3.1	—
Operating margin	8.8%	11.6%

Year Ended March 2020 Compared to Year Ended March 2019
Gross margin increased 70 basis points to 55.3% in 2020 compared to 54.6% in 2019. Gross margin in 2020 was positively impacted by a mix-shift to higher margin businesses and a favorable net foreign currency transaction impact.
Selling, general and administrative expenses as a percentage of total revenues increased 30 basis points in 2020 compared to 2019. This increase was primarily due to continued investments in our key strategic growth initiatives, which include direct-to-consumer, demand creation, product innovation and technology. These costs were partially offset by leverage of operating expenses on higher revenues, decreased compensation costs and lower transaction and deal-related costs in 2020.
VF recorded a $323.2 million noncash impairment charge related to the Timberland reporting unit during the fourth quarter of 2020. For additional information, refer to Notes 9 and 23 to the consolidated financial statements and the "Critical Accounting Policies and Estimates" section below.
In 2020, operating margin decreased 280 basis points, to 8.8% from 11.6% in 2019, primarily due to the items described above.
Net interest expense decreased $20.6 million to $72.2 million in 2020. The decrease in net interest expense was due to lower rates on decreased borrowings of short-term debt, partially due to repayment activity funded by the cash received from Kontoor Brands, and higher international cash balances in higher yielding currencies. The decrease was partially offset by a deferred loss on an interest rate hedging contract of $8.5 million recognized in net interest expense in 2020 in connection with the full redemption of the aggregate principal amount of the outstanding 2021 notes.
Outstanding interest-bearing debt averaged $2.6 billion and $3.4 billion for 2020 and 2019, respectively, with short-term borrowings representing 15.2% and 35.3% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 3.0% in 2020 and 3.1% in 2019.
Loss on debt extinguishment of $59.8 million was recorded in 2020 as a result of the premiums, amortization and fees associated with cash tender offers for VF's outstanding 2033 and 2037 notes, and the full redemption of VF's outstanding 2021 notes.

Other income (expense), net primarily consists of foreign currency gains and losses, other components of net periodic pension cost (excluding the service cost component) and non-operating gains and losses. Other income (expense) netted to $(68.7) million and $(59.1) million in 2020 and 2019, respectively. Included in other income (expense), net in 2020 is $48.3 million expense related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America and $27.4 million expense related to pension settlement charges. Included in other income (expense), net in 2019 is the loss on sale of the Reef® brand of $14.4 million and loss on sale of $22.4 million related to the divestiture of the Van Moer business.
The effective income tax rate was 13.5% in 2020 compared to 16.2% in 2019. The effective income tax rate is lower in 2020 when compared to 2019 primarily due to the discrete tax benefit associated with the transitional impact of the Swiss Tax Act. The 2020 effective income tax rate included a net discrete tax benefit of $92.5 million, which primarily related to the $93.6 million net tax benefit recognized due to the transitional impact from the enactment of the Swiss Tax Act. The $92.5 million net discrete tax benefit in 2020 reduced the effective income tax rate by 12.7% compared to an unfavorable 2.0% impact of discrete items for 2019. Excluding discrete items, the effective tax rate during 2020 increased by approximately 12.0% primarily due to nondeductible goodwill impairment charges and a lower percentage of income in lower tax rate jurisdictions. The international effective tax rate was 15.6% for 2020.
As a result of the above, income from continuing operations in 2020 was $629.1 million ($1.57 per diluted share), compared to $870.4 million ($2.17 per diluted share) in 2019.
There is significant uncertainty about the duration and extent of the impact of COVID-19; however, due to expected lower revenues, the adverse impact to gross margin due to higher promotional activity and higher net interest expense resulting from recent debt issuances, we anticipate there will be a significant negative impact to our Fiscal 2021 income from continuing operations.
Refer to additional discussion in the “Information by Reportable Segment” section below.

26 VF Corporation Fiscal 2020 Form 10-K

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
Refer to Note 20 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income before income taxes.
Year Ended March 2020 Compared to Year Ended March 2019
The following tables present a summary of the changes in segment revenues and profit in the year ended March 2020 compared to the year ended March 2019:

Segment Revenues:
	Year Ended March 2020 Compared to Year Ended March 2019
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment revenues — Year Ended March 2019	$4,649.0	$4,721.8	$885.7	$10.4	$10,266.9
Organic	53.0	345.1	32.2	32.1	462.4
Acquisition	11.8	—	—	—	11.8
Dispositions	—	(71.3)	(25.0)	—	(96.3)
Impact of foreign currency	(69.8)	(76.2)	(6.5)	(3.7)	(156.2)
Segment revenues — Year Ended March 2020	$4,644.0	$4,919.4	$886.4	$38.8	$10,488.6

Segment Profit:
	Year Ended March 2020 Compared to Year Ended March 2019
(In millions)	Outdoor	Active	Work	Other (a)	Total
Segment profit — Year Ended March 2019	$544.4	$1,125.7	$67.4	$3.3	$1,740.8
Organic	(22.2)	35.2	(15.8)	(13.8)	(16.6)
Acquisition	(0.2)	—	—	—	(0.2)
Dispositions	—	(6.6)	(0.9)	—	(7.5)
Impact of foreign currency	(5.9)	(17.5)	(0.3)	4.0	(19.7)
Segment profit — Year Ended March 2020	$516.1	$1,136.8	$50.4	$(6.5)	$1,696.8

(a)
Included in the Other category for the year ended March 2020 are results primarily related to the sale of non-VF products. The year ended March 2019 reflect results primarily from transition services related to the sale of the Nautica® brand business. Differences in the results as compared to the prior year, other than the impact of foreign currency, are reflected within the 'organic' activity.

VF Corporation Fiscal 2020 Form 10-K 27

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Year Ended March

(Dollars in millions)	2020	2019	Percent Change
Segment revenues	$4,644.0	$4,649.0	(0.1)%
Segment profit	516.1	544.4	(5.2)%
Operating margin	11.1%	11.7%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Icebreaker®, Smartwool® and Altra®.

Year Ended March 2020 Compared to Year Ended March 2019
Global revenues for Outdoor were flat in 2020 compared to 2019, including a 1% unfavorable impact due to foreign currency. Full year 2020 global revenues for Outdoor included a 15% decline in the fourth quarter (including a 1% unfavorable impact from foreign currency), primarily due to the impact of COVID-19. Revenues in the Americas region increased 2% in 2020. Revenues in the Europe region decreased 2%, including a 3% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 3% in 2020, with a 2% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 3% in 2020, including a 2% unfavorable impact from foreign currency. The increase was due to operational growth across all channels and regions, including strong performance in the wholesale channel and growth in the direct-to-consumer channel driven by an expanding e-commerce business. Full year 2020 global revenues for The North Face® brand included a 14% decrease in the fourth quarter (including a 1% unfavorable impact from foreign currency), primarily due to the impact of COVID-19.
Global revenues for the Timberland® brand decreased 8% in 2020. The decrease reflects overall declines in the wholesale and direct-to-consumer channels and an overall 2% unfavorable impact from foreign currency, which were partially offset by e-commerce growth and increases in China. Full year 2020 global revenues for the Timberland® brand included a 23% decrease in the fourth quarter (including a 1% unfavorable impact from foreign currency), primarily due to the impact of COVID-19.

Global direct-to-consumer revenues for Outdoor were flat in 2020, including a 2% unfavorable impact from foreign currency. Declines in retail store sales were offset by a growing e-commerce business across all regions. Full year 2020 global direct-to-consumer revenues for Outdoor included a 12% decrease in the fourth quarter (including a 1% unfavorable impact from foreign currency), primarily due to the impact of COVID-19. Global wholesale revenues for Outdoor were flat, including a 1% unfavorable impact from foreign currency and reflected global growth in The North Face® brand. Full year 2020 global wholesale revenues for Outdoor included an 18% decrease in the fourth quarter (including a 1% unfavorable impact from foreign currency), primarily due to the impact of COVID-19.
Operating margin decreased 60 basis points in 2020 compared to the 2019 period due to higher product costs and increased investments in product innovation, demand creation and technology. The decline was partially offset by increased pricing, a mix-shift to higher margin businesses, lower relocation costs and a favorable net foreign currency transaction impact. The decrease was also partially offset by a gain of approximately $11 million on the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado during the first quarter of 2020.
As discussed above, there is significant uncertainty about the duration and extent of the impact of COVID-19; however, we anticipate there will be a significant negative impact to our Outdoor Fiscal 2021 segment revenues and segment profit.

28 VF Corporation Fiscal 2020 Form 10-K

Active

	Year Ended March

(Dollars in millions)	2020	2019	Percent Change
Segment revenues	$4,919.4	$4,721.8	4.2%
Segment profit	1,136.8	1,125.7	1.0%
Operating margin	23.1%	23.8%

The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, Eastpak®, JanSport®, Reef® (through the date of sale) and Eagle Creek®.

Year Ended March 2020 Compared to Year Ended March 2019
Global revenues for Active increased 4% in 2020 compared to 2019, including a 2% unfavorable impact from foreign currency, driven by growth across all channels and regions (excluding the impact of foreign currency). Full year 2020 global revenues for Active included a 9% decline in the fourth quarter (including a 1% unfavorable impact from foreign currency), primarily due to the impact of COVID-19. Revenues in the Americas region increased 5% in 2020. Revenues in the Europe region decreased 1%, including a 4% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 11% in 2020, including a 4% unfavorable impact from foreign currency. The year ended March 2020 was also negatively impacted by the sale of the Reef® brand business in October 2018, which resulted in lower revenues of $71.3 million. Excluding the impact of the disposition, global revenues for Active increased 6% compared to the 2019 period, including a 1% unfavorable impact from foreign currency.
Vans® brand global revenues increased 10% in 2020, including a 1% unfavorable impact from foreign currency. The increase was due to strong operational growth across all channels and regions, including strong wholesale performance and direct-to-consumer growth driven by an expanding e-commerce business and new store openings. Full year 2020 global revenues for the Vans® brand included a 7% decrease in the fourth quarter (including a 1% unfavorable impact from foreign currency), primarily due to the impact of COVID-19.
Global direct-to-consumer revenues for Active grew 8% in 2020, including a 1% unfavorable impact from foreign currency. Growth in the direct-to-consumer channel was driven by a growing e-commerce business and new store openings for the Vans® brand. Full year 2020 global direct-to-consumer revenues for Active included an 11% decrease in the fourth quarter, primarily due to the impact of COVID-19. Global wholesale revenues for Active increased 1% in 2020, driven by global growth in the Vans® brand, and included a 2% unfavorable impact from foreign currency. Full year 2020 global wholesale revenues for Active included an 8% decrease in the fourth quarter (including a 2% unfavorable impact from foreign currency), primarily due to the impact of COVID-19. Excluding the impact of the Reef® brand disposition, global wholesale revenues for Active increased 3% in 2020 compared to 2019, including a 2% unfavorable impact from foreign currency.
Operating margin decreased 70 basis points in 2020, reflecting increased investments in direct-to-consumer, demand creation, product innovation and technology, partially offset by leverage of operating expenses on higher revenues, a mix-shift to higher margin businesses and a favorable net foreign currency transaction impact.
As discussed above, there is significant uncertainty about the duration and extent of the impact of COVID-19; however, we anticipate there will be a significant negative impact to our Active Fiscal 2021 segment revenues and segment profit.

VF Corporation Fiscal 2020 Form 10-K 29

Work

	Year Ended March

(Dollars in millions)	2020	2019	Percent Change
Segment revenues	$886.4	$885.7	0.1%
Segment profit	50.4	67.4	(25.2)%
Operating margin	5.7%	7.6%

The Work segment includes the following brands: Dickies® and Timberland PRO®.

Year Ended March 2020 Compared to Year Ended March 2019
Global Work revenues were flat in 2020 compared to 2019, including a 1% unfavorable impact from foreign currency. Full year 2020 global revenues for Work included a 1% decrease in the fourth quarter (including a 1% unfavorable impact from foreign currency), which was impacted by COVID-19. The year ended March 2020 was also negatively impacted by the sale of the Van Moer business in October 2018, which resulted in lower revenues of $25.0 million. Excluding the impact of the disposition, global revenues for Work increased 3% compared to the 2019 period, including a 1% unfavorable impact from foreign currency. The revenue increase was due to growth in both the Dickies® and Timberland PRO® brands. Revenues in the Americas increased 3% in 2020. Revenues in the Europe region were flat, including a 3% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 7%, including a 3% unfavorable impact from foreign currency.
Dickies® brand global revenues increased 3% in 2020, including a 1% unfavorable impact from foreign currency. The increase was primarily due to growth in the Asia-Pacific region, specifically in China, and reflects increases in the wholesale and direct-to-consumer channels. Full year 2020 global revenues for the Dickies® brand included a 3% decrease in the fourth quarter (including a 1% unfavorable impact from foreign currency), primarily due to the impact of COVID-19.
Operating margin decreased 190 basis points in 2020 compared to 2019. The decrease reflects certain higher product costs and increased investments in direct-to-consumer, demand creation and product innovation, partially offset by increased pricing and lower transaction and deal-related costs from the acquisition of the Williamson-Dickie business.
As discussed above, there is significant uncertainty about the duration and extent of the impact of COVID-19; however, we anticipate there will be a significant negative impact to our Work Fiscal 2021 segment revenues and segment profit.

Reconciliation of Segment Profit to Consolidated Income Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated income before income taxes. These costs are (i) impairment of goodwill and intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the respective businesses, (ii) interest expense, net, and loss on debt extinguishment which are excluded from segment profit because substantially all financing costs are managed at the corporate office and are not under the control of segment management, and (iii) corporate and other expenses, which are excluded from segment profit to the extent they are not allocated to the segments. Impairment of goodwill and net interest expense are discussed in the “Consolidated Statements of Income” section, and corporate and other expenses are discussed below.
Following is a summary of VF’s corporate and other expenses:

	Year Ended March

(In millions)	2020	2019
Information systems and shared services	$365.9	$418.1
Less costs allocated to segments	(212.0)	(255.6)
Information systems and shared services retained at corporate	153.9	162.5
Corporate headquarters’ costs	292.5	257.3
Other	68.0	189.9
Corporate and other expenses	$514.4	$609.7

Information Systems and Shared Services
These costs include management information systems and the centralized finance, supply chain, human resources, direct-to-consumer and customer management functions that support worldwide operations. Operating costs of information systems and shared services are charged to the segments based on utilization of those services. Costs to develop new computer applications are generally not allocated to the segments. Included in information systems and shared services costs in the year ended March 2020 and 2019 are costs associated with software system implementations and upgrades and other strategic projects.
Corporate Headquarters’ Costs
Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees, and general and administrative expenses that have not been allocated to the segments. The increase in corporate headquarters’

30 VF Corporation Fiscal 2020 Form 10-K

costs in 2020 compared to 2019 is primarily attributed to expenses associated with the acquisition, integration and separation of businesses, certain costs related to the relocation of VF's global headquarters to Denver, Colorado, and other strategic project costs.
Other
This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the segments, (ii) costs of registering, maintaining and enforcing certain of VF’s trademarks, and (iii) miscellaneous consolidated costs, the most significant of which is related to the expense of VF’s centrally-managed U.S. defined benefit pension plans. Included in other expense in 2020 is $48.3 million related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America. Included in both 2020 and 2019 are certain corporate overhead and other costs previously included in the Work and former Jeans segments, which have been reallocated to continuing operations. The costs in 2020 associated with the former Jeans segment have been largely offset by reimbursements from Kontoor Brands related to transition services, which is the primary driver of the overall decrease when compared to costs in 2019. Also included in other expense in the year ended March 2019 is the loss on sale of the Reef® brand business of $14.4 million and loss on sale of $22.4 million related to the divestiture of the Van Moer business.

International Operations

International revenues increased 1% in the year ended March 2020 over the year ended March 2019. Foreign currency negatively impacted international revenue growth by 3% in the year ended March 2020. Full year 2020 international revenues included an 11% decrease in the fourth quarter (including a 2% unfavorable impact from foreign currency), primarily due to the impact of COVID-19. Revenues in the Europe region decreased 2% in the year ended March 2020, including a 4% unfavorable impact from foreign currency. In the Asia-Pacific region, revenues increased 4% in the year ended March 2020 over the year ended March 2019, driven by growth in China. Foreign currency negatively impacted revenues in the Asia-Pacific region by 3%. Revenues in the Americas (non-U.S.) region grew 6% in the year ended March 2020, reflecting operational growth, partially offset by a 2% unfavorable impact from foreign currencies. Excluding the impact of dispositions, international revenues increased 2% in the year ended March 2020, including a 3% unfavorable impact from foreign currency. International revenues were 47% and 48% of total VF revenues in the year ended March 2020 and 2019, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues grew 5% in the year ended March 2020 over the year ended March 2019, reflecting growth in all regions. Foreign currency negatively impacted direct-to-consumer revenue growth by 1% in the year ended March 2020. The increase in direct-to-consumer revenues was due to an expanding e-commerce business which grew 15% in the year ended March 2020, including a 2% unfavorable impact from foreign currency. Full year 2020 direct-to-consumer revenues included an 11% decrease in the fourth quarter (including a 1% unfavorable impact from foreign currency), primarily due to the impact of COVID-19. VF opened 102 stores in the year ended March 2020, bringing the total number of VF-owned retail stores to 1,379 at March 2020. There were 1,382 VF-owned retail stores at March 2019. Direct-to-consumer revenues were 41% of total VF revenues in the year ended March 2020 compared to 40% in the year ended March 2019.

VF Corporation Fiscal 2020 Form 10-K 31

YEAR ENDED MARCH 2019 ANALYSIS

Consolidated Statement of Income

VF reported $10.3 billion in revenues for the year ended March 2019. Revenues were driven by strength in all segments, the direct-to-consumer channel, international businesses and recent acquisitions, including Williamson-Dickie, Icebreaker and Altra.
Direct-to-consumer revenues were 40% of total revenues in 2019, driven by an expanding e-commerce business. There were 1,382 total VF-owned retail stores at the end of March 2019. International revenues were 48% of total revenues in 2019, driven by the Europe and Asia-Pacific regions.
Gross margin was 54.6% in 2019, which was driven by VF's higher margin businesses and increased pricing, partially offset by costs related to the relocation of our global headquarters and certain brands to Denver, Colorado and costs related to the acquisition, integration and separation of businesses.
Selling, general and administrative expenses as a percentage of total revenues was 43.1% during 2019. This includes $81.0 million of expenses related to the relocation of our global headquarters and certain brands to Denver, Colorado and expenses related to the acquisition, integration and separation of businesses. The year ended March 2019 also included continued investments in our key strategic growth initiatives, which include direct-to-consumer, demand creation, product innovation and technology.
Operating margin in 2019 was 11.6% due to the items described above.
Net interest expense was $92.7 million in 2019. This was driven by interest on short-term borrowings, offset by international bank balances in high yielding currencies. Total outstanding debt averaged $3.4 billion in 2019, with a weighted average interest rate of 3.1%.
Other income (expense), net primarily consists of foreign currency gains and losses, other components of net periodic pension cost (excluding the service cost component) and non-operating gains and losses. Other income (expense) netted to $(59.1) million in 2019 and included the loss on sale of the Reef® brand of $14.4 million and loss on sale of $22.4 million related to the divestiture of the Van Moer business.
The effective income tax rate for the year ended March 2019 was 16.2%. The year ended March 2019 included a net discrete tax expense of $21.0 million, which included $37.3 million net tax expense related to adjustments to provisional amounts recorded in 2017 under the Tax Cuts and Jobs Act ("U.S. Tax Act"), $26.2 million of tax benefit related to stock compensation, $5.9 million of net tax expense related to return to accrual adjustments and $4.5 million of net tax expense related to unrecognized tax benefits and interest. The $21.0 million net discrete tax expense in 2019 increased the effective income tax rate by 2.0%. Without discrete items, the effective income tax rate for 2019 was 14.2%.
As a result of the above, income from continuing operations in 2019 was $870.4 million ($2.17 per diluted share).

Information by Reportable Segment

Global revenues for Outdoor were $4.6 billion in 2019, driven by The North Face® brand and both the wholesale and the direct-to-consumer channels, including e-commerce. Global revenues for Outdoor were also driven by the Icebreaker and Altra acquisitions. Segment profit for Outdoor was $544.4 million in March 2019 and operating margin was 11.7%, which includes high levels of selling, general and administrative costs related to the relocation of certain brands to Denver, Colorado.
Global revenues for Active were $4.7 billion in 2019, driven by strength in the Vans® brand across both the direct-to-consumer and wholesale channels and strong performance across all regions. Direct-to-consumer performance was driven by an expanding e-commerce business and retail store openings. Segment profit for Active was $1.1 billion in 2019 and operating margin was 23.8%, due to a mix-shift to higher margin businesses and leverage of operating expenses on higher revenues.

Global revenues for Work were $885.7 million in 2019, which includes the Williamson-Dickie acquisition. Segment profit for Work was $67.4 million in 2019 and operating margin was 7.6%, driven by costs related to the acquisition, integration and operating results of the Williamson-Dickie acquisition.
Corporate and other expenses in 2019 were $609.7 million and were driven by costs related to information systems and shared services, compensation, and strategic projects. The corporate and other expenses in 2019 also reflect corporate overhead and other costs previously included in the Work and former Jeans segments that have been reallocated to continuing operations, and the losses on sale of the Reef® brand and Van Moer businesses.

32 VF Corporation Fiscal 2020 Form 10-K

TRANSITION PERIOD THREE MONTHS ENDED MARCH 2018 ANALYSIS

Consolidated Statement of Income

VF reported $2.2 billion in revenues for the three months ended March 2018. Revenues were driven by strength in the Active segment, the direct-to-consumer channel, international businesses and the Williamson-Dickie acquisition.
Direct-to-consumer revenues were 40% of total revenues in the three months ended March 2018, driven by an expanding e-commerce business. There were 1,313 total VF-owned retail stores at the end of March 2018. International revenues were 53% of total revenues in the three months ended March 2018, driven by the Europe and Asia-Pacific regions.
Gross margin was 53.8% in the three months ended March 2018, which was due to favorable pricing and a mix-shift to higher margin businesses in the Active and Outdoor segments, partially offset by lower margins attributable to the Williamson-Dickie acquisition and product costs.
Selling, general and administrative expenses as a percentage of total revenues was 47.0% during the three months ended March 2018. This includes expenses related to the acquisition and integration of businesses and investments in our key growth priorities, which include demand creation, customer fulfillment, direct-to-consumer and product innovation. Compensation costs also impacted the three months ended March 2018.
Operating margin in the three months ended March 2018 was 6.8% due to the items described above.

Net interest expense was $22.6 million in the three months ended March 2018. This was driven by interest on short-term borrowings and reflects lower interest on long-term debt due to the payoff of the $250.0 million of 5.95% fixed-rate notes on November 1, 2017. Total outstanding debt averaged $3.2 billion in the three months ended March 2018, with a weighted average interest rate of 2.9%.
The effective income tax rate for the three months ended March 2018 was 1.8%. The three months ended March 2018 included a net discrete tax benefit of $14.7 million, which included a $10.7 million tax benefit related to stock compensation, a $7.3 million net tax benefit related to the realization of previously unrecognized tax benefits and interest, an $8.4 million tax expense related to the change of a prior estimate of taxes payable, and a $5.1 million net tax benefit related to adjustments to provisional amounts recorded in 2017 under the U.S. Tax Act. The $14.7 million net discrete tax benefit in the three months ended March 2018 reduced the effective income tax rate by 11.2%. Without discrete items, the effective income tax rate for the three months ended March 2018 was 13.0%.
As a result of the above, income from continuing operations in the three months ended March 2018 was $129.0 million ($0.32 per diluted share).

Information by Reportable Segment

Global revenues for Outdoor were $888.0 million in the three months ended March 2018, driven by The North Face® brand, the direct-to-consumer channel, including e-commerce, and the Europe region. Segment profit for Outdoor was $44.7 million in the three months ended March 2018 and operating margin was 5.0%, which reflects high levels of selling, general and administrative investments in direct-to-consumer and demand creation initiatives and product costs, partially offset by VF's higher margin businesses.
Global revenues for Active were $1.1 billion in the three months ended March 2018, driven by strength in the Vans® brand across both the direct-to-consumer and wholesale channels and strong performance across all regions. Direct-to-consumer performance was driven by an expanding e-commerce business and retail store openings. Segment profit for Active was $237.6 million in the three months ended March 2018 and operating margin was 22.2%, due to a mix-shift to higher margin businesses, increased pricing and lower product costs, partially offset by selling, general and administrative investments in direct-to-consumer and demand creation initiatives.
Global revenues for Work were $221.9 million in the three months ended March 2018, which includes the Williamson-Dickie acquisition. Segment profit for Work was $11.5 million in the three months ended March 2018 and operating margin was 5.2%, driven by increased selling, general and administrative expenses and higher product costs, partially offset by a mix-shift to higher margin businesses.
Corporate and other expenses in the three months ended March 2018 were $139.9 million and were driven by compensation costs and investments in our key strategic growth initiatives, including expenses related to the acquisition and integration of businesses.

VF Corporation Fiscal 2020 Form 10-K 33

YEAR ENDED DECEMBER 2017 ANALYSIS

Consolidated Statement of Income

VF reported $8.4 billion in revenues for the year ended December 2017. Revenues were driven by strength in the Active and Outdoor segments, the direct-to-consumer, international businesses and the Williamson-Dickie acquisition.
Direct-to-consumer revenues were 40% of total revenues in 2017, driven by an expanding e-commerce business. There were 1,344 total VF-owned retail stores at the end of December 2017. International revenues were 49% of total revenues in 2017, driven by the Europe and Asia-Pacific regions.
Gross margin was 54.1% in 2017, which was due to favorable pricing and a mix-shift to higher margin businesses.
Selling, general and administrative expenses as a percentage of total revenues was 43.6% during 2017. This was due to investments in our key growth priorities, which include direct-to-consumer, product innovations, demand creation and technology initiatives.
Operating margin in 2017 was 10.5% due to the items described above.
Net interest expense was $89.0 million in 2017. This was driven by interest on short-term borrowings and higher interest on long-term debt balances due to a full year of interest on the €850.0 million euro-denominated 0.625% fixed-rate notes issued in September 2016, which were partially offset by the payoff of the $250.0 million of 5.95% fixed-rate notes on November 1, 2017 and higher international short-term investment rates. Outstanding interest-bearing debt averaged $3.2 billion for 2017, with short-term borrowings representing 27% of average debt outstanding. The weighted average interest rate on outstanding debt was 3.1% in 2017.
Other income (expense), net primarily consists of foreign currency gains and losses, other components of net periodic pension cost (excluding the service cost component) and non-operating gains and losses. Other income (expense) netted to $(6.5) million in 2017.

The effective income tax rate was 66.0% in 2017. The effective income tax rate was substantially higher in 2017 primarily due to discrete tax expense associated with the U.S. Tax Act. The U.S. Tax Act reduced the federal tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. As part of the legislation, U.S. companies were required to pay a tax on historical earnings generated offshore that have not been repatriated to the U.S. Additionally, revaluation of deferred tax asset and liability positions at the lower federal base rate of 21% was also required. The transitional impact of the U.S. Tax Act resulted in a provisional net charge of $465.5 million, or $1.15 per share, during the three months ended December 2017. This amount, which is included in the income taxes line item in the Consolidated Statements of Income, is primarily comprised of approximately $512.4 million related to the transition tax and approximately $89.5 million tax benefit related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional charges of $42.6 million were primarily related to U.S. federal and state tax on foreign income and dividends and establishing a deferred tax liability for foreign withholding taxes as the Company is not asserting indefinite reinvestment on short-term liquid assets of certain foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested.
The 2017 effective income tax rate included a net discrete tax expense of $441.9 million, which included the provisional net charge of $465.5 million related to the U.S. Tax Act and $22.0 million of tax benefits related to stock compensation. The $441.9 million net discrete tax expense in 2017 increased the effective income tax rate by 56.1%. Without discrete items, the effective tax rate during 2017 was 9.9%.
As a result of the above, income from continuing operations in 2017 was $268.1 million ($0.66 per diluted share).

Information by Reportable Segment

Global revenues for Outdoor were $4.2 billion in 2017, driven by strength in The North Face® brand and the direct-to-consumer channel. Segment profit for Outdoor was $537.5 million in 2017 and operating margin was 12.8%, due to increased levels of investments in direct-to-consumer, product and innovation, demand creation and technology, partially offset by gross margin expansion driven by a mix-shift to higher margin businesses, lower product costs and pricing.
Global revenues for Active were $3.8 billion in 2017, driven by strength in the Vans® brand across both the direct-to-consumer and wholesale channels. Segment profit for Active was $805.8 million in 2017 and operating margin was 21.3%, due to gross margin expansion driven by a mix-shift to higher margin businesses, pricing and lower product costs, partially offset by increased investments in direct-to-consumer, product and innovation, demand creation and technology.
Global revenues for Work were $394.0 million in 2017, which includes Williamson-Dickie beginning at the October 2, 2017 acquisition date. Segment profit for Work was $42.6 million in 2017 and operating margin was 10.8%, due to the impact of amounts related to the acquisition, integration and operating results of Williamson-Dickie and a mix-shift to higher margin businesses.
Corporate and other expenses in 2017 were $509.1 million and were driven by software system implementations and upgrades, strategic project costs and cash and stock-based compensation expense.

34 VF Corporation Fiscal 2020 Form 10-K

ANALYSIS OF FINANCIAL CONDITION

Balance Sheets

The following discussion refers to significant changes in balances for continuing operations at March 2020 compared to March 2019:

•	Increase in inventories — primarily due to higher inventory levels due to decreased consumer demand due to the impact of COVID-19.

•	Increase in property, plant and equipment — primarily related to capital spending associated with the construction of distribution centers.

•	Decrease in goodwill — primarily due to a $323.2 million goodwill impairment charge related to the Timberland reporting unit.

•
Increase in operating lease right-of-use assets — due to amounts recorded in connection with the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases ("ASC 842").

•	Increase in other assets — primarily due to an increase in deferred tax assets associated with the transitional impact from the enactment of the Swiss Tax Act.

•
Increase in short-term borrowings — primarily due to a $1.0 billion draw down from VF's $2.25 billion senior unsecured revolving credit facility in March 2020, in response to the COVID-19 pandemic, partially offset by repayment of commercial paper borrowings including the use of funds provided by the cash received from Kontoor Brands.

•	Decrease in accounts payable — driven by the timing of payments to vendors.

•	Increase in accrued liabilities — primarily due to amounts recorded for operating lease liabilities in connection with the adoption of ASC 842, partially offset by lower accrued compensation.

•
Increase in long-term debt — due to the issuance of €500.0 million euro-denominated 0.250% fixed rate notes and €500.0 million euro-denominated 0.625% fixed rate notes in 2020, partially offset by cash tender offers for $23.0 million and $63.1 million of VF's outstanding 2033 and 2037 notes, respectively, and the full redemption of $500.0 million of VF's outstanding 2021 notes in 2020.

•	Increase in operating lease liabilities — due to amounts recorded for operating lease liabilities in connection with the adoption of ASC 842.

•	Decrease in other liabilities — primarily due to the reclassification of deferred rent credits from other liabilities to operating lease right-of-use assets in connection with the adoption of ASC 842.

Liquidity and Cash Flows

The financial condition of VF is reflected in the following:

	March	March
(Dollars in millions)	2020	2019
Working capital	$1,518.8	$1,094.4
Current ratio	1.5 to 1	1.5 to 1
Debt to total capital	60.8%	39.3%

The current ratio remained flat at March 2020 compared to March 2019, as increases in current assets driven by higher cash balances primarily due to debt issuances, as discussed in the "Cash Provided (Used) by Financing Activities" section below, and higher inventory balances, as discussed in the "Balance Sheets" section above, were offset by increases in current liabilities driven by higher short-term borrowings and accrued liabilities, as discussed in the "Balance Sheets" section above. The comparison was negatively impacted by the recording of the current portion of operating lease liabilities in accrued liabilities in the March 2020 period in connection with the adoption of ASC 842.
For the ratio of debt to total capital, debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, beginning in the Fiscal 2020 period. Total capital is defined as debt plus stockholders’ equity. The increase in the debt to total capital ratio at March 2020 compared to March 2019 was attributed to the increase in operating lease liabilities, the increase in short-term borrowings and the increase in long-term debt, as discussed in the

"Balance Sheets" section above. The increase was also attributed to a decrease in stockholders' equity, driven by share repurchases and payments of dividends, partially offset by net income and stock-based compensation activity. Excluding the operating lease liabilities, the debt to total capital ratio was 53.3% as of March 2020. VF's consolidated indebtedness excluding operating lease liabilities and net of unrestricted cash of VF and its subsidiaries as a percentage of total capital (net debt to capital) was 42.4% as of March 2020.
VF’s primary source of liquidity is the strong annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are typically highest in the fourth quarter of the calendar year.

VF Corporation Fiscal 2020 Form 10-K 35

In summary, our cash flows from continuing operations were as follows:

	Year Ended March		Three Months Ended March 2018 (Transition Period)	Year Ended December

(In millions)	2020	2019		2017
Cash provided (used) by operating activities	$800.4	$1,240.0	$(253.4)	$1,017.9
Cash used by investing activities	(285.3)	(177.4)	(46.2)	(736.8)
Cash provided (used) by financing activities	309.7	(1,591.0)	406.8	(1,363.0)

Cash Provided (Used) by Operating Activities

Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The decrease in cash provided by operating activities in the year ended March 2020 compared to the year ended March 2019 is primarily due to lower net income in the year ended March 2020 and an increase in net cash usage for working capital.
Cash provided by operating activities in the year ended March 2019 reflects higher net income and net cash provided by working capital.
Cash used by operating activities in the three months ended March 2018 reflects net cash usage from working capital driven by the timing of payments and cash collections.
Cash provided by operating activities in the year ended December 2017 reflects lower net income that was largely offset by working capital changes primarily related to an increase in accrued income tax payable resulting from the U.S. Tax Act.
Cash Used by Investing Activities
The increase in cash used by investing activities in the year ended March 2020 compared to the year ended March 2019 related primarily to $430.3 million of proceeds from the sale of businesses, net of cash sold in the year ended March 2019, partially offset by $320.4 million of net cash paid for acquisitions in the year ended March 2019 and $63.7 million from the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado in the year ended March 2020. Capital expenditures increased $72.4 million compared to the year ended March 2019.
VF's investing activities in the year ended March 2019 include $430.3 million of proceeds from the sale of businesses, net of cash sold in the year. The proceeds were more than offset by $320.4 million of net cash paid for acquisitions, capital expenditures of $215.8 million and software purchases of $53.2 million.
VF's investing activities in the three months ended March 2018 include $45.5 million of capital expenditures, proceeds from the sale of property, plant and equipment of $20.8 million and $18.7 million of software purchases.
VF’s investing activities in the year ended December 2017 related primarily to the Williamson-Dickie acquisition of $740.5 million, net of cash received. Additionally, the activities included $215.0 million of proceeds from the sale of LSG. Capital expenditures of $140.2 million and software purchases of $63.6 million offset the proceeds received.
Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities in the year ended March 2020 compared to the year ended March 2019 was primarily due to a net increase in short-term borrowings of $1.4 billion, proceeds from long-term debt of $1.1 billion and $906.1 million of cash received from Kontoor Brands, net of cash transferred, which was partially offset by an $849.3 million increase in share repurchases and a $642.8 million increase in payments on long-term debt during the year ended March 2020.
VF's financing activities in the year ended March 2019 include an $864.2 million net decrease in short-term borrowings, $767.1 million in cash dividends paid and $150.7 million in share repurchases.
VF's financing activities in the three months ended March 2018 include a $795.9 million net increase in short-term borrowings, partially offset by $250.3 million in share repurchases and $181.4 million in cash dividends paid.
VF's financing activities in the year ended December 2017 include $1.2 billion in share repurchases, a $250.0 million repayment of long-term debt and $684.7 million in cash dividends paid, partially offset by a $686.5 million net increase in short-term borrowings.
During the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017, VF purchased 12.0 million, 1.9 million, 3.4 million and 22.2 million shares, respectively, of its Common Stock in open market transactions under the share repurchase program authorized by VF's Board of Directors. The cost was $1.0 billion, $150.7 million, $250.3 million and $1.2 billion with an average price per share of $83.33, $80.62, $74.46 and $54.04 in the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017, respectively. These amounts include shares held by the Company's deferred compensation plans.
In response to the COVID-19 outbreak and to preserve financial liquidity, VF has made the decision to temporarily pause its share repurchase program. As of the end of Fiscal 2020, the Company had $2.8 billion remaining for future repurchases under its share repurchase program. VF will continue to evaluate its use of capital, giving first priority to business acquisitions and then to direct shareholder return in the form of dividends and share repurchases.
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

36 VF Corporation Fiscal 2020 Form 10-K

under the Global Credit Facility are priced at a credit spread of 81.0 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 6.5 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.
In April 2020, VF entered into an amendment to the Global Credit Facility that resulted in certain changes to the restrictive covenants, including an increase to the consolidated indebtedness to consolidated capitalization ratio financial covenant to 70% and revised calculation of consolidated indebtedness to be net of unrestricted cash of VF and its subsidiaries.
In March 2020, VF elected to draw down $1.0 billion from the Global Credit Facility to strengthen the Company's cash position and support general working capital needs in Fiscal 2021, which was an action taken by VF in response to the COVID-19 pandemic. On April 9, 2020, VF elected to draw down an additional $1.0 billion available from the Global Credit Facility.
VF has a commercial paper program that allows for borrowings up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings and standby letters of credit issued as of March 2020 were $215.0 million and $18.4 million, respectively.
VF has $97.3 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $13.8 million and $9.1 million at March 2020 and March 2019, respectively. Borrowings under these arrangements had a weighted average interest rate of 16.3% and 24.6% at March 2020 and March 2019, respectively.
In February 2020, VF issued €500.0 million of 0.250% euro-denominated fixed-rate notes maturing in February 2028 and €500.0 million of 0.625% euro-denominated fixed-rate notes maturing in February 2032. The 2028 notes were issued as a green bond, and thus an amount equal to the net proceeds will be used to finance projects that focus on key environmental sustainability initiatives including sustainable products and materials, sustainable operations and supply chain, and natural carbon sinks.
In February and March 2020, VF completed cash tender offers for $23.0 million and $63.1 million in aggregate principal amounts of its outstanding 6.00% fixed-rate notes due 2033 and 6.45% fixed-rate notes due 2037, respectively. The cash tender offers were subject to various conditions, which resulted in premiums of $8.6 million and $31.9 million for the 2033 and 2037 notes, respectively.
In March 2020, VF completed the full redemption of $500.0 million in aggregate principal amount of its outstanding 3.50% fixed-rate notes due 2021. The redemption price was equal to the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at 120 basis points, which resulted in a make-whole premium of $17.0 million.
On April 23, 2020, VF closed its sale of senior unsecured notes including $1.0 billion of 2.050% notes due April 2022, $750.0 million of 2.400% notes due April 2025, $500.0 million of 2.800% notes due April 2027 and $750.0 million of 2.950% notes due April 2030. The net proceeds received by the Company were approximately $2.98 billion. A portion of the net proceeds was used to repay the $2.0 billion of borrowings under the Global Credit Facility noted above and the remaining net proceeds will be used for general corporate purposes. Following the notes issuance and repayment, VF has approximately $2.2 billion available for borrowing against the Global Credit Facility and approximately $3.0 billion of cash and equivalents on hand.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2020, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, both with 'stable' outlooks, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively. In April 2020, Standard & Poor's Ratings Services revised VF's credit rating outlook to 'negative' from 'stable' to reflect the risk that extended economic stress from the COVID-19 pandemic on operating performance could result in a downgrade due to prolonged credit measure deterioration. Similarly, in April 2020 Moody's Investor Services also revised VF's credit rating outlook to 'negative'. At the same time, both agencies affirmed VF’s long-term debt and commercial paper ratings.
None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2023, 2028, 2032 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest.
Cash dividends totaled $1.90 per share in the year ended March 2020 as compared to $1.94, $0.46 and $1.72 in the year ended March 2019, the three months ended March 2018 and the year ended December 2017, respectively. The dividend payout ratio was 111.8% of diluted earnings per share in the year ended March 2020, as compared to 61.7%, 73.0% and 112.9% in the year ended March 2019, the three months ended March 2018 and the year ended December 2017, respectively. The Company has declared a dividend of $0.48 per share that is payable in the first quarter of Fiscal 2021. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend and is not contemplating the suspension of its dividend program at this time.
There is currently significant uncertainty about the duration and extent of the impact of COVID-19; however, we expect there will be a significant negative impact to our Fiscal 2021 cash flows. We believe the Company has sufficient liquidity and flexibility to operate during the disruptions caused by the COVID-19 pandemic and related governmental actions and regulations and health authority advisories and meet its obligations as they become due. However, due to the uncertainty of the duration and severity of the COVID-19 pandemic, governmental actions in response to the pandemic, and the impact on us and our consumers, customers and suppliers, there is no certainty that the measures we take will be sufficient to mitigate the risks posed by COVID-19.

VF Corporation Fiscal 2020 Form 10-K 37

Following is a summary of VF’s contractual obligations and commercial commitments at the end of March 2020 that will require the use of funds:

		Payment Due or Forecasted by Fiscal Year
(In millions)	Total	2021	2022	2023	2024	2024	Thereafter
Recorded liabilities:
Long-term debt (1)	$2,649	$2	$2	$2	$945	$2	$1,696
Operating leases (4)	1,470	378	320	244	167	109	252
Other (2)	302	92	44	38	32	34	62
Unrecorded commitments:
Interest payment obligations (3)	712	51	51	51	48	45	466
Minimum royalty payments (5)	38	16	7	4	2	2	7
Inventory obligations (6)	1,761	1,730	12	10	9	—	—
Other obligations (7)	395	249	84	50	7	5	—
	$7,327	$2,518	$520	$399	$1,210	$197	$2,483

(1)	Long-term debt consists of required principal payments on long-term debt and finance lease obligations.

(2)
Other recorded liabilities represent payments due for long-term liabilities in VF’s Consolidated Balance Sheet related to deferred compensation and other employee-related benefits, product warranty claims and other liabilities. These amounts are based on historical and forecasted cash outflows. Amounts exclude liabilities for unrecognized income tax benefits and deferred income taxes. Obligations under our qualified defined benefit pension plans and unfunded supplemental executive retirement plan are not included in the table above. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 16 to the consolidated financial statements. We currently estimate that we will make contributions of approximately $19.1 million to our pension plans during Fiscal 2021. Future contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, changes to the plan, or significant differences between expected and actual pension asset performance or interest rates.

(3)
Interest payment obligations represent required interest payments on long-term debt and the interest portion of payments on finance leases. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the consolidated financial statements.

(4)
Operating leases represent required lease payments during the noncancelable lease term. Variable payments for occupancy-related costs, real estate taxes, insurance and contingent rent are not included above. In addition, $319.6 million of leases (on an undiscounted basis) that have not yet commenced with terms of 2 to 15 years beginning in Fiscal 2021 are not included above.

(5)
Minimum royalty payments represent obligations under license agreements to use trademarks owned by third parties and include required minimum advertising commitments. Actual payments could exceed minimum royalty obligations.

(6)
Inventory obligations represent binding commitments to purchase finished goods, raw materials and sewing labor that are payable upon delivery of the inventory to VF. This obligation excludes the amount included in accounts payable at March 2020 related to inventory purchases.

(7)
Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, and (ii) capital expenditures for approved projects.

VF had other financial commitments at the end of Fiscal 2020 that are not included in the above table but may require the use of funds under certain circumstances:

•
$107.5 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the above table because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.

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

38 VF Corporation Fiscal 2020 Form 10-K

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
Cash and equivalents risks
VF had $1.4 billion of cash and equivalents at the end of Fiscal 2020. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business. Similarly, management monitors the credit quality of cash equivalents.
Defined benefit pension plan risks
At the end of Fiscal 2020, VF’s defined benefit pension plans were underfunded by a net total of $14.0 million. The underfunded status includes a $118.5 million liability related to our unfunded U.S. supplemental defined benefit plan, $52.8 million of net liabilities related to our non-U.S. defined benefit plans, and a $157.4 million net asset related to our U.S. qualified defined benefit plan. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.
VF’s reported earnings are subject to risks due to the volatility of its pension expense, which has ranged in recent years from $34.8 million in the year ended December 2017 to $23.6 million in the year ended March 2020, including the $27.4 million settlement charge discussed below. These fluctuations are primarily due to the decrease in service costs due to the freeze of future benefit accruals in the U.S. qualified and supplemental defined benefit plans as of December 31, 2018 and varying amounts of actuarial gains and losses that are deferred and amortized to future years’ expense. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.
In Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified defined benefit pension plan and supplemental defined benefit pension plan, effective December 31, 2018. During the year ended March 2020, VF took an additional step in managing pension risk by offering former employees in the U.S. qualified plan a lump-sum option to receive a distribution of their deferred vested benefits, pursuant to which the plan paid approximately $130 million in distributions to settle $170 million of projected benefit obligations related to participants. VF recorded a $23.0 million settlement charge in other income (expense), net line item in the Consolidated Statement of Income during the year ended March 2020 to recognize the related deferred actuarial losses in accumulated OCI. The U.S. qualified plan participants were reduced by 10% as a result of this offer. No additional funding of the pension plan was required as all distributions were paid out of existing plan assets, and the plan’s funded status remained materially unchanged. Refer to Note 16 to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section below.
VF has taken a series of steps to manage the risk and volatility in the pension plans and their impact on the financial statements. The U.S. qualified and supplemental defined benefit plans were closed to new entrants in 2005 and all future benefit accruals were frozen as of December 31, 2018. The investment strategy of the U.S. qualified plan continues to define dynamic asset allocation targets that are dependent upon changes in the plan’s funded status, capital market expectations, and risk tolerance. Management will continue to evaluate actions that may help to reduce VF’s risks related to its defined benefit plans.
Interest rate risks
VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since all of VF’s long-term debt has fixed interest rates, the exposure relates to changes in interest rates on variable rate short-term borrowings (which averaged approximately $399.0 million during Fiscal 2020). However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during Fiscal 2020, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $0.5 million.
Foreign currency exchange rate risks
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 47% of VF’s revenues in the year ended March 2020 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. As discussed later in this section, management hedges VF’s investments in certain foreign operations and foreign currency transactions.
The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. For net advances to and investments in VF’s foreign businesses that are considered to be long-term, the impact of changes in foreign currency exchange rates on those long-term advances is deferred as a component of accumulated OCI in stockholders’ equity. The U.S. dollar value of net investments in foreign subsidiaries fluctuates with changes in the underlying functional currencies. In February 2020, VF issued €1.0 billion of euro-denominated fixed-rate notes and in September 2016, VF issued €850 million of euro-denominated fixed-rate notes. These notes have been designated as net investment hedges of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as

VF Corporation Fiscal 2020 Form 10-K 39

an offset to the foreign currency translation adjustments on the hedged investments. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
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
For cash flow hedging contracts outstanding at the end of Fiscal 2020, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of Fiscal 2020, it would result in a change in fair value of those contracts of approximately $239 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
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

Inventories

VF’s inventories are stated at the lower of cost or net realizable value. Cost includes all material, labor and overhead costs incurred to manufacture or purchase the finished goods. Overhead allocated to manufactured product is based on the normal capacity of plants and does not include amounts related to idle capacity or abnormal production inefficiencies. VF performs a detailed review at each business unit, at least quarterly, of all inventories on the basis of individual styles or individual style-size-color stock keeping units to identify slow moving or excess products, discontinued and to-

be-discontinued products, and off-quality merchandise. This review matches inventory on hand, plus current production and purchase commitments, with current and expected future sales orders. Management performs an evaluation to estimate net realizable value using a systematic and consistent methodology of forecasting future demand, market conditions and selling prices less costs of disposal. If the estimated net realizable value is less than cost, VF provides an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures

40 VF Corporation Fiscal 2020 Form 10-K

at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to VF’s timely identification and ability to rapidly dispose of these distressed inventories.
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
Testing of Definite-Lived Assets
VF’s policy is to review property, plant and equipment and definite-lived intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. VF tests for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent. VF measures recoverability of the carrying value of an asset or asset group by comparison to the estimated pre-tax undiscounted cash flows expected to be generated by the asset. If the forecasted pre-tax undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, a fair value analysis must be performed, and an impairment charge is recorded if there is an excess of the asset’s carrying value over its estimated fair value.
When testing property, plant and equipment for potential impairment, VF uses the income-based discounted cash flow method using the estimated cash flows of the respective asset or asset group. The estimated pre-tax undiscounted cash flows of the asset or asset group through the end of its useful life are compared to its carrying value. If the pre-tax undiscounted cash flows of the asset or asset group exceed its carrying value, there is no impairment charge. If the pre-tax undiscounted cash flows of the asset or asset group are less than its carrying value, the estimated fair value of the asset or asset group is calculated based on the after-tax discounted cash flows using an appropriate weighted average cost of capital ("WACC"), and an impairment charge is recognized for the difference between the estimated fair value of the asset or asset group and its carrying value.
When testing customer relationship intangible assets for potential impairment, management considers historical customer attrition rates and projected revenues and profitability related to customers that existed at acquisition. Management uses the multi-period excess earnings method, which is a specific application of the discounted cash flow method, to value customer relationship assets. The estimated pre-tax undiscounted cash flows of the asset through the end of its useful life are compared to its carrying value. If the pre-tax undiscounted cash flows of the asset exceed its carrying value, there is no impairment charge. If the pre-tax undiscounted cash flows of the asset are less than its carrying value, the estimated fair value of the asset is calculated based on the present value of the after-tax cash flows expected to be generated by the customer relationship asset after deducting contributory asset charges, and an impairment charge is recognized for the difference between the estimated fair value of the asset and its carrying value.
Testing of Indefinite-Lived Assets and Goodwill
VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. As part of its annual impairment testing, VF may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If management’s assessment of these qualitative factors indicates that it is not more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the intangible asset or reporting unit must be quantitatively tested for impairment.
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

VF Corporation Fiscal 2020 Form 10-K 41

performance of the reporting unit. If the estimated fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the estimated fair value of the trademark is less than its carrying value, an impairment charge would be recognized for the difference.
Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a reporting unit to its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by management.
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
Fiscal 2020 Impairment Testing
During the three months ended September 28, 2019 ("September 2019"), management determined that the recent downturn in the historical financial results, combined with a downward revision to the forecast included in VF's updated strategic growth plan, was a triggering event that required management to perform a quantitative impairment analysis of both the Timberland reporting unit goodwill and indefinite-lived trademark intangible asset. See additional discussion in the "Timberland Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis" section below.
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2020. VF elected to bypass the qualitative analysis for the Timberland and Altra reporting unit goodwill and indefinite-lived trademark intangible assets. See additional discussion in the "Timberland Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis" and "Altra Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis" sections below. Management performed a qualitative analysis for all other reporting units and trademark intangible assets, as discussed below in the “Other Reporting Units - Qualitative impairment analysis” section.
Subsequent to the annual goodwill and indefinite-lived intangible asset impairment testing, management determined that the unfavorable projected financial impact from COVID-19 was a triggering event that required management to perform quantitative impairment analyses of the Timberland, Altra and Icebreaker reporting unit goodwill and indefinite-lived trademark intangible assets. See additional discussion in the "Timberland Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis", "Altra Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis" and "Icebreaker Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis" sections below.
Timberland Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
During the three months ended September 2019, management determined that the recent downturn in the historical financial results, combined with a downward revision to the forecast included in VF's updated strategic growth plan, was a triggering event that required management to perform a quantitative impairment analysis of both the Timberland reporting unit goodwill, which includes the Timberland® brand, and the Timberland indefinite-lived trademark intangible asset, which includes both the Timberland® and Timberland PRO® brands. Based on the analysis, management concluded that the goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 27%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible asset at the

42 VF Corporation Fiscal 2020 Form 10-K

August 24, 2019 testing date were $733.5 million and $1,010.1 million, respectively.
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2020, management performed a quantitative impairment analysis of both the Timberland reporting unit goodwill and the Timberland indefinite-lived trademark intangible asset. This decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on the results of the recent interim quantitative impairment analysis and continued deterioration in Timberland financial results. Based on the analysis, management concluded that the goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 4%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible asset at the December 29, 2019 testing date were $732.7 million and $1,014.2 million, respectively.
As of March 28, 2020, management determined that the unfavorable projected financial impact of the COVID-19 pandemic was a triggering event that required management to perform a quantitative impairment analysis of both the Timberland reporting unit goodwill and the Timberland indefinite-lived trademark intangible asset. Based on the analysis, management recorded a goodwill impairment charge of $323.2 million to write down the Timberland reporting unit carrying value to its estimated fair value. No impairment charge was recorded on the indefinite-lived trademark intangible asset. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The remaining carrying values of the reporting unit goodwill and indefinite-lived trademark intangible asset at the March 28, 2020 testing date were $409.1 million and $999.5 million, respectively.
The Timberland® brand, acquired in 2011, offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. Products are sold globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, VF-operated stores, on brand websites with strategic digital partners and online. The Timberland reporting unit is included in the Outdoor reportable segment.
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
Key assumptions developed by management and used in the quantitative analysis of the Timberland reporting unit and indefinite-lived trademark intangible asset include:

•
Financial projections and future cash flows, including a base year reflecting the recent deterioration of actual results including the impact of COVID-19, delayed and extended recovery from the COVID-19 pandemic in relation to other VF brands, ultimately trending towards growth rates and profitability in-line with historical trends and terminal growth rates based on the expected long-term growth rate of the brand;

•	Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;

•	Royalty rates based on market data as well as active license agreements of the brand; and,

•	Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results, including the impact of the COVID-19 pandemic, and the return to growth rates and profitability more in-line with historical operating trends. If the brand is unable to achieve the financial projections, an impairment on the indefinite-lived trademark intangible asset or additional impairment on the reporting unit goodwill could occur in the future.
Altra Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2020, management performed a quantitative impairment analysis of both the Altra reporting unit goodwill and the indefinite-lived trademark intangible asset. This decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on review of actual Altra financial performance in the period since acquisition compared to the original acquisition valuation model. Based on the analyses, management concluded that the goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by a significant amount. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by 18%. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible asset at the December 29, 2019 testing date were $61.7 million and $46.4 million, respectively.
As of March 28, 2020, management determined that the unfavorable projected financial impact of the COVID-19 pandemic was a triggering event that required management to perform a quantitative impairment analysis of both the Altra reporting unit goodwill and the indefinite-lived trademark intangible asset. Based on the analyses, management concluded that the goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 18%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by 7%. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible asset at the March 28, 2020 testing date were $61.7 million and $46.4 million, respectively.
The Altra® brand, acquired in Fiscal 2019, is an athletic and performance-based lifestyle footwear brand. Products are sold primarily through the wholesale channel and online in North America and Europe. The Altra® brand is included in the Outdoor reportable segment.
Management's revenue and profitability forecasts used in the Altra reporting unit and indefinite-lived trademark intangible asset valuations considered historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.

VF Corporation Fiscal 2020 Form 10-K 43

Key assumptions developed by management and used in the quantitative analysis of the Altra reporting unit and indefinite-lived trademark intangible asset include:

•
Financial projections and future cash flows, including a base year reflecting recent actual results, return to financial performance more in-line with that used in the acquisition valuation model and terminal growth rates based on the expected long-term growth rate of the brand;

•	Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;

•	Royalty rates based on active license agreements of other VF brands; and,

•	Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results due to the COVID-19 pandemic, and the return to growth rates and profitability more in-line with historical operating trends and the original acquisition valuation model. If the brand is unable to achieve the financial projections, an impairment on the indefinite-lived trademark intangible asset or impairment on the reporting unit goodwill could occur in the future.
Icebreaker Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
As of March 28, 2020, management determined that the unfavorable projected financial impact of the COVID-19 pandemic was a triggering event that required management to perform a quantitative impairment analysis of both the Icebreaker reporting unit goodwill and the indefinite-lived trademark intangible asset. Based on the analyses, management concluded that the goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 9%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible asset at the March 28, 2020 testing date were $78.4 million and $58.6 million, respectively.
The Icebreaker® brand, acquired in Fiscal 2019, specializes in high-performance apparel based on natural fibers, including Merino wool, plant-based fibers and recycled fibers. The Icebreaker® brand is included in the Outdoor reportable segment.
Management's revenue and profitability forecasts used in the Icebreaker reporting unit and indefinite-lived trademark intangible asset valuations considered historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Icebreaker reporting unit and indefinite-lived trademark intangible asset include:

•
Financial projections and future cash flows, including a base year reflecting recent actual results including the impact of COVID-19, return to financial performance more in-line with that used in the acquisition valuation model and terminal growth rates based on the expected long-term growth rate of the brand;

•	Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;

•	Royalty rates based on active license agreements of other VF brands; and,

•	Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results due to the COVID-19 pandemic, and the return to growth rates and profitability more in-line with historical operating trends and the original acquisition valuation model. If the brand is unable to achieve the financial projections, an impairment on the indefinite-lived trademark intangible asset or impairment on the reporting unit goodwill could occur in the future.
Other Reporting Units - Qualitative Impairment Analysis
For all other reporting units, VF elected to perform a qualitative assessment during the annual goodwill and indefinite-lived intangible asset impairment testing to determine whether it was more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded that it was not more likely than not that the carrying values of the goodwill and indefinite-lived trademark intangible assets were greater than their fair values, and that further quantitative testing was not necessary.
Management’s Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that VF’s conclusions regarding impairment or recoverability of goodwill or indefinite-lived intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2021 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
A future impairment charge for goodwill or indefinite-lived intangible assets could have a material effect on VF’s consolidated financial position and results of operations.

44 VF Corporation Fiscal 2020 Form 10-K

Stock Options

VF uses a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. VF believes that a lattice model provides a refined estimate of the fair value of options because it can incorporate (i) historical option exercise patterns and multiple assumptions about future option exercise patterns for each of several groups of option holders, and (ii) inputs that vary over time, such as assumptions for interest rates and volatility. Management performs an annual review of all assumptions employed in the valuation of option grants and believes they are reflective of the outstanding options and underlying Common Stock and of groups of option participants. The lattice valuation incorporates the assumptions listed in Note 18 to the consolidated financial statements.
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
Annually, management reviews the principal economic actuarial assumptions summarized in Note 16 to the consolidated financial statements, and revises them as appropriate based on current rates and trends as of the valuation date. VF also periodically reviews and revises, as necessary, other plan assumptions such as rates of compensation increases, retirement, termination, disability and mortality. VF believes the assumptions appropriately reflect the participants’ demographics and projected benefit obligations of the plans and result in the best estimate of the plans’ future experience. Actual results may vary from the actuarial assumptions used.
The below discussion of discount rate, return on assets and mortality assumptions relates specifically to the U.S. pension plans, as they comprise approximately 91% of VF’s total defined benefit plan assets and approximately 88% of VF’s total projected benefit obligations of the combined U.S. and international plans.
One of the critical assumptions used in the actuarial model is the discount rate, which is used to estimate the present value of future cash outflows necessary to meet projected benefit obligations for the specific plan. It is the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest rates. VF selects a discount rate for each of the U.S. pension plans by matching high quality corporate bond yields to the timing of projected benefit payments to participants in each plan. VF uses the population of U.S. corporate bonds rated ‘Aa’ by Moody’s Investors Service or Standard & Poor’s Ratings Services. VF excludes the highest and lowest yielding bonds from this population of approximately 919 such bonds. The bonds must be noncallable/nonputable unless make-whole provisions exist. Each plan’s projected benefit payments are matched to current market interest rates over the expected payment period to calculate an associated present value. A single equivalent discount rate is then determined that produces the same present value. The resulting discount rate is reflective of both the current interest rate environment and the plan’s distinct liability characteristics. VF believes that those ‘Aa’ rated issues meet the “high quality” intent of the applicable accounting standards and that the March 2020 discount rates of 3.44% for the U.S. qualified defined benefit pension plan and 3.46% for the unfunded supplemental defined benefit plan appropriately reflect current market conditions and the long-term nature of projected benefit payments to participants in the U.S. pension plans.
VF utilizes the spot rate approach to measure service and interest costs. Under the spot rate approach, the full yield curve is applied separately to cash flows for each projected benefit obligation, service cost, and interest cost for a more precise calculation.
Another critical assumption of the actuarial model is the expected long-term rate of return on investments. VF’s investment objective is to invest in a diversified portfolio of assets with an acceptable level of risk to maximize the long-term return while minimizing volatility in the value of plan assets relative to the value of plan liabilities. These risks include market, interest rate, credit, liquidity, regulatory and foreign securities risks. Investment assets consist of cash equivalents, U.S. and international equity, corporate and governmental fixed-income securities, insurance contracts, and alternative assets. VF develops a projected rate of return for each of the investment asset classes based on many factors, including historical and expected returns, the estimated inflation rate, the premium to be earned in excess of a risk-free return, the premium for equity risk and the premium for longer duration fixed-income securities. The weighted average projected long-term rates of return of the various assets held by the U.S. qualified plan provide the basis for the expected long-term rate of return

VF Corporation Fiscal 2020 Form 10-K 45

actuarial assumption. VF’s rate of return assumption was 5.70% and 5.50% in the year ended March 2020 due to the December 2019 interim remeasurement for the lump-sum offer settlement event, 5.70% in the year ended March 2019, 5.85% in the three months ended March 2018 and 6.00% in the year ended December 2017. In recent years, VF has altered the investment mix by (i) increasing the allocation to fixed-income investments and reducing the allocation to equity investments, and (ii) increasing the allocation in equities to more international investments. The changes in asset allocation are anticipated, over time, to reduce the year-to-year variability of the U.S. qualified plan’s funded status and impact on pension expense. Management monitors the plan’s asset allocation to balance risk with anticipated investment returns in a given year. Based on an evaluation of market conditions and projected market returns, VF will be using a rate of return assumption of 5.25% for the U.S. qualified defined benefit pension plan for Fiscal 2021.
We consistently review all of our demographic assumptions as part of the normal management of our defined benefit plans, and update these assumptions as appropriate. The Company performed a demographic assumptions study in 2017 and updated the assumptions, as necessary, in the year ended March 2019 valuations.
VF utilizes the RP-2014 base table and MP-2014 mortality improvement scale, which were adjusted for characteristics of our plan-specific populations and other data where appropriate, in developing our best estimate of the expected mortality rates of plan participants in the U.S. pension plans. In 2019, the Society of Actuaries (SOA) issue a new mortality table (PRI-2012) and improvement scale (MP-2019) which reflect a decrease in life expectancies compared to the previous table and scales. Management considered the PRI-2012 table and MP-2019 scale and determined they are directionally consistent with the current assumptions and concluded no change was needed for the year ended March 2020.

Differences between actual results in a given year and the actuarially determined assumed results for that year (e.g., investment performance, discount rates and other assumptions) do not affect that year’s pension expense, but instead are deferred as unrecognized actuarial gains or losses in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. At the end of Fiscal 2020 for all pension plans, there were $358.0 million of pretax accumulated deferred actuarial losses, plus $0.7 million of pretax net deferred prior service credits, resulting in an after-tax amount of $262.5 million in accumulated other comprehensive income (loss) in the March 2020 Consolidated Balance Sheet. The net deferred loss will be amortized as a component of pension expense.
Pension expense recognized in the consolidated financial statements was $23.6 million in the year ended March 2020, $39.7 million in the year ended March 2019, $4.6 million in the three months ended March 2018 and $34.8 million in the year ended December 2017, respectively. Pension expense for the year ended March 2020 was higher as it included a $23.0 million settlement charge resulting from 2,400 participants accepting a one-time option to receive a distribution of their deferred vested benefits (refer to Note 16). The cost of pension benefits actually earned each year by covered active employees (commonly called “service cost”) was $14.5 million in the year ended March 2020, $22.4 million in the year ended March 2019, $5.9 million in the three months ended March 2018 and $24.9 million in the year ended December 2017. Pension expense was lower in the year ended March 2020 compared to the year ended March 2019 due primarily to lower service costs due to the freeze in future benefit accruals in the U.S. qualified and nonqualified plans, lower amortization of unrecognized actuarial losses and lower interest costs resulting from lower interest rates. Looking forward, VF expects pension income for the next 12 months of approximately $8.7 million primarily due to expected return on plan assets exceeding the other components of pension expense.
The sensitivity of changes in actuarial assumptions on Fiscal 2020 pension expense and on projected benefit obligations related to the U.S. defined benefit pension plan at the end of Fiscal 2020, all other factors being equal, is illustrated by the following:

	Increase (Decrease) in
(Dollars in millions)	Pension Expense	Projected Benefit Obligations
0.50% decrease in discount rate	$12	$81
0.50% increase in discount rate	(4)	(74)
0.50% decrease in expected investment return	8	—
0.50% increase in expected investment return	(8)	—
0.50% decrease in rate of compensation change	—	—
0.50% increase in rate of compensation change	—	—

As discussed in the “Risk Management” section above, VF has taken a series of steps to reduce volatility in the pension plans and their impact on the financial statements. On a longer-term basis, VF believes the year-to-year variability of the retirement benefit expense should decrease.

46 VF Corporation Fiscal 2020 Form 10-K

Income Taxes

As a global company, VF is subject to income taxes and files income tax returns in over 100 U.S. and foreign jurisdictions each year. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or changes in interpretation of existing tax laws and regulations or rulings by courts or government authorities leading to exposure to additional tax liabilities. In particular, tax authorities and the courts have increased their focus on income earned in no- or low-tax jurisdictions or income that is not taxed in any jurisdiction. Tax authorities have also become skeptical of special tax rulings provided to companies offering lower taxes than may be applicable in other countries. VF makes an ongoing assessment to identify any significant exposure related to increases in tax rates in the jurisdictions in which VF operates.
As discussed in Note 19 to the consolidated financial statements, VF has been granted a lower effective income tax rate on taxable earnings in certain foreign jurisdictions.
Furthermore, in February 2015, the European Union Commission (“EU”) opened a state aid investigation into Belgium’s tax rulings. On January 11, 2016, the EU announced its decision that these rulings were illegal and ordered that tax benefits granted under these rulings should be collected from the affected companies, including VF. On March 22, 2016, the Belgium government filed an appeal seeking annulment of the EU decision. Additionally, on June 21, 2016, VF Europe BVBA filed its own application for annulment of the EU decision. On December 22, 2016, Belgium adopted a law which entitled the Belgium tax authorities to issue tax assessments and demand timely payments from companies which benefited from the excess profits regime. On January 10, 2017, VF Europe BVBA received an assessment for €31.9 million tax and interest related to excess profits benefits received in prior years. VF Europe BVBA remitted €31.9 million ($33.9 million) on January 13, 2017, which was recorded as an income tax receivable in 2017 based on the expected success of the aforementioned requests for annulment. An additional assessment of €3.1 million ($3.8 million) was received and paid in January 2018. On February 14, 2019 the General Court annulled the EU decision and on April 26, 2019 the EU appealed the General Court’s annulment. Both listed requests for annulment remain open and unresolved. Additionally, the EU has initiated proceedings related to individual rulings granted by Belgium, including the ruling granted to VF. If this matter is adversely resolved, these amounts will not be collected by VF.
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
As of March 2020, VF has $237.3 million of gross deferred income tax assets related to operating loss and capital loss carryforwards, and $166.6 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.
On May 19, 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Act”). Provisions of the Swiss Tax Act were enacted for Swiss federal purposes during the second quarter of Fiscal 2020, and later enacted for certain cantons during the fourth quarter. In addition to changes to the federal and cantonal tax rates, there were transitional measures allowing companies to recognize a step-up in tax basis that is subsequently amortized over a period of time. Calculation of the additional tax basis involves estimates and application of specific guidelines determined by the Swiss federal authorities as well as through ongoing discussions with Swiss cantonal tax authorities. These provisions resulted in adjustments to deferred tax assets and liabilities such that a net tax benefit of $93.6 million was recorded in the year ended March 2020.

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

VF Corporation Fiscal 2020 Form 10-K 47

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

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 28, 2020. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures were effective as of March 28, 2020.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

VF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) or 15d-15(f). VF’s management conducted an assessment of VF’s internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of March 28, 2020. The effectiveness of VF’s internal control over financial reporting as of March 28, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

48 VF Corporation Fiscal 2020 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2020 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2020, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Delinquent Section 16(a) Reports” in VF’s 2020 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2020, which information is incorporated herein by reference.
Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2020 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2020, which information is incorporated herein by reference.
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
The Board of Directors’ Corporate Governance Principles, the Audit Committee, Governance and Corporate Responsibility Committee, Talent and Compensation Committee and Finance Committee charters and other corporate governance information, including the method for interested parties to communicate directly with nonmanagement members of the Board of Directors, are available on VF’s website. These documents, as well as the VF Corporation Code of Business Conduct, will be provided free of charge to any shareholder upon request directed to the Secretary of VF Corporation at P.O. Box 372670, Denver, CO 80237.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF — Directors’ Compensation” and “Executive Compensation” in VF’s 2020 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2020, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2020 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2020, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2020 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2020, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2020 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2020, which information is incorporated herein by reference.

VF Corporation Fiscal 2020 Form 10-K 49

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Fiscal 2020 report:

2. Financial statement schedules	PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	F-59
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits
NUMBER	DESCRIPTION
3.	Articles of incorporation and bylaws:
	(A)	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(i) to Form 8-K filed October 21, 2013)
	(B)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 13, 2020)
4.	Instruments defining the rights of security holders, including indentures:
	(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 4(A) to Form 10-K for the year ended January 3, 1998)
	(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)
	(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
	(D)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
(E)
Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)

	(F)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)
	(G)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed October 25, 2007)
(H)
Second Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 24, 2011 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 24, 2011)

	(I)	Form of Fixed Rate Notes due 2021 for $500,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed August 24, 2011)
(J)
Third Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent, dated as of September 20, 2016 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed September 20, 2016)

	(K)	Form of 0.625% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 20, 2016)
(L)
Fourth Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent dated as of February 25, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed February 25, 2020)

	(M)	Form of 0.250% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed February 25, 2020)

50 VF Corporation Fiscal 2020 Form 10-K

NUMBER	DESCRIPTION
	(N)	Form of 0.625% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed February 25, 2020)
(O)
Fifth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of April 23, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed April 23, 2020)

	(P)	Form of 2.050% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed April 23, 2020)
	(Q)	Form of 2.400% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed April 23, 2020)
	(R)	Form of 2.800% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.5 to Form 8-K filed April 23, 2020)
	(S)	Form of 2.950% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.6 to Form 8-K filed April 23, 2020)
	(T)	Description of Securities
10.	Material contracts:
	(A)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)*
	(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)*
(C)
Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)*

	(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(D) to Form 10-K for the year ended January 2, 2010)*
	(E)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended December 29, 2012)*
	(F)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors*
	(G)	Form of Award Certificate for Restricted Stock Units (for awards granted prior to Fiscal 2019) [Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2011]*
(H)
Form of Award Certificate for Restricted Stock Units for Executive Officers (for awards granted prior to Fiscal 2019) [Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 29, 2012]*

	(I)	Form of Award Certificate for Restricted Stock Units (for awards granted prior to Fiscal 2021)*
	(J)	Form of Award Certificate for Restricted Stock Units Special Award (for awards granted prior to Fiscal 2021)*
	(K)	Form of Award Certificate for Restricted Stock Units*
	(L)	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting)*
	(M)	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting)*
	(N)	Form of Award Certificate for Restricted Stock Award (for awards granted prior to Fiscal 2021) [Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 22, 2011]*
(O)
Form of Award Certificate for Restricted Stock Award for Executive Officers (for awards granted prior to Fiscal 2021) [Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 2012]*

	(P)	Form of Award Certificate for Restricted Stock Special Award (Cliff Vesting)*
	(Q)	Form of Award Certificate for Restricted Stock Special Award (Split Vesting)*
	(R)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)*
	(S)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)*
	(T)	Executive Deferred Savings Plan II, as amended and restated January 1, 2020 (Incorporated by reference to Item 10.1 to Form 10-Q for the quarter ended December 28, 2019)*
	(U)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed December 17, 2004)*
(V)
Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)*

(W)
Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)*

(X)
Amended and Restated Fifth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended April 1, 2006)*

(Y)
Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)*

VF Corporation Fiscal 2020 Form 10-K 51

NUMBER	DESCRIPTION
(Z)
Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)*

(AA)
Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)*

(BB)
Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)*

(CC)
Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)*

(DD)
Twelfth Supplemental Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014)*

	(EE)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)*
(FF)
Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)*

	(GG)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended December 31, 2011)*
	(HH)	2019 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries*
	(II)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2013)*
	(JJ)	Amended and Restated Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10(BB) to Form 10-K for the year ended December 30, 2017)*
	(KK)	Amended and Restated Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)*
	(LL)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)*
(MM)
2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of October 18, 2017 (Incorporated by reference to Exhibit 10.1 to form 10-Q for the quarter ended September 30, 2017)*

	(NN)	Five-year Revolving Credit Agreement, dated December 17, 2018 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 4, 2019)
(OO)
Amendment No. 1 to Five-year Revolving Credit Agreement, dated as of April 20, 2020, by and among VF, JP Morgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2020)

	(PP)	Separation and Distribution Agreement dated May 22, 2019 (incorporated by reference to Exhibit 2.1 to Form 8-K filed May 23, 2019)
	(QQ)	Tax Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019)
	(RR)	Transition Services Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019)
	(SS)	VF Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 23, 2019)
	(TT)	Kontoor Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K filed May 23, 2019)
	(UU)	Employee Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.5 to Form 8-K filed May 23, 2019)
14.
Code of Business Conduct (Incorporated by reference to Exhibit 14 to Form 10-K for the year ended December 30, 2017)

The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 372670, Denver, CO 80237.

21.	Subsidiaries of the Corporation
23.	Consent of independent registered public accounting firm
24.	Power of attorney
31.1	Certification of the principal executive officer, Steven E. Rendle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal financial officer, Scott A. Roe, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

52 VF Corporation Fiscal 2020 Form 10-K

NUMBER	DESCRIPTION
32.1	Certification of the chief executive officer, Steven E. Rendle, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer, Scott A. Roe, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
* Management compensation plans

ITEM 16. FORM 10-K SUMMARY.
None.

VF Corporation Fiscal 2020 Form 10-K 53

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
May 27, 2020
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
May 27, 2020

54 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Index to Consolidated Financial Statements
and Financial Statement Schedule
March 2020

VF Corporation Fiscal 2020 Form 10-K F-1

V.F. Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of V.F. Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF's internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of March 28, 2020.
The effectiveness of VF’s internal control over financial reporting as of March 28, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

F-2 VF Corporation Fiscal 2020 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of V. F. Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of V. F. Corporation and its subsidiaries (the “Company”) as of March 28, 2020 and March 30, 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for the years ended March 28, 2020 and March 30, 2019, for the three-month period ended March 31, 2018, and for the year ended December 30, 2017, including the related notes and financial statement schedule for the years ended March 28, 2020 and March 30, 2019, for the three-month period ended March 31, 2018, and for the year ended December 30, 2017 listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for the years ended March 28, 2020 and March 30, 2019, for the three-month period ended March 31, 2018, and for the year ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on March 31, 2019 and the manner in which it accounts for revenues from contracts with customers on April 1, 2018.

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

VF Corporation Fiscal 2020 Form 10-K F-3

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Analysis - Timberland Reporting Unit

As described in Notes 1, 9 and 23 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,156.0 million as of March 28, 2020, and total goodwill associated with the Timberland reporting unit was $409.1 million. In the year ended March 28, 2020, the Company recorded an impairment charge of $323.2 million related to the Timberland reporting unit. Management evaluates goodwill for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of goodwill may be below its carrying amount. The impairment analysis involves comparing the estimated fair value of a reporting unit with its carrying value, including the goodwill assigned to that reporting unit. . As disclosed by management, the fair value of a reporting unit is estimated using both income-based and market-based valuation methods. Fair value of a reporting unit using the income-based method is based on management’s estimate of forecasted future cash flows, which included significant assumptions related to revenue growth rates, the terminal growth rate, tax rates and the discount rate. Fair value of a reporting unit using the market-based methods includes analyzing actual transaction prices and revenue/earnings before interest, taxes, depreciation and amortization (“EBITDA”) data from target companies deemed similar to the reporting unit, as well as evaluating market multiples of revenues and EBITDA for a group of comparable public companies.

The principal considerations for our determination that performing procedures relating to the goodwill impairment analysis for the Timberland reporting unit is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurement of the reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort was involved in performing procedures and evaluating management’s future cash flow projections and assumptions, including revenue growth rates, the terminal growth rate, the discount rate, and market multiples of revenues and EBITDA for a group of target and comparable public companies, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment analysis, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate of the Timberland reporting unit, evaluating the appropriateness of the income-based and market-based valuation methods, testing the completeness, accuracy and relevance of underlying data used in the methods, and evaluating the significant assumptions used by management, including revenue growth rates, the terminal growth rate, the discount rate, and market multiples of revenues and EBITDA for a group of target and comparable public companies. Evaluating management’s assumptions related to revenue growth rates, the terminal growth rate, the discount rate, and market multiples of revenues and EBITDA for a group of target and comparable public companies involved assessing whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income-based and market-based valuation methods and certain assumptions, including the discount rate and applicable market multiples of revenues and EBITDA for a group of target and comparable public companies.

Tax-Free Determination of the Divestiture of the Jeans Business

As described in Note 4 to the consolidated financial statements, on May 22, 2019, the Company completed the spin-off of its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF Outlet™ business, into an independent, publicly traded company. The spin-off was effected through a stock distribution to VF shareholders. As disclosed by management, the divestiture of the Jeans business was determined to qualify for tax-free treatment under certain sections of the Internal Revenue Code. The determination of the transaction as tax-free requires management to make significant judgments about the interpretation of tax laws and regulations. This determination is the subject of periodic U.S. and international tax audits. Unfavorable audit findings and tax rulings may have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The principal considerations for our determination that performing procedures relating to the tax-free determination of the divestiture of the Jeans business is a critical audit matter are (i) there was significant judgment by management with regards to interpretation of the facts and the application of tax laws and regulations in order to conclude that the divestiture would qualify as a tax-free transaction, (ii) a high degree of auditor judgment, subjectivity, and effort was involved in performing procedures and evaluating the facts and assumptions made by management in connection with the tax-free determination, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the divestiture of the

F-4 VF Corporation Fiscal 2020 Form 10-K

Jeans business, including controls over the key assumptions relating to the determination of the tax-free treatment of the transaction. These procedures also included, among others, evaluating the information, including opinions of third-party tax advisors, tax laws and regulations and other relevant documents, used by management to support the Company’s position that the transaction qualified for tax-free treatment and evaluating the reasonableness of management’s assumptions and interpretation of the tax laws and regulations by comparing to the determinations reached for similar transactions by comparable companies. Professionals with specialized skill and knowledge were used to assist in the evaluation of the transaction, related assumptions and certain representations made by management, as well as management’s application of the relevant tax laws and regulations.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
May 27, 2020
We have served as the Company’s auditor since 1995.

VF Corporation Fiscal 2020 Form 10-K F-5

VF CORPORATION
Consolidated Balance Sheets

(In thousands, except share amounts)	March 2020	March 2019
ASSETS
Current assets
Cash and equivalents	$1,369,028	$402,226
Accounts receivable, less allowance for doubtful accounts of: March 2020 - $37,099; March 2019 - $19,009	1,308,051	1,372,625
Inventories	1,293,912	1,173,102
Other current assets	444,886	425,612
Current assets of discontinued operations	611,139	1,299,892
Total current assets	5,027,016	4,673,457
Property, plant and equipment, net	954,406	876,093
Intangible assets, net	1,854,545	1,907,457
Goodwill	1,156,019	1,491,684
Operating lease right-of-use assets	1,273,514	—
Other assets	867,751	768,482
Other assets of discontinued operations	—	639,612
TOTAL ASSETS	$11,133,251	$10,356,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,228,812	$659,060
Current portion of long-term debt	1,018	5,263
Accounts payable	407,021	489,600
Accrued liabilities	1,260,252	1,125,242
Current liabilities of discontinued operations	126,781	382,439
Total current liabilities	3,023,884	2,661,604
Long-term debt	2,608,269	2,115,884
Operating lease liabilities	1,020,651	—
Other liabilities	1,123,113	1,234,881
Other liabilities of discontinued operations	—	45,900
Commitments and contingencies
Total liabilities	7,775,917	6,058,269
Stockholders' equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2020 or March 2019	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2020 - 388,812,158; March 2019 - 396,824,662	97,203	99,206
Additional paid-in capital	4,183,780	3,921,784
Accumulated other comprehensive income (loss)	(930,958)	(902,075)
Retained earnings	7,309	1,179,601
Total stockholders’ equity	3,357,334	4,298,516
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,133,251	$10,356,785

See notes to consolidated financial statements.

F-6 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Consolidated Statements of Income

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands, except per share amounts)	2020	2019	2018	2017
Net revenues	$10,488,556	$10,266,887	$2,181,546	$8,394,684
Costs and operating expenses
Cost of goods sold	4,690,520	4,656,326	1,008,641	3,849,248
Selling, general and administrative expenses	4,547,008	4,420,379	1,025,353	3,662,062
Impairment of goodwill	323,223	—	—	—
Total costs and operating expenses	9,560,751	9,076,705	2,033,994	7,511,310
Operating income	927,805	1,190,182	147,552	883,374
Interest income	19,867	15,008	1,533	13,002
Interest expense	(92,042)	(107,738)	(24,115)	(101,974)
Loss on debt extinguishment	(59,772)	—	—	—
Other income (expense), net	(68,650)	(59,139)	6,346	(6,523)
Income from continuing operations before income taxes	727,208	1,038,313	131,316	787,879
Income taxes	98,062	167,887	2,341	519,809
Income from continuing operations	629,146	870,426	128,975	268,070
Income from discontinued operations, net of tax	50,303	389,366	123,818	346,853
Net income	$679,449	$1,259,792	$252,793	$614,923
Earnings per common share - basic
Continuing operations	$1.59	$2.20	$0.33	$0.67
Discontinued operations	0.13	0.99	0.31	0.87
Total earnings per common share - basic	$1.72	$3.19	$0.64	$1.54
Earnings per common share - diluted
Continuing operations	$1.57	$2.17	$0.32	$0.66
Discontinued operations	0.13	0.97	0.31	0.86
Total earnings per common share - diluted	$1.70	$3.15	$0.63	$1.52
Weighted average shares outstanding
Basic	395,411	395,189	395,253	399,223
Diluted	399,936	400,496	401,276	403,559

See notes to consolidated financial statements.

VF Corporation Fiscal 2020 Form 10-K F-7

VF CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Net income	$679,449	$1,259,792	$252,793	$614,923
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(137,210)	(225,295)	62,978	202,428
Reclassification of foreign currency translation losses	48,261	—	—	—
Income tax effect	2,913	(23,515)	6,354	45,950
Defined benefit pension plans
Current period actuarial gains (losses), including plan amendments and curtailments	(2,836)	15,198	(6,405)	(19,801)
Amortization of net deferred actuarial losses	14,848	28,474	8,548	41,440
Amortization of deferred prior service costs	1,887	494	647	2,646
Reclassification of net actuarial loss from settlement charge	27,443	8,856	—	—
Reclassification of deferred prior service cost due to curtailments	—	9,530	—	1,671
Income tax effect	(11,022)	(16,118)	(459)	(15,208)
Derivative financial instruments
Gains (losses) arising during period	100,336	156,513	(25,530)	(138,716)
Income tax effect	(23,539)	(19,295)	4,452	15,636
Reclassification to net income for (gains) losses realized	(78,511)	28,341	13,960	(24,067)
Income tax effect	15,115	(1,228)	(2,435)	3,344
Other comprehensive income (loss)	(42,315)	(38,045)	62,110	115,323
Comprehensive income	$637,134	$1,221,747	$314,903	$730,246

See notes to consolidated financial statements.

F-8 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
OPERATING ACTIVITIES
Net income	$679,449	$1,259,792	$252,793	$614,923
Income from discontinued operations, net of tax	50,303	389,366	123,818	346,853
Income from continuing operations, net of tax	629,146	870,426	128,975	268,070
Adjustments to reconcile net income to cash provided (used) by operating activities:
Impairment of goodwill	323,223	—	—	—
Depreciation and amortization	267,619	255,729	59,594	238,320
Reduction in the carrying amount of right-of-use assets	392,707	—	—	—
Stock-based compensation	68,205	84,285	19,822	63,888
Provision for doubtful accounts	32,927	16,280	2,264	16,798
Pension expense in excess of (less than) contributions	(2,787)	(1,850)	1,413	25,022
Deferred income taxes	(74,499)	(47,983)	3,935	(80,644)
Loss on extinguishment of debt	59,772	—	—	—
Loss on sale of businesses, net of tax	—	33,648	—	—
Other, net	89,603	(39,322)	(205)	(11,454)
Changes in operating assets and liabilities:
Accounts receivable	(5,947)	(310,898)	33,340	(39,242)
Inventories	(140,744)	(58,700)	(83,529)	38,633
Accounts payable	(73,674)	68,082	(140,562)	41,876
Income taxes	(61,737)	(28,371)	(65,328)	460,558
Accrued liabilities	(327,512)	406,599	(143,810)	16,057
Operating lease right-of-use assets and liabilities	(388,244)	—	—	—
Other assets and liabilities	12,388	(7,880)	(69,311)	(20,010)
Cash provided (used) by operating activities - continuing operations	800,446	1,240,045	(253,402)	1,017,872
Cash provided by operating activities - discontinued operations	74,081	424,178	10,179	456,788
Cash provided (used) by operating activities	874,527	1,664,223	(243,223)	1,474,660
INVESTING ACTIVITIES
Business acquisitions, net of cash received	—	(320,405)	—	(740,541)
Proceeds from sale of businesses, net of cash sold	—	430,286	—	214,968
Capital expenditures	(288,189)	(215,776)	(45,501)	(140,185)
Software purchases	(45,647)	(53,226)	(18,663)	(63,633)
Other, net	48,529	(18,245)	17,916	(7,451)
Cash used by investing activities - continuing operations	(285,307)	(177,366)	(46,248)	(736,842)
Cash used by investing activities - discontinued operations	(16,740)	(43,266)	(9,742)	(39,409)
Cash used by investing activities	(302,047)	(220,632)	(55,990)	(776,251)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	576,560	(864,177)	795,908	686,453
Payments on long-term debt	(649,054)	(6,264)	(1,484)	(254,314)
Payment of debt issuance costs	(7,274)	(2,123)	—	—
Proceeds from long-term debt	1,076,632	—	—	—
Share repurchases	(1,000,007)	(150,676)	(250,282)	(1,200,356)
Cash dividends paid	(748,663)	(767,061)	(181,373)	(684,679)
Cash received from Kontoor Brands, net of cash transferred of $126.8 million	906,148	—	—	—
Proceeds from issuance of Common Stock, net of shares withheld for taxes	155,390	199,296	44,017	89,893
Cash provided (used) by financing activities	$309,732	$(1,591,005)	$406,786	$(1,363,003)

Continued on next page.
See notes to consolidated financial statements.

VF Corporation Fiscal 2020 Form 10-K F-9

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	$(27,476)	$14,811	$12,220	$2,965
Net change in cash, cash equivalents and restricted cash	854,736	(132,603)	119,793	(661,629)
Cash, cash equivalents and restricted cash — beginning of period	556,587	689,190	569,397	1,231,026
Cash, cash equivalents and restricted cash — end of period	$1,411,323	$556,587	$689,190	$569,397

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$1,369,028	$402,226	$523,308	$434,152
Other current assets	2,048	3,645	3,804	2,452
Current and other assets of discontinued operations	39,752	140,802	159,810	131,949
Other assets	495	9,914	2,268	844
Total cash, cash equivalents and restricted cash	$1,411,323	$556,587	$689,190	$569,397

See notes to consolidated financial statements.

F-10 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In thousands, except share amounts)	Shares	Amounts
Balance, December 2016	414,012,954	$103,503	$3,333,423	$(1,041,463)	$2,545,458	$4,940,921
Adoption of new accounting standard, ASU 2016-16	—	—	—	—	(237,764)	(237,764)
Net income	—	—	—	—	614,923	614,923
Dividends on Common Stock ($1.72 per share)	—	—	—	—	(684,679)	(684,679)
Share repurchases	(22,213,162)	(5,553)	—	—	(1,194,803)	(1,200,356)
Stock-based compensation, net	4,021,989	1,005	189,917	—	(19,390)	171,532
Foreign currency translation and other	—	—	—	248,378	—	248,378
Defined benefit pension plans	—	—	—	10,748	—	10,748
Derivative financial instruments	—	—	—	(143,803)	—	(143,803)
Balance, December 2017	395,821,781	98,955	3,523,340	(926,140)	1,023,745	3,719,900
Beginning balance adjustment	—	—	—	—	15,492	15,492
Net income	—	—	—	—	252,793	252,793
Dividends on Common Stock ($0.46 per share)	—	—	—	—	(181,373)	(181,373)
Share repurchases	(3,361,101)	(840)	—	—	(249,442)	(250,282)
Stock-based compensation, net	1,852,390	463	84,084	—	(15,091)	69,456
Foreign currency translation and other	—	—	—	69,332	—	69,332
Defined benefit pension plans	—	—	—	2,331	—	2,331
Derivative financial instruments	—	—	—	(9,553)	—	(9,553)
Balance, March 2018	394,313,070	98,578	3,607,424	(864,030)	846,124	3,688,096
Adoption of new accounting standard, ASU 2014-09	—	—	—	—	1,956	1,956
Net income	—	—	—	—	1,259,792	1,259,792
Dividends on Common Stock ($1.94 per share)	—	—	—	—	(767,061)	(767,061)
Share repurchases	(1,868,934)	(467)	—	—	(150,209)	(150,676)
Stock-based compensation, net	4,380,526	1,095	314,360	—	(11,001)	304,454
Foreign currency translation and other	—	—	—	(248,810)	—	(248,810)
Defined benefit pension plans	—	—	—	46,434	—	46,434
Derivative financial instruments	—	—	—	164,331	—	164,331
Balance, March 2019	396,824,662	99,206	3,921,784	(902,075)	1,179,601	4,298,516
Adoption of new accounting standard, ASU 2016-02	—	—	—	—	(2,491)	(2,491)
Adoption of new accounting standard, ASU 2018-02	—	—	—	(61,861)	61,861	—
Net income	—	—	—	—	679,449	679,449
Dividends on Common Stock ($1.90 per share)	—	—	—	—	(748,663)	(748,663)
Share repurchases	(11,999,984)	(3,000)	—	—	(997,007)	(1,000,007)
Stock-based compensation, net	3,987,480	997	261,996	—	(35,233)	227,760
Foreign currency translation and other	—	—	—	(86,036)	—	(86,036)
Defined benefit pension plans	—	—	—	30,320	—	30,320
Derivative financial instruments	—	—	—	13,401	—	13,401
Spin-off of Jeans Business	—	—	—	75,293	(130,208)	(54,915)
Balance, March 2020	388,812,158	$97,203	$4,183,780	$(930,958)	$7,309	$3,357,334
See notes to consolidated financial statements.

VF Corporation Fiscal 2020 Form 10-K F-11

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

VF Corporation Fiscal 2020 Form 10-K F-12

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a global apparel, footwear and accessories company based in the United States. VF designs, procures, produces, markets and distributes a variety of branded products, including outerwear, footwear, apparel, backpacks, luggage and accessories for consumers of all ages. Products are marketed primarily under VF-owned brand names.
Basis of Presentation
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S (“GAAP”). The consolidated financial statements include the accounts of VF and its controlled subsidiaries, after elimination of intercompany transactions and balances.
On January 21, 2020, VF announced its decision to explore the divestiture of its Occupational Workwear business. The Occupational Workwear business is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also includes certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. During the three months ended March 2020, the Company determined that the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria and expects to divest this business in the next twelve months. Accordingly, the Company has reported the results of the Occupational Workwear business and the related cash flows as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. These changes have been applied to all periods presented.
On May 22, 2019, VF completed the spin-off of its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business, into an independent, publicly traded company. As a result, VF reported the operating results for the Jeans business and the related cash flows as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively. In addition, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date the spin-off was completed. These changes have been applied to all periods presented.
The Nautica® brand business sold on April 30, 2018 and the Licensing Business (which comprised the Licensed Sports Group and JanSport® brand collegiate businesses) sold during the year ended December 2017 have been reported as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively. These changes have been applied to all periods presented.
Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.

Fiscal Year
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF previously used a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. VF's current fiscal year ran from March 31, 2019 through March 28, 2020 ("Fiscal 2020"). All references to the periods ended March 2020, March 2019 and December 2017 relate to the 52-week fiscal years ended March 28, 2020, March 30, 2019 ("Fiscal 2019") and December 30, 2017, respectively. All references to the period ended March 2018 relate to the 13-week transition period ended March 31, 2018. Certain foreign subsidiaries reported using a December 31 year-end for the year ended December 2017 and using a March 31 year-end for Fiscal 2020 and Fiscal 2019 due to local statutory requirements. The impact to VF's consolidated financial statements is not material.
Use of Estimates
In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. The duration and severity of the novel coronavirus ("COVID-19") pandemic and its impact on VF's business is subject to uncertainty; however, the estimates and assumptions made by management include those related to the COVID-19 impact based on available information. Actual results may differ from those estimates.
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
Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. As discussed in Note 24, VF enters into derivative contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the Consolidated Statements of Income, net of the related hedging losses and gains, were a gain of $2.9 million in the year ended March 2020, a loss of $9.3 million in the year ended March 2019, a gain of $4.4 million in the three months ended March 2018 and a loss of $1.6 million in the year ended December 2017.
Cash and Equivalents
Cash and equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $1.2 billion and $256.3 million at March 2020

F-13 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

and 2019, respectively, consist of money market funds and short-term time deposits.
Accounts Receivable
Upon adoption of the new revenue recognition standard at the beginning of Fiscal 2019, trade accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs and discounts. Prior to the adoption of the new revenue recognition accounting standard, trade accounts receivable were recorded at invoiced amounts, less estimated allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and returns as discussed below in the "Revenue Recognition" section. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to contractual minimum royalties due from individual licensees. VF maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers and licensees to make required payments. The allowance is determined based on review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends and current economic conditions. All accounts are subject to ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and is net of discounts or rebates received from vendors. Management performs an evaluation to estimate net realizable value using a systematic and consistent methodology of forecasting future demand, market conditions and selling prices less costs of disposal. If the estimated net realizable value is less than cost, VF provides an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to VF’s timely identification and ability to rapidly dispose of these distressed inventories.
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
Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for machinery and equipment and up to 40 years for buildings. Amortization expense for leasehold improvements and assets under finance leases is recognized over the shorter of their estimated useful lives or the lease terms, and is included in depreciation expense.
Intangible assets determined to have indefinite lives, consisting of major trademarks and trade names, are not amortized. Other intangible assets determined to have a finite life primarily consist of customer relationships, which are amortized over their estimated useful lives ranging from 10 to 24 years using an accelerated method consistent with the timing of benefits expected to be received.
Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is included in cost of goods sold, and other depreciation and amortization expense is included in selling, general and administrative expenses.
VF’s policy is to review property, plant and equipment and amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If forecasted pre-tax undiscounted cash flows to be generated by the asset are not expected to recover the asset’s carrying value, an impairment charge is recorded for the excess of the asset’s carrying value over its estimated fair value.
VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. VF may first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If VF determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for impairment.
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

VF Corporation Fiscal 2020 Form 10-K F-14

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

Leases
VF determines if an arrangement is or contains a lease at contract inception and determines its classification as an operating or finance lease at lease commencement. The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. While the substantial majority of these leases are operating leases, one of VF's distribution centers is a finance lease.
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
VF calculates lease liabilities as the present value of lease payments over the lease term at commencement date. Lease right-of-use assets are calculated based on the initial measurement of the respective lease liabilities adjusted for any lease payments made to the lessor at or before the commencement date, lease incentives received and initial direct costs incurred. When readily determinable, the Company uses the implicit rate to determine the present value of lease payments, which generally does not happen in practice. As the rate implicit in the majority of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the lease term, currency, country specific risk premium and adjustments for collateralized debt.
Operating lease expense is recorded as a single lease cost on a straight-line basis over the lease term. For finance leases, right-of-use asset amortization and interest on lease liabilities are presented separately in the Consolidated Statements of Income.
The Company assesses whether a sale leaseback transaction qualifies as a sale when the transaction occurs. For transactions qualifying as a sale, VF derecognizes the underlying asset and recognizes the entire gain or loss at the time of the sale. The corresponding lease entered into with the buyer-lessor is accounted for as an operating lease. During the year ended March 2020, the Company entered into a sale leaseback transaction for certain office real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of

$11.3 million resulting from the transaction during the year ended March 2020.
As of March 2020, the Company has signed certain distribution center leases that have not yet commenced but will create significant rights and obligations. The leases will commence in Fiscal 2021 and have lease terms of 15 years. Other leases signed that have not yet commenced are not individually significant. The Company does not have material subleases.
Derivative Financial Instruments
Derivative financial instruments are measured at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of derivative instruments (i.e., gains and losses) depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. To qualify for hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows of hedged transactions. VF’s hedging practices are described in Note 24. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.
VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, at the inception of a contract and on an ongoing basis, VF assesses whether the hedging instruments are highly effective in offsetting the risk of the hedged transactions. When hedging instruments are determined to not be highly effective, hedge accounting treatment is discontinued, and any future changes in fair value of the instruments are recognized in net income. Unrealized gains or losses related to hedging instruments remain in accumulated OCI until the hedged forecasted transaction occurs and impacts earnings. If the hedged forecasted transaction is deemed probable of not occurring, any unrealized gains or losses in accumulated OCI are immediately recognized in net income.
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

F-15 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

Revenue Recognition
Upon adoption of the new revenue recognition standard at the beginning of Fiscal 2019, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has (i) an obligation to pay for, (ii) physical possession of, (iii) legal title to, (iv) risks and rewards of ownership of, and (v) accepted the goods or services. The timing of revenue recognition within the wholesale channel occurs either on shipment or delivery of goods based on contractual terms with the customer. The timing of revenue recognition in the direct-to-consumer channel generally occurs at the point of sale within VF-operated or concession retail stores and either on shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers, the Company's promise to the customer is a performance obligation to provide the specified goods, and thus the Company is the principal in the arrangement and revenue is recognized on a gross basis at the transaction price. For sourcing arrangements, the Company's promise to the customer is to arrange for certain goods, typically finished products, to be provided and thus the Company is acting as an agent and revenue is recognized on a net basis at the fee amount earned.
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
The amount of revenue recognized in both wholesale and direct-to-consumer channels reflects the expected consideration to be received for providing the goods or services to the customer, which includes estimates for variable consideration. Variable consideration includes allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. The Company utilizes the expected value method in determining its estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions. Allowances for estimates of sales incentive programs, discounts, markdowns, chargebacks and returns are recorded as accrued liabilities in the Consolidated Balance Sheets.
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
For periods prior to the adoption of the new revenue recognition standard, revenue was recognized when (i) there was a contract or other arrangement of sale, (ii) the sales price was fixed or determinable, (iii) title and the risks of ownership had been transferred to the customer, and (iv) collection of the receivable was reasonably assured. Sales to wholesale customers were recognized when title and the risks and rewards of ownership had passed to the customer, based on the terms of sale. E-commerce sales were generally recognized when the product had been received by the customer. Sales at Company-operated and concession retail stores were recognized at the time products were purchased by consumers.
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

VF Corporation Fiscal 2020 Form 10-K F-16

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $756.3 million in the year ended March 2020, $700.5 million in the year ended March 2019, $152.8 million in the three months ended March 2018 and $571.2 million in the year ended December 2017. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for certain costs of advertising VF’s products, which totaled $20.2 million in the year ended March 2020, $22.6 million in the year ended March 2019, $5.8 million in the three months ended March 2018 and $35.2 million in the year ended December 2017. Shipping and handling costs for delivery of products to customers totaled $409.4 million in the year ended March 2020, $379.4 million in the year ended March 2019, $72.6 million in the three months ended March 2018 and $256.0 million in the year ended December 2017. Expenses related to royalty income, including amortization of licensed intangible assets, were $2.1 million in the year ended March 2020, $2.8 million in the year ended March 2019, $0.5 million in the three months ended March 2018 and $2.3 million in the year ended December 2017.
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
Concentration of Risks
VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through multiple wholesale and direct-to-consumer channels. VF’s ten largest customers accounted for 17% of Fiscal 2020 total revenues. Sales to VF’s largest customer accounted for 3% of Fiscal 2020 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
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

F-17 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

pending matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform with the Fiscal 2020 presentation.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842)”, a new accounting standard on leasing. The FASB subsequently issued updates to the standard to provide additional clarification on specific topics, including permitted transition methods. Collectively, the guidance is referred to as FASB Accounting Standards Codification ("ASC") 842. This standard requires companies to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. The Company adopted this standard on March 31, 2019, utilizing the modified retrospective method and recognized the cumulative effect of initially applying the new standard in retained earnings. The effective date of the adoption was used as the date of initial application, and thus comparative prior period financial information has not been restated and continues to be reported under accounting standards in effect for those periods.
The standard provides certain optional practical expedients for transition. The Company elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC Topic 840, Leases ("ASC 840"), to all leases that existed prior to the transition date. As a result, VF did not reassess (i) whether existing or expired contracts contain leases, (ii) lease classification for any existing or expired leases, or (iii) whether lease origination costs qualified as initial direct costs. The Company also elected the land easement practical expedient, which allowed the Company to apply ASC 842 prospectively to land easements after the adoption date if they were not previously accounted for under ASC 840. Certain leases contain both lease and non-lease components. For leases associated with specific asset classes, including certain real estate, vehicles, manufacturing machinery and IT equipment, VF elected the practical expedient which permits entities to account for separate lease and non-lease components as a single component. For all other lease contracts, the Company elected to account for each lease component separately from the non-lease components of the contract. When applicable, VF will measure the consideration to be paid pursuant to the agreement and allocate this consideration to the lease and non-lease components based on relative standalone prices. Further, the Company made an accounting policy election to not recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less.
The adoption of ASC 842 resulted in a net decrease of $2.5 million in the retained earnings line item of the Consolidated Balance Sheet as of March 31, 2019. The adoption of ASC 842 also resulted in the recognition of operating lease right-of-use assets and operating lease liabilities within the Consolidated Balance Sheet. Additionally, leases previously referred to as "capital leases" are now referred to as "finance leases" under ASC 842. Refer to Note 10 for additional lease disclosures.

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
In April 2020, the FASB issued a Staff Question-and-Answer ("Q&A") to clarify whether lease concessions related to the effects of the COVID-19 pandemic require the application of the lease modification guidance under ASC 842. In light of the guidance, management has elected to account for lease concessions related to the effects of the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the lease contract), provided that the concessions result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original lease contract. Lease concessions meeting this criteria are reflected within variable rent expense. The Company applied this guidance within its Fiscal 2020 consolidated financial statements; however, it did not have a material impact.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a

VF Corporation Fiscal 2020 Form 10-K F-18

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. This guidance will be effective for VF in the first quarter of the year ending April 3, 2021 ("Fiscal 2021"). The Company does not expect the adoption of this guidance to have a material impact on VF's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", an update that modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The guidance will be effective for VF in the first quarter of Fiscal 2021. The Company does not expect the adoption of this guidance to have a material impact on VF's disclosures.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation— Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans", an update that modifies the disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. The guidance will be effective for VF in Fiscal 2021.The Company does not expect the adoption of this guidance to have a material impact on VF's disclosures.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud

Computing Arrangement That Is a Service Contract", an update that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance will be effective for VF in the first quarter of Fiscal 2021. The Company does not expect the adoption of this guidance to have a material impact on VF's consolidated financial statements.
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
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and can be adopted no later than December 31, 2022. The Company is evaluating the impact that adopting this guidance would have on VF's consolidated financial statements.
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
As of March 2020, the Company expects to recognize $70.9 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2029. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption.
As of March 2020, there are no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and fixed consideration related to future minimum guarantees discussed above.
For the year ended March 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.

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
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's primary contract liabilities relate to gift cards, loyalty programs and sales-based royalty arrangements, which are discussed in more detail within Note 1, and order deposits.

F-19 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

The following table provides information about accounts receivable, contract assets and contract liabilities:

(In thousands)	March 2020	March 2019
Accounts receivable, net	$1,308,051	$1,372,625
Contract assets (a)	1,181	2,569
Contract liabilities (b)	37,498	28,801

(a)	Included in the other current assets line item in the Consolidated Balance Sheets.

(b)	Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.

For the year ended March 2020, the Company recognized $211.3 million of revenue that was included in the contract liability balance during the year, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations are satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. The wholesale channel includes fees generated from sourcing activities as the customers and point-in-time revenue recognition are similar to other wholesale arrangements. We adopted the new revenue recognition standard at the beginning of Fiscal 2019 using the modified retrospective method of adoption. As a result, revenue reported for the three months ended March 2018 and the year ended December 2017 have not been presented.

	Year Ended March 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,855,043	$2,479,965	$723,923	$29,976	$6,088,907
Direct-to-consumer	1,775,127	2,417,386	140,924	8,778	4,342,215
Royalty	13,786	22,076	21,572	—	57,434
Total	$4,643,956	$4,919,427	$886,419	$38,754	$10,488,556

Geographic revenues
United States	$2,289,353	$2,626,186	$604,778	$—	$5,520,317
International	2,354,603	2,293,241	281,641	38,754	4,968,239
Total	$4,643,956	$4,919,427	$886,419	$38,754	$10,488,556

	Year Ended March 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,865,630	$2,460,692	$739,465	$10,323	$6,076,110
Direct-to-consumer	1,770,580	2,234,053	125,769	—	4,130,402
Royalty	12,814	27,047	20,514	—	60,375
Total	$4,649,024	$4,721,792	$885,748	$10,323	$10,266,887

Geographic revenues
United States	$2,246,706	$2,499,393	$589,803	$10,323	$5,346,225
International	2,402,318	2,222,399	295,945	—	4,920,662
Total	$4,649,024	$4,721,792	$885,748	$10,323	$10,266,887

VF Corporation Fiscal 2020 Form 10-K F-20

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 3 — ACQUISITIONS

Williamson-Dickie

On October 2, 2017, VF acquired 100% of the outstanding shares of Williamson-Dickie Mfg. Co. (“Williamson-Dickie”) for $800.7 million in cash, subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings. The purchase price decreased $2.3 million during the three months ended March 2018, related to working capital adjustments, resulting in a final purchase price of $798.4 million.
Williamson-Dickie was a privately held company based in Ft. Worth, Texas, and was one of the largest companies in the workwear sector with a portfolio of brands including Dickies®, Workrite®, Walls®, Terra® and Kodiak®. The acquisition of Williamson-Dickie brings together complementary assets and capabilities, and creates a workwear business that serves an even broader set of consumers and industries around the world.
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
On January 21, 2020, VF announced its decision to explore the divestiture of its Occupational Workwear business, which includes certain brands and businesses obtained as part of the Williamson-Dickie acquisition including Workrite®, Walls®, Terra®, Kodiak® and Work Authority®. The business also includes certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. During the three months ended March 2020, the Company determined the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria and expects to divest this business in the next twelve months. Accordingly, the Company has reported the results of these brands and businesses as discontinued operations in the Consolidated Statements of Income and presented the related held-for-sale assets and liabilities as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. The disclosures above do not reflect the discontinued operations presentation for the Occupational Workwear business and thus represent the historical amounts for the acquired Williamson-Dickie business. Refer to Note 4 for additional information on discontinued operations.
The following unaudited pro forma summary presents historical consolidated information of VF as if the acquisition of Williamson-Dickie had occurred on January 3, 2016:

(In thousands, except per share amounts)	Year Ended December 2017 (unaudited)
Total revenues	$12,475,116
Income from continuing operations	763,563
Earnings per common share from continuing operations
Basic	$1.91
Diluted	1.89

These pro forma amounts have been calculated after applying VF’s accounting policies and adjusting the results of Williamson-Dickie to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 3, 2016, with related tax effects. The pro forma amounts do not reflect the discontinued operations presentation for the Occupational Workwear business discussed above or the Jeans business that was subject to the spin-off completed in Fiscal 2020. Refer to Note 4 for additional information on discontinued operations.
The pro forma financial information in the year ended December 2017 excludes $41.6 million of expense related to Williamson-Dickie’s executive compensation plans, which were terminated concurrent with the merger.

Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been effected at the date indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage, operating efficiencies or cost savings that VF believes are achievable.
Icebreaker

On April 3, 2018, VF acquired 100% of the stock of Icebreaker Holdings Limited ("Icebreaker") for NZ$274.4 million ($198.5 million) in cash, subject to working capital and other adjustments. The purchase price was primarily funded with short-term borrowings. The purchase price decreased NZ$1.4 million ($0.9 million) during the year ended March 2019, related to working capital adjustments, resulting in a final purchase price of NZ$273.0 million ($197.6 million).

F-21 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

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
For the year ended March 2019, Icebreaker contributed revenues of $174.2 million, representing 1.7% of VF's total revenue for the period. Icebreaker contributed net income of $14.6 million during the year ended March 2019, representing 1.7% of VF's income from continuing operations in the period.
Total transaction expenses for the Icebreaker acquisition of $7.4 million were recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Income, of which $4.1 million, $1.4 million and $1.9 million was recognized during the year ended March 2019, the three months ended March 2018 and the year ended December 2017, respectively. In addition, the Company recognized a $9.9 million gain on derivatives used to hedge the purchase price of Icebreaker in the other income (expense), net line item in the Consolidated Statements of Income, of which $0.3 million, $4.3 million and $5.3 million was recognized during the year ended March 2019, the three months ended March 2018 and the year ended December 2017, respectively.
Pro forma results of operations of the Company would not be materially different as a result of the Icebreaker acquisition and therefore are not presented.

Altra

On June 1, 2018, VF acquired 100% of the stock of Icon-Altra LLC, plus certain assets in Europe ("Altra"). The purchase price was $131.7 million in cash, subject to working capital and other adjustments, and was primarily funded with short-term borrowings. The purchase price decreased $0.1 million during the year ended March 2019, related to working capital adjustments, resulting in a final purchase price of $131.6 million.
Altra®, the primary brand, is an athletic and performance-based lifestyle footwear brand. Altra provides VF with a unique and differentiated technical footwear brand and a capability that, when applied across VF's footwear platforms, will serve as a catalyst for growth.
Altra contributed revenues of $50.2 million and net income of $0.8 million during the year ended March 2019.
Total transaction expenses for the Altra acquisition were $2.3 million, all of which were recognized in the selling, general and administrative expenses line item in the Consolidated Statement of Income during the year ended March 2019.
Pro forma results of operations of the Company would not be materially different as a result of the Altra acquisition and therefore are not presented.
NOTE 4 — DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.

Discontinued Operations

Occupational Workwear Business
On January 21, 2020, VF announced its decision to explore the divestiture of its Occupational Workwear business. The Occupational Workwear business is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also includes certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel.
During the three months ended March 2020, the Company determined the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria and expects to divest this business in the next twelve months. Accordingly, the Company has reported the results of the Occupational Workwear business and the related cash flows as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the

Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income were income of $91.2 million (including goodwill and intangible asset impairment charges of $11.1 million), $119.0 million, $22.1 million and $84.8 million for the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017, respectively.
Management performed quantitative impairment analysis over the Kodiak and Terra reporting unit goodwill and the indefinite-lived trademark intangible assets. Based on the analysis, management recorded a goodwill impairment charge of $6.1 million and an impairment charge of $5.0 million on the indefinite-lived intangible assets.
Certain corporate overhead costs and segment costs previously allocated to the Occupational Workwear business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

VF Corporation Fiscal 2020 Form 10-K F-22

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

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
The results of the Wrangler®, Lee® and Rock & Republic® brands were previously reported in the Jeans segment, the results of the Wrangler® RIGGS brand were previously reported in the Work segment, and the results of the non-VF products sold in VF OutletTM stores were previously reported in the Other category included in the reconciliation of segment revenues and segment profit. The results of the Jeans business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income were a loss of $40.9 million and income of $269.6 million, $110.1 million and $368.4 million in the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017, respectively.
Certain corporate overhead costs and segment costs previously allocated to the Jeans business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. The results of the Jeans business reported as discontinued operations include $59.5 million of separation and related expenses during the year ended March 2020.
In connection with the spin-off of the Jeans business, the Company entered into several agreements with Kontoor Brands that govern the relationship of the parties following the spin-off including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the VF Intellectual Property License Agreement and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, the Company and Kontoor Brands agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting related services for periods up to 24 months. Payments and operating expense reimbursements for transition services are recorded within the reportable segments or within the corporate and other expenses line item, in the reconciliation of segment profit in Note 20, based on the function providing the service.
Nautica® Brand Business

During the three months ended December 2017, the Company reached the strategic decision to exit the Nautica® brand business, and determined that it met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Nautica® brand business and the related cash flows as discontinued operations in the Consolidated Statements of Income Consolidated Statements of Cash Flows, respectively.
On April 30, 2018, VF completed the sale of the Nautica® brand business. The Company received proceeds of $285.8 million, net of cash sold, resulting in a final after-tax loss on sale of $38.2 million, which includes a decrease of $5.4 million and an increase of $18.1 million in the estimated loss on sale included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the year ended March 2019 and the three months ended March 2018, respectively. The year ended December 2017 includes a $25.5 million estimated loss on sale.
The results of the Nautica® brand's North America business were previously reported in the former Sportswear segment, and the results of the Asia business were previously reported in the former Outdoor & Action Sports segment. The results of the Nautica® brand business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income were income of $0.8 million (including a $5.4 million decrease in the estimated loss on sale), a loss of $8.4 million (including an $18.1 million increase in the estimated loss on sale) and a loss of $95.2 million (including an estimated loss on sale of $25.5 million and a goodwill impairment charge of $104.7 million) for the year ended March 2019, the three months ended March 2018 and the year ended December 2017, respectively.
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
Under the terms of the transition services agreement, the Company provided certain support services for periods up to 12 months from the closing date of the transaction. Revenue and related expense items associated with the transition services were recorded in the Other category, and operating expense reimbursements were recorded within the corporate and other expenses line item, in the reconciliation of segment revenues and segment profit in Note 20.

F-23 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

Licensing Business
During the three months ended April 1, 2017, the Company reached the strategic decision to exit its Licensing Business, which comprised the Licensed Sports Group (“LSG”) and the JanSport® brand collegiate businesses. Accordingly, the Company has reported the results of the businesses and the related cash flows as discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively, through their respective dates of sale.
LSG included the Majestic® brand and was previously reported within the former Imagewear segment. On April 28, 2017, VF completed the sale of the LSG business. The Company received proceeds of $213.5 million, net of cash sold, resulting in a final after-tax loss on sale of $4.1 million, which is included in the income from discontinued operations, net of tax line item in the Consolidated Statement of Income for the year ended December 2017.
The LSG results recorded in the income from discontinued operations, net of tax line item in the Consolidated Statement of Income were a loss of $4.6 million (including the loss on sale of $4.1 million) for the year ended December 2017.
During the three months ended December 2017, VF completed the sale of the assets associated with the JanSport® brand collegiate business, which was previously included within the former Outdoor & Action Sports segment. The Company received net proceeds of $1.5 million and recorded a final after-tax loss on sale of $0.2 million, which is included in the income from discontinued operations, net of tax line item in the Consolidated Statement of Income for the year ended December 2017.
The JanSport® brand collegiate results recorded in the income from discontinued operations, net of tax line item in the Consolidated Statement of Income were a loss of $6.5 million (including the loss on sale of $0.2 million) for the year ended December 2017.
Certain corporate overhead and other costs previously allocated to the Licensing Business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.
Under the terms of the transition services agreement, the Company provided certain support services for periods up to 24 months from the closing date of the transaction. Revenue and related expense items associated with the transition services were recorded in the Work segment, and operating expense reimbursements were recorded within the corporate and other expenses line item in the reconciliation of segment revenues and segment profit in Note 20.
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items included for the Occupational Workwear business, the Jeans business, the Nautica® brand business and the Licensing Business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Net revenues	$1,199,524	$3,603,686	$958,262	$4,004,876
Cost of goods sold	773,418	2,185,861	546,640	2,345,075
Selling, general and administrative expenses	320,462	937,351	238,342	983,043
Impairment of goodwill and intangible assets	11,100	—	—	104,651
Interest, net	1,601	7,305	1,417	3,065
Other income (expense), net	(687)	(3,600)	(1,113)	(4,125)
Income from discontinued operations before income taxes	95,458	484,179	173,584	571,047
Gain (loss) on the sale of discontinued operations before income taxes	—	4,589	(18,065)	(34,019)
Total income from discontinued operations before income taxes	95,458	488,768	155,519	537,028
Income tax expense (a)	(45,155)	(99,402)	(31,701)	(190,175)
Income from discontinued operations, net of tax	$50,303	$389,366	$123,818	$346,853

(a)
Income tax expense for the year ended March 2020 includes additional tax expense on nondeductible transaction costs and uncertain tax positions related to the Jeans business. Income tax expense for the year ended December 2017 was impacted by $8.6 million of tax expense related to GAAP and tax basis differences for the LSG business. Additionally, the goodwill impairment charge and estimated loss on sale related to the Nautica® brand business for the year ended December 2017 were nondeductible for income tax purposes.

VF Corporation Fiscal 2020 Form 10-K F-24

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

(In thousands)	March 2020	March 2019
Cash and equivalents	$39,752	$140,785
Accounts receivable, net	83,650	336,171
Inventories	294,000	769,928
Other current assets	6,701	53,008
Property, plant and equipment, net	44,863	181,175
Intangible assets	54,471	116,820
Goodwill	43,530	263,200
Operating lease right-of-use assets	38,941	—
Other assets	5,231	78,417
Total assets of discontinued operations	$611,139	$1,939,504

Short-term borrowings	$—	$5,995
Accounts payable	63,380	205,133
Accrued liabilities	29,699	171,311
Operating lease liabilities	35,867	—
Other liabilities	2,270	85,033
Deferred income tax liabilities (a)	(4,435)	(39,133)
Total liabilities of discontinued operations	$126,781	$428,339

(a)	Deferred income tax balances reflect VF's consolidated netting by jurisdiction.

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
NOTE 5 — ACCOUNTS RECEIVABLE

(In thousands)	March 2020	March 2019
Trade	$1,282,297	$1,287,144
Royalty and other	62,853	104,490
Total accounts receivable	1,345,150	1,391,634
Less allowance for doubtful accounts	37,099	19,009
Accounts receivable, net	$1,308,051	$1,372,625

F-25 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 6 — INVENTORIES

(In thousands)	March 2020	March 2019
Finished products	$1,201,562	$1,087,635
Work-in-process	67,603	59,473
Raw materials	24,747	25,994
Total inventories	$1,293,912	$1,173,102

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 2020	March 2019
Land and improvements	$83,944	$84,861
Buildings and improvements	858,666	890,758
Machinery and equipment	981,791	858,955
Property, plant and equipment, at cost	1,924,401	1,834,574
Less accumulated depreciation and amortization	969,995	958,481
Property, plant and equipment, net	$954,406	$876,093

NOTE 8 — INTANGIBLE ASSETS

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2020
Amortizable intangible assets:
Customer relationships	18 years	Accelerated	$276,485	$139,468	$137,017
License agreements	19 years	Accelerated	7,467	4,919	2,548
Other	8 years	Straight-line	8,019	5,110	2,909
Amortizable intangible assets, net					142,474
Indefinite-lived intangible assets:
Trademarks and trade names					1,712,071
Intangible assets, net					$1,854,545

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2019
Amortizable intangible assets:
Customer relationships	18 years	Accelerated	$283,883	$125,106	$158,777
License agreements	19 years	Accelerated	7,536	4,729	2,807
Other	8 years	Straight-line	8,112	4,136	3,976
Amortizable intangible assets, net					165,560
Indefinite-lived intangible assets:
Trademarks and trade names					1,741,897
Intangible assets, net					$1,907,457

Intangible assets decreased during the year ended March 2020 due to amortization and the impact of foreign currency fluctuations.

VF Corporation Fiscal 2020 Form 10-K F-26

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

VF did not record any impairment charges in the years ended March 2020 or 2019, the three months ended March 2018 or the year ended December 2017.
Amortization expense for the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017 was $18.7 million, $20.5 million, $5.0 million and $14.2 million, respectively. Estimated amortization expense for the next five fiscal years is $17.3 million, $16.2 million, $15.0 million, $14.5 million and $14.1 million, respectively.
NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2018	$844,726	$463,187	$115,500	$1,423,413
Fiscal 2019 acquisitions	151,662	—	—	151,662
Fiscal 2019 divestitures	—	(48,329)	(52)	(48,381)
Currency translation	(12,499)	(20,902)	(1,609)	(35,010)
Balance, March 2019	983,889	393,956	113,839	1,491,684
Impairment charge	(323,223)	—	—	(323,223)
Currency translation	(7,233)	(4,108)	(1,101)	(12,442)
Balance, March 2020	$653,433	$389,848	$112,738	$1,156,019

In the year ended March 2020, VF recorded an impairment charge of $323.2 million related to the Timberland reporting unit, which is part of the Outdoor segment. Refer to Note 23 for additional information on fair value measurements. VF did not record any impairment charges in the year ended March 2019 based on the results of its goodwill impairment testing.
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
Accumulated impairment charges for the Outdoor segment were $323.2 million as of March 2020.
NOTE 10 — LEASES
The assets and liabilities related to operating and finance leases were as follows:

(In thousands)	Location in Consolidated Balance Sheet	March 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,273,514
Finance lease assets	Property, plant and equipment, net	18,260
Total lease assets		$1,291,774

Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$352,578
Finance lease liabilities	Current portion of long-term debt	1,018
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,020,651
Finance lease liabilities	Long-term debt	22,755
Total lease liabilities		$1,397,002

F-27 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

The components of lease costs were as follows:

(In thousands)	Year Ended March 2020
Operating lease cost	$420,175
Finance lease cost – amortization of right-of-use assets	3,700
Finance lease cost – interest on lease liabilities	1,018
Short-term lease cost	3,696
Variable lease cost	109,935
Impairment	10,728
Gain recognized from sale-leaseback transactions	(11,329)
Total lease cost	$537,923
Supplemental cash flow information related to leases was as follows:

(In thousands)	Year Ended March 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$391,344
Operating cash flows – finance leases	1,018
Financing cash flows – finance leases	4,890
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (a)	478,879
Finance leases	—

(a)	Excludes amounts recorded upon adoption of ASC 842.
Lease terms and discount rates were as follows:

March 2020
Weighted average remaining lease term:
Operating leases	5.23 years
Finance leases	16.51 years

Weighted average discount rate:
Operating leases	2.23%
Finance leases	2.71%

VF Corporation Fiscal 2020 Form 10-K F-28

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

Maturities of operating and finance lease liabilities for the next five fiscal years and thereafter as of March 2020 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2021	$377,563	$1,663	$379,226
2022	319,804	1,536	321,340
2023	244,412	1,626	246,038
2024	167,055	1,550	168,605
2025	109,448	1,691	111,139
Thereafter	252,153	21,805	273,958
Total lease payments	1,470,435	29,871	1,500,306
Less: present value adjustment	97,206	6,098	103,304
Present value of lease liabilities	$1,373,229	$23,773	$1,397,002

The Company excluded approximately $319.6 million of leases (undiscounted basis) that have not yet commenced, relating primarily to distribution centers. These leases will commence beginning in Fiscal 2021 with lease terms of 2 to 15 years.
Future minimum lease payments under operating leases with noncancelable lease terms in excess of one year from continuing operations as of March 2019, prior to the adoption of ASC 842, were as follows:

(In thousands)	Operating Leases
2020	$317,506
2022	285,226
2023	210,647
2024	153,154
2025	99,376
Thereafter	247,743
Total lease payments	$1,313,652

Rent expense recorded under ASC 840 was included in the Consolidated Statements of Income as follows:

	Year Ended March	Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2019	2018	2017
Minimum rent expense	$349,173	$85,354	$314,862
Contingent rent expense	34,209	6,678	23,954
Rent expense	$383,382	$92,032	$338,816

F-29 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 11 — OTHER ASSETS

(In thousands)	March 2020	March 2019
Computer software, net of accumulated amortization of: March 2020 - $247,582; March 2019 - $211,815	$203,913	$220,421
Investments held for deferred compensation plans (Note 16)	132,504	168,485
Deferred income taxes (Note 19)	183,336	95,399
Pension asset (Note 16)	166,955	117,405
Deposits	47,766	45,175
Partnership stores and shop-in-shop costs, net of accumulated amortization of: March 2020 - $73,732; March 2019 - $79,892	30,308	25,709
Derivative financial instruments (Note 24)	20,050	9,189
Other investments	11,416	13,071
Deferred line of credit issuance costs	1,669	2,121
Other	69,834	71,507
Other assets	$867,751	$768,482

NOTE 12 — SHORT-TERM BORROWINGS

(In thousands)	March 2020	March 2019
Commercial paper borrowings	$215,000	$650,000
International borrowing arrangements	13,812	9,060
Global Credit Facility	1,000,000	—
Short-term borrowings	$1,228,812	$659,060

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
The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated indebtedness to consolidated capitalization ratio, as defined therein, equal to or below 60%. If VF fails in the performance of any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. As of March 2020, VF was in compliance with all covenants. In April 2020, VF entered into an amendment to the Global Credit Facility that resulted in certain changes to the restrictive covenants, including an increase to the consolidated indebtedness to consolidated capitalization ratio financial covenant to 70% and a revised calculation of consolidated indebtedness to be net of unrestricted cash of VF and its subsidiaries. Refer to Note 27 for additional information.
In March 2020, VF elected to draw down $1.0 billion from the Global Credit Facility to strengthen the Company's cash position and support general working capital needs in Fiscal 2021, which was an action taken by the Company in response to the COVID-19 pandemic. The borrowings have an interest rate of 1.81% and were repaid in April 2020 with proceeds from the issuance of senior unsecured notes. Refer to Note 27 for additional information.
VF’s commercial paper program allows for borrowings of up to $2.25 billion to the extent it has borrowing capacity under the Global Credit Facility. Outstanding commercial paper borrowings totaled $215.0 million and $650.0 million at March 2020 and 2019, respectively. Borrowings under the commercial paper program had a weighted average interest rate of 1.4% and 2.7% at March 2020 and 2019, respectively. The Global Credit Facility also had $18.4 million and $15.3 million of outstanding standby letters of credit issued on behalf of VF as of March 2020 and 2019, respectively, leaving $1.0 billion and $1.6 billion as of March 2020 and 2019, respectively, available for borrowing against this facility.
VF has $97.3 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $13.8 million and $9.1 million at March 2020 and 2019, respectively. Borrowings under these arrangements had a weighted average interest rate of 16.3% and 24.6% at March 2020 and 2019, respectively.

VF Corporation Fiscal 2020 Form 10-K F-30

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 13 — ACCRUED LIABILITIES

(In thousands)	March 2020	March 2019
Current portion of operating lease liabilities (Note 10)	$352,578	$—
Compensation	186,380	305,357
Customer discounts and allowances	198,218	178,064
Other taxes	100,282	135,827
Income taxes	96,460	64,018
Restructuring	40,497	62,859
Advertising	28,412	33,815
Freight, duties and postage	28,365	40,234
Deferred compensation (Note 16)	8,779	5,485
Interest	20,952	23,250
Derivative financial instruments (Note 24)	11,378	18,590
Insurance	14,668	14,893
Product warranty claims (Note 15)	12,590	12,618
Pension liabilities (Note 16)	10,449	10,260
Other	150,244	219,972
Accrued liabilities	$1,260,252	$1,125,242

NOTE 14 — LONG-TERM DEBT

(In thousands)	March 2020	March 2019
3.50% notes, due 2021	$—	$498,450
0.625% notes, due 2023	939,664	949,049
0.250% notes, due 2028	547,573	—
0.625% notes, due 2032	543,198	—
6.00% notes, due 2033	270,820	292,982
6.45% notes, due 2037	284,259	346,534
Finance leases	23,773	34,132
Total long-term debt	2,609,287	2,121,147
Less current portion	1,018	5,263
Long-term debt, due beyond one year	$2,608,269	$2,115,884

In February 2020, VF issued €500.0 million of 0.250% euro-denominated fixed-rate notes maturing in February 2028 and €500.0 million of 0.625% euro-denominated fixed-rate notes maturing in February 2032. The 2028 notes were issued as a green bond, and thus an amount equal to the net proceeds will be used to finance projects that focus on key environmental sustainability initiatives including sustainable products and materials, sustainable operations and supply chain, and natural carbon sinks.
In February and March 2020, VF completed cash tender offers for $23.0 million and $63.1 million in aggregate principal amounts of its outstanding 2033 and 2037 notes, respectively. The cash tender offers were subject to various conditions, which resulted in premiums of $8.6 million and $31.9 million for the 2033 and 2037 notes, respectively. Additionally, in connection with the tender offers, $1.3 million of unamortized original issue discount, debt issuance costs and tender fees were recognized. The premiums, amortization and fees were recorded in the loss on debt extinguishment line item in the Consolidated Statement of Income in the year ended March 2020.
In March 2020, VF completed the full redemption of $500.0 million in aggregate principal amount of its outstanding 2021 notes. The redemption price was equal to the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at 120 basis points, which resulted in a make-whole premium of $17.0 million. Additionally, in connection with the redemption, $1.0 million of unamortized original issue discount and debt issuance costs were recognized. The make-whole premium and amortization were recorded in the loss on debt extinguishment line item in the Consolidated Statement of Income in the year ended March 2020. Also, in connection with the redemption, the Company recognized a deferred loss on an interest rate hedging contract of $8.5 million, which was recorded in the interest expense line item in the Consolidated Statement of Income in the year ended March 2020.

F-31 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

All notes, along with any amounts outstanding under the Global Credit Facility (Note 12), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. As of March 2020, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the 2023, 2028, 2032 and 2037 notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest.
VF may redeem its notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 15 basis points for the 2023, 2028, 2032 and 2033 notes, and 25 basis points for the 2037 notes, plus accrued interest to the redemption date. In addition, the 2023 and 2032 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity, and the 2028 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within two months prior to maturity.

Prior to redemption, the 2021 notes had a principal balance of $500.0 million and were recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes was recorded at an effective annual interest rate of 4.69%, including amortization of a deferred loss on an interest rate hedging contract (Note 24), original issue discount and debt issuance costs.
The 2023, 2028 and 2032 notes have a principal balance of €850.0 million, €500.0 million and €500.0 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2023, 2028 and 2032 notes is recorded at an effective annual interest rate of 0.712%, 0.388% and 0.789%, respectively, which includes amortization of original issue discount and debt issuance costs. The Company has designated these notes as a net investment hedge of VF's investment in certain foreign operations. Refer to Note 24 for additional information.
The 2033 notes have a principal balance of $277.0 million, after the cash tender for $23.0 million noted above, and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 6.19%, including amortization of a deferred gain on an interest rate hedging contract (Note 24), original issue discount and debt issuance costs.
The 2037 notes have a principal balance of $286.9 million, after the cash tender for $63.1 million noted above, and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 6.57%.
Interest payments are due annually on the 2023, 2028 and 2032 notes and semiannually on all other notes.
The scheduled payments of long-term debt, excluding finance leases (Note 10), at the end of Fiscal 2020 for the next five fiscal years and thereafter are summarized as follows:

(In thousands)	Notes and Other
2021	$—
2022	—
2023	—
2024	943,330
2025	—
Thereafter	1,673,726
2,617,056
Less unamortized debt discount	16,134
Less unamortized debt issuance costs	15,408
Total long-term debt	2,585,514
Less current portion	—
Long-term debt, due beyond one year	$2,585,514

VF Corporation Fiscal 2020 Form 10-K F-32

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 15 — OTHER LIABILITIES

(In thousands)	March 2020	March 2019
Deferred income taxes (Note 19)	$161,371	$107,997
Deferred compensation (Note 16)	104,510	143,069
Income taxes	578,298	613,332
Pension liabilities (Note 16)	170,507	163,963
Deferred rent credits	—	90,672
Product warranty claims	47,534	49,301
Derivative financial instruments (Note 24)	3,153	3,747
Other	57,740	62,800
Other liabilities	$1,123,113	$1,234,881

VF accrues warranty costs at the time revenue is recognized. Product warranty costs are estimated based on historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Activity relating to accrued product warranty claims is summarized as follows:

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Balance, beginning of year	$61,919	$62,551	$62,566	$62,872
Accrual for products sold during the year	11,283	13,082	3,828	10,584
Repair or replacement costs incurred	(11,079)	(12,778)	(4,126)	(12,654)
Currency translation	(1,999)	(936)	283	1,764
Balance, end of year	60,124	61,919	62,551	62,566
Less current portion (Note 13)	12,590	12,618	12,862	12,833
Long-term portion	$47,534	$49,301	$49,689	$49,733
F-33 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 16 — RETIREMENT AND SAVINGS BENEFIT PLANS

VF has several retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.
Defined Benefit Pension Plans

Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time U.S. employees employed before 2005 (the “U.S. qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations

(the “U.S. nonqualified plan”). The U.S. qualified plan is fully funded at the end of Fiscal 2020, and VF’s net underfunded status primarily relates to obligations under the unfunded U.S. nonqualified plan. The U.S. qualified and nonqualified plans comprise 91% of VF’s total defined benefit plan assets and 88% of VF’s total projected benefit obligations at March 2020, and the remainder relates to non-U.S. defined benefit plans. A March 31 measurement date is used to value plan assets and obligations for all pension plans.
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
The components of pension cost for VF’s defined benefit plans were as follows:

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Service cost — benefits earned during the period	$14,476	$22,352	$5,912	$24,890
Interest cost on projected benefit obligations	55,575	63,434	14,825	58,989
Expected return on plan assets	(91,309)	(93,409)	(25,314)	(94,807)
Settlement charges	27,443	8,856	—	—
Curtailments	—	9,530	—	1,671
Transfers to Kontoor Brands	668	—	—	—
Amortization of deferred amounts:
Net deferred actuarial losses	14,848	28,474	8,548	41,440
Deferred prior service costs	1,887	494	647	2,646
Total pension expense	$23,588	$39,731	$4,618	$34,829
Weighted average actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	1.46%	3.85%	3.58%	4.08%
Discount rate in effect for determining interest cost	3.20%	3.51%	3.13%	3.26%
Expected long-term return on plan assets	5.40%	5.58%	5.72%	5.72%
Rate of compensation increase (a)	2.74%	3.73%	3.73%	3.78%

(a)	Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.

VF Corporation Fiscal 2020 Form 10-K F-34

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

During the year ended March 2020, the Company offered former employees in the U.S. qualified plan a lump-sum option to receive a distribution of their deferred vested benefits. Approximately 2,400 participants accepted a distribution, representing approximately 40% of offered participants and an approximate 10% reduction in the total number of plan participants. In December 2019, the plan paid approximately $130 million in lump-sum distributions to settle approximately $170 million of projected benefit obligations related to these participants. VF recorded a $23.0 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Income during the year ended March 2020 to recognize the related deferred actuarial losses in accumulated OCI.
Additionally, VF reported $4.4 million of settlement charges in the other income (expense), net line item in the Consolidated Statements of Income for the year ended March 2020, as well as $8.9 million for the year ended March 2019. The settlement charges related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the U.S. nonqualified plan.
In Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified and U.S. nonqualified plans, effective December 31, 2018. Accordingly, the Company recognized a $9.5 million pension curtailment loss in the other income (expense), net line item in the Consolidated Statement of Income for the year ended March 2019.
In the year ended December 2017, the Company recorded curtailment charges of $1.7 million which comprised (i) $1.1 million within the U.S. qualified plan related to the sale of the Licensing Business (recorded in the income from discontinued operations, net of tax line item), and (ii) $0.6 million within the U.S. nonqualified plan related to restructuring initiatives (recorded in the other income (expense), net line item in the Consolidated Statement of Income).

The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each period, and the funded status at the end of each period:

(In thousands)	March 2020	March 2019
Fair value of plan assets, beginning of period	$1,751,094	$1,751,760
Actual return on plan assets	173,261	82,947
VF contributions	26,372	41,581
Participant contributions	4,298	4,136
Transfer to Kontoor Brands	(6,697)	—
Benefits paid	(233,398)	(118,513)
Currency translation	(2,155)	(10,817)
Fair value of plan assets, end of period	1,712,775	1,751,094
Projected benefit obligations, beginning of period	1,818,931	1,884,485
Service cost	14,476	22,352
Interest cost	55,575	63,434
Participant contributions	4,298	4,136
Actuarial loss (gain)	84,057	10,653
Benefits paid	(233,398)	(118,513)
Plan amendments	655	715
Transfer to Kontoor Brands	(17,279)	—
Curtailments	—	(33,826)
Currency translation	(539)	(14,505)
Projected benefit obligations, end of period	1,726,776	1,818,931
Funded status, end of period	$(14,001)	$(67,837)

F-35 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

Pension benefits are reported in the Consolidated Balance Sheets as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

(In thousands)	March 2020	March 2019
Amounts included in Consolidated Balance Sheets:
Other assets (Note 11)	$166,955	$117,405
Accrued liabilities (Note 13)	(10,449)	(10,260)
Other liabilities (Note 15)	(170,507)	(174,982)
Funded status	$(14,001)	$(67,837)
Accumulated other comprehensive loss, pretax:
Net deferred actuarial losses	$357,989	$399,093
Net deferred prior service credits	(733)	563
Total accumulated other comprehensive loss, pretax	$357,256	$399,656
Accumulated benefit obligations	$1,703,224	$1,778,910
Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	3.18%	3.68%
Rate of compensation increase (a)	2.22%	2.74%

The amounts reported in the table above for the prior period have not been segregated between continuing and discontinued operations. The March 2019 balances include $11.0 million of pension liabilities related to the Jeans business, which were transferred in connection with the spin-off.

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
Deferred prior service credits and costs related to plan amendments are also recorded in accumulated OCI and amortized to pension expense on a straight-line basis over the average remaining years of service for active employees.
The estimated amounts of accumulated OCI to be amortized to pension expense in Fiscal 2021 are $11.1 million of deferred actuarial losses and an insignificant amount of deferred prior service costs.
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

VF Corporation Fiscal 2020 Form 10-K F-36

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

The fair value of investments held by VF’s defined benefit plans at March 2020 and March 2019, by asset class, is summarized below. Refer to Note 23 for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2020
Plan assets
Cash equivalents	$9,421	$9,421	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	6	—	6	—
Insurance contracts	76,161	—	76,161	—
Commodities	3,878	3,878	—	—
Total plan assets in the fair value hierarchy	89,466	$13,299	$76,167	$—
Plan assets measured at net asset value
Cash equivalents	54,745
Equity securities:
Domestic	70,503
International	71,365
Fixed income securities:
Corporate and international bonds	1,293,768
Alternative investments	132,928
Total plan assets measured at net asset value	1,623,309
Total plan assets	$1,712,775

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2019
Plan assets
Cash equivalents	$3,023	$3,023	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	7	—	7	—
Insurance contracts	71,521	—	71,521	—
Commodities	(347)	(347)	—	—
Total plan assets in the fair value hierarchy	74,204	$2,676	$71,528	$—
Plan assets measured at net asset value
Cash equivalents	36,349
Equity securities:
Domestic	82,659
International	97,766
Fixed income securities:
Corporate and international bonds	1,309,123
Alternative investments	150,993
Total plan assets measured at net asset value	1,676,890
Total plan assets	$1,751,094

F-37 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

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
VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF does not currently plan to make any contributions to the U.S. qualified plan during Fiscal 2021, and intends to make approximately $19.1 million of contributions to its other defined benefit plans during Fiscal 2021. The estimated future benefit payments for all of VF’s defined benefit plans, on a calendar year basis, are approximately $97.7 million in 2021, $98.7 million in 2022, $99.2 million in 2023, $99.6 million in 2024, $101.3 million in 2025 and $499.3 million for the years 2026 through 2030.
Other Retirement and Savings Plans
VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds and a separately managed fixed-income fund. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $2.7 million in the year ended March 2020, $1.5 million in the year ended March

2019, $0.5 million in the three months ended March 2018 and $1.1 million in the year ended December 2017. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At March 2020, VF’s liability to participants under all deferred compensation plans was $113.3 million, of which $8.8 million was recorded in accrued liabilities (Note 13) and $104.5 million was recorded in other liabilities (Note 15).
VF has purchased (i) publicly traded mutual funds and a separately managed fixed-income fund in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities, and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At March 2020, the fair value of investments held for all deferred compensation plans was $139.3 million, of which $6.8 million was recorded in other current assets and $132.5 million was recorded in other assets (Note 11). Realized and unrealized gains and losses on these deferred compensation assets are recorded in compensation expense in the Consolidated Statements of Income and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.
VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $48.7 million in the year ended March 2020, $33.6 million in the year ended March 2019, $12.6 million in the three months ended March 2018 and $28.8 million in the year ended December 2017.
NOTE 17 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017, the Company purchased 12.0 million, 1.9 million, 3.4 million and 22.2 million shares of Common Stock, respectively, in open market transactions for $1.0 billion, $150.0 million, $250.0 million and $1.2 billion, respectively, under its share repurchase program authorized by VF’s Board of Directors. These transactions were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the years ended March 2020 and 2019, the three months ended March 2018 and the year ended

December 2017, VF restored 12.0 million, 2.2 million, 3.4 million and 22.3 million treasury shares, including shares held by the Company's deferred compensation plans, respectively, to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of March 2020, March 2019, March 2018 or December 2017. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
As of March 2020 and March 2019, there were no shares held in the Company's deferred compensation plans.

VF Corporation Fiscal 2020 Form 10-K F-38

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

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

(In thousands)	March 2020	March 2019
Foreign currency translation and other	$(737,709)	$(725,679)
Defined benefit pension plans	(262,472)	(243,184)
Derivative financial instruments	69,223	66,788
Accumulated other comprehensive income (loss)	$(930,958)	$(902,075)

The changes in accumulated OCI, net of related taxes, are as follows:

(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2016	$(794,579)	$(302,697)	$55,813	$(1,041,463)
Other comprehensive income (loss) before reclassifications	248,378	(17,970)	(123,080)	107,328
Amounts reclassified from accumulated other comprehensive income (loss)	—	28,718	(20,723)	7,995
Net other comprehensive income (loss)	248,378	10,748	(143,803)	115,323
Balance, December 2017	(546,201)	(291,949)	(87,990)	(926,140)
Other comprehensive income (loss) before reclassifications	69,332	(4,852)	(21,078)	43,402
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,183	11,525	18,708
Net other comprehensive income (loss)	69,332	2,331	(9,553)	62,110
Balance, March 2018	(476,869)	(289,618)	(97,543)	(864,030)
Other comprehensive income (loss) before reclassifications	(248,810)	10,444	137,218	(101,148)
Amounts reclassified from accumulated other comprehensive income (loss)	—	35,990	27,113	63,103
Net other comprehensive income (loss)	(248,810)	46,434	164,331	(38,045)
Balance, March 2019	(725,679)	(243,184)	66,788	(902,075)
Adoption of new accounting standard, ASU 2018-02	(9,088)	(50,402)	(2,371)	(61,861)
Other comprehensive income (loss) before reclassifications	(134,297)	(2,757)	76,797	(60,257)
Amounts reclassified from accumulated other comprehensive income (loss)	48,261	33,077	(63,396)	17,942
Spin-off of Jeans Business	83,094	794	(8,595)	75,293
Net other comprehensive income (loss)	(12,030)	(19,288)	2,435	(28,883)
Balance, March 2020	$(737,709)	$(262,472)	$69,223	$(930,958)

F-39 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

Reclassifications out of accumulated OCI are as follows:

(In thousands)	Affected Line Item in the Consolidated Statements of Income	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December
Details About Accumulated Other Comprehensive Income (Loss) Components

		2020	2019	2018	2017
Losses on foreign currency translation and other:
Liquidation of foreign entities	Other income (expense), net	$(48,261)	$—	$—	$—
Total before tax		(48,261)	—	—	—
Tax (expense) benefit		—	—	—	—
Net of tax		(48,261)	—	—	—
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(14,848)	(28,474)	(8,548)	(41,440)
Deferred prior service costs	Other income (expense), net	(1,887)	(494)	(647)	(2,646)
Pension settlement charges	Other income (expense), net	(27,443)	(8,856)	—	—
Pension curtailment losses	Other income (expense), net	—	(9,530)	—	(566)
Pension curtailment loss	Income from discontinued operations, net of tax	—	—	—	(1,105)

Total before tax		(44,178)	(47,354)	(9,195)	(45,757)
Tax benefit		11,101	11,364	2,012	17,039
Net of tax		(33,077)	(35,990)	(7,183)	(28,718)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(18,076)	1,774	4,948	33,641
Foreign exchange contracts	Cost of goods sold	94,376	(20,686)	(13,286)	610
Foreign exchange contracts	Selling, general and administrative expenses	5,084	(4,772)	(1,981)	(3,610)

Foreign exchange contracts	Other income (expense), net	10,304	355	(2,427)	(1,851)
Interest rate contracts	Interest expense	(13,177)	(5,012)	(1,214)	(4,723)
Total before tax		78,511	(28,341)	(13,960)	24,067
Tax (expense) benefit		(15,115)	1,228	2,435	(3,344)
Net of tax		63,396	(27,113)	(11,525)	20,723
Total reclassifications for the period, net of tax		$(17,942)	$(63,103)	$(18,708)	$(7,995)

VF Corporation Fiscal 2020 Form 10-K F-40

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 18 — STOCK-BASED COMPENSATION

Pursuant to the amended and restated 1996 Stock Compensation Plan approved by stockholders, VF is authorized to grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers, key employees and nonemployee members of VF’s Board of Directors. Substantially all stock-based compensation awards are classified as equity awards, which are accounted for in stockholders’ equity in the Consolidated Balance Sheets. On a limited basis, cash-settled stock appreciation rights are granted to employees in certain international jurisdictions. These awards are accounted for as liabilities in the Consolidated Balance Sheets and remeasured to fair value each reporting period until the awards are settled. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. Awards that do not vest are forfeited.
Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Income, and stock-based compensation costs included in inventory in the Consolidated Balance Sheets, on a continuing operations basis, are as follows:

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Stock-based compensation cost	$68,205	$84,285	$19,822	$63,888
Income tax benefits	15,460	18,570	4,415	20,124
Stock-based compensation costs included in inventory at period end	1,903	2,555	1,861	1,347

At the end of March 2020, there was $34.5 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1 year.
At the end of March 2020, there were 26,994,754 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.

Spin-Off of Jeans Business

In connection with the spin-off of the Jeans business on May 22, 2019, the Company adjusted its outstanding equity awards in accordance with the terms of the Employee Matters Agreement between the Company and Kontoor Brands. Adjustments to the underlying shares and terms of outstanding stock options, RSUs and restricted stock were made to preserve the intrinsic value of the awards immediately before the separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a ratio based on the relative values of the VF pre-distribution stock value and the VF post-distribution stock value as determined by the Company. The outstanding awards continue to vest over their original vesting periods. The Company will recognize

$13.0 million of total incremental compensation cost related to the adjustment of the VF equity awards, of which $12.7 million was recognized during the year ended March 2020.
In connection with the spin-off, stock options to purchase 756,709 shares of VF Common Stock, 52,018 performance-based RSUs, 79,187 nonperformance-based RSUs and 112,763 restricted shares of VF Common Stock were converted into Kontoor Brands equity awards.
Disclosures reported below have not been segregated between continuing and discontinued operations.

F-41 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

Stock Options

Stock options are granted with an exercise price equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years, and compensation cost is recognized ratably over the shorter of the requisite service period or the vesting period. Stock options granted to nonemployee members of VF’s Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

	2020	2019	2018	2017
Expected volatility	24% to 27%	22% to 29%	24% to 29%	23% to 30%
Weighted average expected volatility	25%	25%	25%	24%
Expected term (in years)	6.1 to 7.6	6.1 to 7.5	6.1 to 7.6	6.3 to 7.7
Weighted average dividend yield	2.5%	2.6%	2.9%	2.8%
Risk-free interest rate	1.4% to 2.4%	2.1% to 3.2%	1.9% to 2.9%	0.7% to 2.4%
Weighted average fair value at date of grant	$17.19	$16.82	$15.34	$9.90

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
Stock option activity for the year ended March 2020 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, March 2019	9,910,210	$60.11
Spin related adjustment	674,789	—
Transfer to Kontoor Brands	(756,709)	62.51
Granted	1,512,955	84.27
Exercised	(3,290,971)	53.53
Forfeited/cancelled	(129,272)	70.78
Outstanding, March 2020	7,921,002	$61.93	6.6	$33,720
Exercisable, March 2020	5,897,457	$55.66	5.9	$33,681

The total fair value of stock options that vested during the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017 was $16.6 million, $26.8 million, $28.3 million and $28.0 million, respectively. The total intrinsic value of stock options exercised during the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017 was $120.6 million, $171.6 million, $57.3 million and $106.7 million, respectively.

VF Corporation Fiscal 2020 Form 10-K F-42

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

Restricted Stock Units

VF grants performance-based RSUs that enable employees to receive shares of VF Common Stock at the end of a three-year period. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. For performance-based RSUs granted prior to February 2018, the number of shares earned by participants, if any, is based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Talent and Compensation Committee of the Board of Directors. For performance-based RSUs granted in the three months ended March 2018, Fiscal 2019 and Fiscal 2020, the number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. For all performance-based RSUs, shares are issued to participants in the year following the conclusion of each three-year performance period.
The actual number of shares earned may also be adjusted upward or downward by 25% of the target award, based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Consumer Discretionary Index for grants issued in the three months ended March 2018, Fiscal 2019 and Fiscal 2020, and the Standard & Poor's 500 Index for grants issued in the year ended December 2017. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $7.11, $4.61, $4.61 and $2.67 per share for the years ended March 2020 and 2019, the three-month period ended March 2018 and the year ended December 2017 performance-based RSU grants, respectively.
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
In addition, VF grants nonperformance-based RSU to employees as part of its stock compensation program. Each nonperformance-based RSU entitles the holder to one share of VF Common Stock. These awards generally vest 50% over a two-year period and 50% over a four-year period from the date of grant.
Dividend equivalents on the RSUs accrue without compounding and are payable in additional shares of VF Common Stock when the RSUs vest. Dividend equivalents are subject to the same risk of forfeiture as the RSUs.
RSU activity for the year ended March 2020 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, March 2019	1,396,676	$61.68	664,833	$69.88
Spin related adjustment	63,336	—	44,933	—
Transfer to Kontoor Brands	(52,018)	67.59	(79,187)	71.19
Granted	275,092	84.28	196,621	84.22
Issued as Common Stock	(519,162)	61.30	(235,604)	66.44
Forfeited/cancelled	(23,673)	66.26	(55,618)	70.90
Outstanding, March 2020	1,140,251	$63.51	535,978	$70.50
Vested, March 2020	865,577	$59.24	42,343	$73.23

The weighted average fair value of performance-based RSUs granted during the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017 was $84.28, $80.39, $74.80 and $53.69 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2020 was $65.9 million. Awards earned and vested for the three-year performance period ended in March 2019 and distributed in early Fiscal 2020 totaled 837,045 shares of VF Common Stock having a value of $71.6 million. Similarly, 450,175 shares of VF Common Stock having a value of $36.4 million were earned for the performance period ended in December 2017.

The weighted average fair value of nonperformance-based RSUs granted during the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017 was $84.22, $79.21, $74.80 and $57.49 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2020 was $31.0 million.

F-43 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

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
Restricted stock activity for the year ended March 2020 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, March 2019	626,725	$59.86
Spin related adjustment	39,434	—
Transfer to Kontoor Brands	(112,763)	60.91
Granted	78,884	85.36
Dividend equivalents	13,580	78.24
Vested	(62,982)	61.47
Forfeited	(40,046)	59.47
Nonvested shares, March 2020	542,832	$59.30

Nonvested shares of restricted stock had a market value of $31.4 million at the end of March 2020. The market value of the shares that vested during the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017 was $3.6 million, $8.7 million, $3.9 million and $19.4 million, respectively.
NOTE 19 — INCOME TAXES
The provision for income taxes was computed based on the following amounts of income from continuing operations before income taxes:

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Domestic	$(91,063)	$73,769	$(67,963)	$15,523
Foreign	818,271	964,544	199,279	772,356
Income before income taxes	$727,208	$1,038,313	$131,316	$787,879

The provision for income taxes consisted of:

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Current:
Federal	$12,926	$89,309	$(24,251)	$502,612
Foreign	157,052	115,332	25,724	94,370
State	2,583	11,229	(3,067)	3,471
	172,561	215,870	(1,594)	600,453
Deferred:
Federal and state	38,511	(48,000)	(7,117)	(77,820)
Foreign	(113,010)	17	11,052	(2,824)
	(74,499)	(47,983)	3,935	(80,644)
Income taxes	$98,062	$167,887	$2,341	$519,809

VF Corporation Fiscal 2020 Form 10-K F-44

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

On May 19, 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act"). Provisions of the Swiss Tax Act were enacted for Swiss federal purposes during the second quarter of Fiscal 2020, and later enacted for certain cantons during the fourth quarter. These provisions resulted in adjustments to deferred tax assets and liabilities such that a net tax benefit of $93.6 million was recorded for the year ended March 2020.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("U.S. Tax Act"). In response to the complexities and ambiguity surrounding the U.S. Tax Act, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 ("SAB 118") to provide companies with relief around the initial accounting for the U.S. Tax Act, providing a one-year measurement period for companies to analyze and finalize accounting for the Tax Act.
VF finalized its accounting for the U.S. Tax Act during the one-year measurement period under SAB 118 and recognized additional net charges of $18.2 million, resulting in a cumulative net charge of $483.7 million. The measurement period adjustments included $5.1 million of net tax benefit recognized in the three months ended March 2018 and $23.3 million of net tax expense recognized during the year ended March 2019.
On January 15, 2019 final regulations under Section 965 related to the transition tax were released. After analyzing these regulations, the Company recorded an additional net charge of $13.9 million during the year ended March 2019, primarily comprised of $20.7 million tax expense related to transition tax and a net tax benefit of $6.8 million related to a reduction in unrecognized tax benefits as a result of the final regulations.
The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. At March 28, 2020, a noncurrent income tax payable of approximately $372.3 million attributable to the transition tax is reflected in the other liabilities line item of the Consolidated Balance Sheet.
The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense reported in the consolidated financial statements are as follows:

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Tax at federal statutory rate	$152,714	$218,046	$27,576	$275,757
State income taxes, net of federal tax benefit	14,363	12,594	(7,031)	10,660
Foreign rate differences	(22,038)	(74,528)	(5,252)	(159,599)
Tax reform	(93,598)	37,262	(5,107)	465,501
Goodwill impairment	45,613	—	—	—
Capital losses	—	—	—	(67,032)
Valuation allowances (federal)	—	—	977	37,296
Stock compensation (federal)	(12,245)	(21,614)	(8,843)	(19,883)
Other	13,253	(3,873)	21	(22,891)
Income taxes	$98,062	$167,887	$2,341	$519,809

Income tax expense includes tax benefits of $13.4 million, $6.3 million, $9.8 million and $10.1 million in the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017, respectively, from favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.
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
In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction that will expire as of the end of June 2020. This lower rate, when compared with

F-45 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

the country’s statutory rate, resulted in income tax reductions of $15.3 million ($0.04 per diluted share) in the year ended March 2020, $15.7 million ($0.04 per diluted share) in the year ended

March 2019, $7.5 million ($0.02 per diluted share) in the three months ended March 2018 and $17.8 million ($0.04 per diluted share) in the year ended December 2017.
Deferred income tax assets and liabilities consisted of the following:

(In thousands)	March 2020	March 2019
Deferred income tax assets:
Inventories	$19,153	$16,292
Deferred compensation	32,715	39,317
Other employee benefits	31,814	58,908
Stock compensation	28,894	30,441
Lease liability	270,669	—
Other accrued expenses	87,384	102,240
Capital loss carryforwards	15,704	19,066
Operating loss carryforwards	221,584	219,774
Gross deferred income tax assets	707,917	486,038
Valuation allowances	(172,912)	(177,987)
Net deferred income tax assets	535,005	308,051
Deferred income tax liabilities:
Depreciation	49,748	21,819
Intangible assets	99,861	218,089
Right-of-use asset	257,843	—
Other deferred tax liabilities	105,588	80,741
Deferred income tax liabilities	513,040	320,649
Net deferred income tax assets (liabilities)	$21,965	$(12,598)
Amounts included in the Consolidated Balance Sheets:
Other assets (Note 11)	$183,336	$95,399
Other liabilities (Note 15)	(161,371)	(107,997)
	$21,965	$(12,598)

At the end of Fiscal 2020, the Company is not asserting indefinite reinvestment with regards to short-term liquid assets of its foreign subsidiaries, as well as certain noncurrent assets that are expected to be converted to liquid assets in the foreseeable future. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested. As of the end of Fiscal 2020, there was $3.9 billion of undistributed earnings of international subsidiaries which have substantially been included for U.S. federal income tax purposes, but if distributed could result in additional U.S. state income or other taxes. The Company has not determined the deferred tax liability associated with these undistributed earnings and basis differences, as such determination is not practicable.
VF has potential tax benefits totaling $213.0 million for foreign operating loss carryforwards, of which $160.3 million have an unlimited carryforward life. In addition, there are $15.7 million of potential tax benefits for federal and state capital loss carryforwards that begin to expire in 2022 and $8.6 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2021 and 2040.
A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $158.4 million for available foreign operating loss carryforwards, $2.7 million for available capital loss carryforwards, $5.4 million for available state operating loss and credit carryforwards, and $6.4 million for other foreign deferred income tax assets. During Fiscal 2020, VF had a net decrease in valuation allowances of $2.5 million related to capital loss carryforwards, a net decrease of $9.7 million related to state operating loss and credit carryforwards and an increase of $7.1 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects.

VF Corporation Fiscal 2020 Form 10-K F-46

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, December 2016	$176,966	$8,709	$185,675
Additions for current year tax positions	28,049	—	28,049
Additions for prior year tax positions	22,968	6,808	29,776
Reductions for prior year tax positions	(22,163)	(279)	(22,442)
Reductions due to statute expirations	(9,028)	(915)	(9,943)
Payments in settlement	(855)	(248)	(1,103)
Currency translation	55	11	66
Balance, December 2017	195,992	14,086	210,078
Additions for current year tax positions	2,012	—	2,012
Additions for prior year tax positions	477	2,340	2,817
Reductions for prior year tax positions	(201)	(3)	(204)
Reductions due to statute expirations	(9,222)	(985)	(10,207)
Payments in settlement	—	—	—
Currency translation	17	2	19
Balance, March 2018	189,075	15,440	204,515
Additions for current year tax positions	8,511	—	8,511
Additions for prior year tax positions	16,211	12,521	28,732
Reductions for prior year tax positions	(18,753)	(467)	(19,220)
Reductions due to statute expirations	(30)	(7)	(37)
Payments in settlement	(6,754)	(919)	(7,673)
Currency translation	(35)	(3)	(38)
Balance, March 2019	188,225	26,565	214,790
Additions for current year tax positions	20,328	—	20,328
Additions for prior year tax positions	3,136	10,029	13,165
Reductions for prior year tax positions	(3,521)	(254)	(3,775)
Reductions due to statute expirations	(11,135)	(1,817)	(12,952)
Payments in settlement	(664)	(146)	(810)
Decrease due to divestiture	(11,619)	(3,723)	(15,342)
Currency translation	(27)	(42)	(69)
Balance, March 2020	$184,723	$30,612	$215,335

(In thousands)	March 2020	March 2019
Amounts included in the Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest and penalties	$215,335	$214,790
Less deferred tax benefits	50,197	40,862
Total unrecognized tax benefits	$165,138	$173,928
The unrecognized tax benefits of $165.1 million at the end of Fiscal 2020, if recognized, would reduce the annual effective tax rate.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2015 have been effectively settled. The examination of Timberland’s 2011 tax return is ongoing.
In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations

F-47 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

for the current and prior years and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next

12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $16.9 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $9.8 million of which would reduce income tax expense.
NOTE 20 — REPORTABLE SEGMENT INFORMATION

The chief operating decision maker allocates resources and assesses performance based on a global brand view which represents VF's operating segments. The operating segments have been evaluated and combined into reportable segments because they have met the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. Based on this assessment, the Company's reportable segments have been identified as: Outdoor, Active and Work.
Below is a description of VF's reportable segments and the brands included within each:

REPORTABLE SEGMENT	BRANDS
Outdoor - Outdoor apparel, footwear and equipment	The North Face®
Timberland®
Icebreaker®
Smartwool®
Altra®
Active - Active apparel, footwear and accessories	Vans®
Kipling®
Napapijri®
Eastpak®
JanSport®
Eagle Creek®
Work - Work and work-inspired lifestyle apparel and footwear	Dickies®
Timberland PRO®
Other - included in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other includes results related to the sale of non-VF products and transition services primarily related to the sale of the Nautica® brand business.

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders. In doing so, it evaluates whether changes may need to be made to our internal reporting structure to better support and assess the operations of our business going forward. If changes are made, we will assess the resulting effect on our reportable segments, operating segments and reporting units, if any.
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
Segment assets, for internal management purposes, are those used directly in or resulting from the operations of each business, which are accounts receivable and inventories. Segment assets included in the Other category represent balances related to transition services and other corporate activities, and are provided for purposes of reconciliation as the Other category is not considered a reportable segment. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the chief operating decision maker at the segment level.

VF Corporation Fiscal 2020 Form 10-K F-48

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

Financial information for VF’s reportable segments is as follows:

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Segment revenues:
Outdoor	$4,643,956	$4,649,024	$888,039	$4,208,958
Active	4,919,427	4,721,792	1,071,598	3,791,737
Work	886,419	885,748	221,909	393,989
Other	38,754	10,323	—	—
Total segment revenues	$10,488,556	$10,266,887	$2,181,546	$8,394,684
Segment profit:
Outdoor	$516,089	$544,425	$44,673	$537,543
Active	1,136,821	1,125,709	237,620	805,843
Work	50,383	67,379	11,546	42,612
Other	(6,485)	3,244	—	—
Total segment profit	1,696,808	1,740,757	293,839	1,385,998
Impairment of goodwill	(323,223)	—	—	—
Corporate and other expenses (a)	(514,430)	(609,714)	(139,941)	(509,147)
Interest expense, net	(72,175)	(92,730)	(22,582)	(88,972)
Loss on debt extinguishment	(59,772)	—	—	—
Income from continuing operations before income taxes	$727,208	$1,038,313	$131,316	$787,879

(a)
Certain corporate overhead and other costs of $25.2 million, $105.7 million, $33.6 million and $120.4 million during the years ended March 2020 and March 2019, the three months ended March 2018 and the year ended December 2017, respectively, previously allocated to the Work segment and the former Jeans, Sportswear, Imagewear and Outdoor & Action Sports segments for segment reporting purposes, have been reallocated to continuing operations as discussed in Note 4.

(In thousands)	March 2020	March 2019
Segment assets:
Outdoor	$1,182,148	$1,108,274
Active	1,013,154	981,033
Work	375,653	356,119
Other	31,008	100,301
Total segment assets	2,601,963	2,545,727
Cash and equivalents	1,369,028	402,226
Property, plant and equipment, net	954,406	876,093
Intangible assets and goodwill	3,010,564	3,399,141
Operating lease right-of-use assets	1,273,514	—
Other assets	1,312,637	1,194,094
Assets of discontinued operations	611,139	1,939,504
Consolidated assets	$11,133,251	$10,356,785

F-49 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Depreciation and amortization expense:
Outdoor	$91,657	$82,259	$16,998	$86,838
Active	80,562	73,395	18,953	70,219
Work	14,856	21,492	7,524	7,219
Corporate	80,544	78,583	16,119	74,044
	$267,619	$255,729	$59,594	$238,320

Supplemental information (with revenues by geographic area based on the origin of the shipment) is as follows:

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Total revenues:
U.S.	$5,520,317	$5,346,225	$1,018,024	$4,311,104
Foreign, primarily Europe	4,968,239	4,920,662	1,163,522	4,083,580
	$10,488,556	$10,266,887	$2,181,546	$8,394,684
Property, plant and equipment:
U.S.	$608,058	$493,531
Foreign, primarily Europe	346,348	382,562
	$954,406	$876,093

No single customer accounted for 10% or more of the Company’s total revenues in the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017.

VF Corporation Fiscal 2020 Form 10-K F-50

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 21 — COMMITMENTS AND CONTINGENCIES
Commitments
VF is obligated under noncancelable operating leases. Refer to Note 10 for additional information related to future lease payments.
VF has entered into licensing agreements that provide VF rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized in cost of goods sold in the Consolidated Statements of Income. Certain of these agreements contain minimum advertising requirements. Future minimum advertising payments are $16.2 million, $7.3 million, $4.3 million, $2.2 million and $1.7 million for fiscal years 2021 through 2025, respectively, and $7.1 million thereafter.
In the ordinary course of business, VF has entered into purchase commitments for finished products, raw materials and contract production. Total payments required under these agreements are $1.7 billion, $12.1 million, $10.1 million and $9.4 million for fiscal years 2021 through 2024, respectively, and no commitments thereafter.
VF has entered into commitments for (i) capital spending, (ii) service and maintenance agreements related to its management information systems, and (iii) advertising. Future payments under these agreements are $249.0 million, $84.3 million, $49.6 million, $6.7 million and $4.6 million for fiscal years 2021 through 2025, respectively, and $0.3 million thereafter.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $107.5 million as of March 2020. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.
Contingencies
The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing in dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $158 million. Further, this timing matter is impacted by the U.S. Tax Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 22 — EARNINGS PER SHARE

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands, except per share amounts)	2020	2019	2018	2017
Earnings per share — basic:
Income from continuing operations	$629,146	$870,426	$128,975	$268,070
Weighted average common shares outstanding	395,411	395,189	395,253	399,223
Earnings per share from continuing operations	$1.59	$2.20	$0.33	$0.67
Earnings per share — diluted:
Income from continuing operations	$629,146	$870,426	$128,975	$268,070
Weighted average common shares outstanding	395,411	395,189	395,253	399,223
Incremental shares from stock options and other dilutive securities	4,525	5,307	6,023	4,336
Adjusted weighted average common shares outstanding	399,936	400,496	401,276	403,559
Earnings per share from continuing operations	$1.57	$2.17	$0.32	$0.66

Outstanding options to purchase 1.5 million, 0.5 million and 6.9 million shares of Common Stock were excluded from the calculations of diluted earnings per share in the years ended March 2020, March 2019 and December 2017, respectively, because the effect of their inclusion would have been antidilutive to those years. For the three months ended March 2018, all outstanding options to purchase shares were dilutive and included in the calculation of diluted earnings per share. In addition, 0.6 million and 0.8 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share in the years ended March 2020 and 2019, respectively, and 0.9 million shares were excluded in each of the three months ended March 2018 and the year ended December 2017 because these units were not considered to be contingent outstanding shares.

F-51 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 23 — FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2020
Financial assets:
Cash equivalents:
Money market funds	$1,211,887	$1,211,887	$—	$—
Time deposits	1,932	1,932	—	—
Derivative financial instruments	91,834	—	91,834	—
Investment securities	105,706	105,706	—	—
Financial liabilities:
Derivative financial instruments	14,531	—	14,531	—
Deferred compensation	113,289	—	113,289	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2019
Financial assets:
Cash equivalents:
Money market funds	$248,560	$248,560	$—	$—
Time deposits	8,257	8,257	—	—
Derivative financial instruments	92,771	—	92,771	—
Investment securities	186,698	176,209	10,489	—
Financial liabilities:
Derivative financial instruments	22,337	—	22,337	—
Deferred compensation	199,336	—	199,336	—
The amounts reported in the table above for the prior period have not been segregated between continuing and discontinued operations. The March 2019 balances include $50.8 million of deferred compensation liabilities and associated assets related to the Jeans business, which were transferred in connection with the spin-off.

(a)	There were no transfers among the levels within the fair value hierarchy during the years ended March 2020 or 2019.

VF’s cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. Investment securities are held in VF’s deferred compensation plans as an economic hedge of the related deferred compensation liabilities (Note 16). These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets, and as of March 2019, also included a separately managed fixed-income fund (Level 2) with underlying investments that are valued based on quoted prices for similar assets in active markets or

VF Corporation Fiscal 2020 Form 10-K F-52

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

quoted prices in inactive markets for identical assets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2020 and 2019, their carrying values approximated their fair values. Additionally, at March 2020 and 2019, the carrying values of VF’s long-term debt, including the current portion, were $2,609.3 million and $2,121.1 million, respectively, compared with fair values of $2,672.9 million and $2,318.6 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, lease right-of-use assets, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event an impairment is required, the asset is adjusted to fair value, using market-based assumptions.
The Company recorded $14.6 million, $6.0 million and $17.2 million of impairments in the years ended March 2020 and 2019 and the year ended December 2017, respectively, related to retail store assets, associated lease right-of-use assets and other fixed assets. These impairments are recorded in the selling, general and administrative expenses line item in the Consolidated Statements of Income. There were no significant impairment charges during the three months ended March 2018.
During the three months ended September 28, 2019, management performed a quantitative impairment analysis of the Timberland reporting unit goodwill and indefinite-lived trademark intangible asset. Based on the analysis, management concluded that the goodwill and indefinite-lived trademark intangible asset were not impaired.
Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of Fiscal 2020. Management performed a quantitative analysis of the Timberland and Altra reporting unit goodwill and indefinite-lived trademark intangible assets. A qualitative analysis was performed for all other reporting units and indefinite-lived trademark intangible assets. No impairment charges of goodwill or indefinite-lived trademark intangible assets were recorded as a result of the annual impairment testing completed as of the beginning of the fourth quarter of Fiscal 2020.
As of March 28, 2020, management determined that the unfavorable projected financial impact of the COVID-19 pandemic was a triggering event that required management to perform quantitative impairment analyses over the Timberland, Altra and Icebreaker reporting unit goodwill and indefinite-lived trademark intangible assets. A goodwill impairment charge of $323.2 million was recorded in the year ended March 2020 related to the Timberland reporting unit. No other impairment charges were recorded as a result of the impairment testing completed as of March 28, 2020.
See Critical Accounting Policies and Estimates within Management's Discussion and Analysis for additional discussion regarding non-recurring fair value measurements during the year ended March 2020.
No impairment charges of goodwill or intangible assets were recorded in the year ended March 2019, the three months ended March 2018 or the year ended December 2017 for VF's continuing operations.
Our impairment testing of goodwill, trademarks and customer relationship intangible assets utilizes significant unobservable inputs (Level 3) to determine fair value.
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
Management’s revenue and profitability forecasts used in the reporting unit and intangible asset valuations were developed in conjunction with management’s strategic plan review, and our resulting revised outlook for business performance, and considered recent performance and trends, including the projected impact of the COVID-19 pandemic, strategic initiatives and industry trends. Assumptions used in the valuations are similar to those that would be used by market participants performing independent valuations of these businesses.

F-53 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 24 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.6 billion and $2.8 billion at March 2020 and 2019, respectively, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Mexican peso, Swiss franc, South Korean won, Swedish krona, Japanese yen, Polish zloty and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2020	March 2019	March 2020	March 2019
Foreign currency exchange contracts designated as hedging instruments	$78,298	$92,356	$(12,682)	$(21,798)
Foreign currency exchange contracts not designated as hedging instruments	13,536	415	(1,849)	(539)
Total derivatives	$91,834	$92,771	$(14,531)	$(22,337)

VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. If VF were to offset and record the asset and liability balances of its foreign exchange forward contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of March 2020 and 2019 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	March 2020		March 2019
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$91,834	$(14,531)	$92,771	$(22,337)
Gross amounts not offset in the Consolidated Balance Sheets	(14,393)	14,393	(22,274)	22,274
Net amounts	$77,441	$(138)	$70,497	$(63)

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	March 2020	March 2019
Other current assets	$71,784	$83,582
Accrued liabilities (Note 13)	(11,378)	(18,590)
Other assets (Note 11)	20,050	9,189
Other liabilities (Note 15)	(3,153)	(3,747)

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands) Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI
	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

	2020	2019	2018	2017
Foreign currency exchange	$100,336	$156,513	$(25,530)	$(138,716)

VF Corporation Fiscal 2020 Form 10-K F-54

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

	Gain (Loss) Reclassified from Accumulated OCI into Income
(In thousands)	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

Location of Gain (Loss)	2020	2019	2018	2017
Net revenues	$(18,076)	$1,774	$4,948	$33,641
Cost of goods sold	94,376	(20,686)	(13,286)	610
Selling, general and administrative expenses	5,084	(4,772)	(1,981)	(3,610)
Other income (expense), net	10,304	355	(2,427)	(1,851)
Interest expense	(13,177)	(5,012)	(1,214)	(4,723)
Total	$78,511	$(28,341)	$(13,960)	$24,067

Derivative Contracts Not Designated as Hedges
VF uses derivative contracts to manage foreign currency exchange risk on third-party accounts receivable and payable, as well as intercompany borrowings. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. As a result of the COVID-19 pandemic and actions expected to be taken by the Company, certain derivative contracts were de-designated as hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCI and recognized a $9.8 million net gain during the three months ended March 2020, of which a $10.8 million gain was recorded in cost of goods sold and a $1.0 million loss was recorded in net revenues.
Foreign currency exchange contracts not designated as hedges as of March 2020 also include contracts still owned by VF that are related to the former Jeans business. In connection with the spin-off, VF transferred the value of the unrecognized gain on these contracts to Kontoor Brands.
The changes in fair value of derivative contracts not designated as hedges that have been recognized as gains or losses in VF's Consolidated Statements of Income were not material for the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017.
Other Derivative Information
At March 2020, accumulated OCI included $60.2 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. In connection with the full redemption of the aggregate principal amount of the outstanding 2021 notes in March 2020, the remaining pre-tax net deferred loss of $8.5 million was recorded in the interest expense line item in the Consolidated Statement of Income. The remaining pre-tax net deferred gain, associated with the 2033 notes, in accumulated OCI was $1.4 million at March 2020, which will be reclassified into interest expense in the Consolidated Statements of Income over the remaining terms of the associated debt instrument. During the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017, VF reclassified $13.2 million, $5.0 million, $1.2 million and $4.7 million, respectively, of net deferred losses from accumulated OCI into interest expense. VF expects to reclassify $0.1 million to interest expense during the next 12 months.
Net Investment Hedge
The Company has designated its €1.850 billion of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the years ended March 2020 and 2019, the three months ended March 2018 and the year ended December 2017, the Company recognized an after-tax loss of $8.8 million, an after-tax gain of $69.5 million, an after-tax loss of $19.2 million and an after-tax loss of $92.9 million, respectively, in OCI related to the net investment hedge transaction. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.

F-55 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 25 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended March		Three Months Ended March (Transition Period)	Year Ended December

(In thousands)	2020	2019	2018	2017
Income taxes paid, net of refunds (a)	$286,819	$359,821	$105,635	$331,194
Interest paid, net of amounts capitalized	76,540	102,749	13,553	99,939
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	58,410	28,181	20,419	25,088
Computer software costs included in accounts payable or accrued liabilities	14,844	14,586	21,112	22,419

(a)	Includes both continuing and discontinued operations.
NOTE 26 — RESTRUCTURING

The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits.
Of the $31.8 million of restructuring charges recognized in the year ended March 2020, $12.4 million were reflected in selling, general and administrative expenses and $19.4 million in cost of goods sold. Of the $63.1 million of restructuring charges recognized in the year ended March 2019, $48.5 million were reflected in selling, general and administrative expenses and $14.6 million in cost of goods sold. Of the $11.5 million of restructuring charges recognized in the three months ended March 2018, $7.4 million were reflected in selling, general and administrative expenses and

$4.1 million in cost of goods sold. Of the $16.2 million of restructuring charges recognized in the year ended December 2017, $11.6 million were reflected in selling, general and administrative expenses and $4.6 million in cost of goods sold.
The Company did not recognize significant incremental costs related to the actions for the year ended March 2019 and has completed most of the related restructuring activities as of March 2020. Of the total restructuring accrual at March 2020, $40.5 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $0.4 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

(In thousands)	Year Ended March 2020 Charges	Year Ended March 2019 Charges	Three Months Ended March 2018 Charges	Year Ended December 2017 Charges
Severance and employee-related benefits	$21,899	$46,724	$11,472	$11,723
Asset impairments	5,211	4,109	—	—
Inventory write-downs	1,119	2,171	—	—
Contract termination and other	3,618	10,092	—	4,436
Total restructuring charges	$31,847	$63,096	$11,472	$16,159

Restructuring costs by business segment are as follows:

(In thousands)	Year Ended March 2020 Charges	Year Ended March 2019 Charges	Three Months Ended March 2018 Charges	Year Ended December 2017 Charges
Outdoor	$7,094	$38,952	$4,550	$10,393
Active	3,210	13,579	—	2,400
Work	2,193	5,587	6,922	—
Corporate	19,350	4,978	—	3,366
Total	$31,847	$63,096	$11,472	$16,159

VF Corporation Fiscal 2020 Form 10-K F-56

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

The activity in the restructuring accrual is as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2018	$27,407	$444	$27,851
Charges	46,724	10,092	56,816
Retained discontinued operations accruals	13,808	4,849	18,657
Cash payments and settlements	(26,054)	(4,248)	(30,302)
Adjustments to accruals	(5,396)	100	(5,296)
Impact of foreign currency	(271)	(235)	(506)
Accrual at March 2019	56,218	11,002	67,220
Charges	21,899	3,618	25,517
Cash payments and settlements	(39,728)	(11,997)	(51,725)
Adjustments to accruals	2,181	1,159	3,340
Impact of foreign currency	(2,518)	(894)	(3,412)
Accrual at March 2020	$38,052	$2,888	$40,940

The Company has incurred costs associated with the relocation of VF's global headquarters and certain brands to Denver, Colorado. The total amount of charges recognized for the years ended March 2020 and 2019 were $41.5 million and $47.4 million, respectively, of which $18.8 million for the year ended March 2019 relates to severance and employee-related benefits and is included in the tables above. The remaining amounts for the years ended March 2020 and 2019 relate to other relocation costs, the majority of which have been paid.
NOTE 27 — SUBSEQUENT EVENTS

On May 12, 2020, VF’s Board of Directors declared a quarterly cash dividend of $0.48 per share, payable on June 22, 2020 to shareholders of record on June 10, 2020. The Board of Directors also granted approximately 1,600,000 stock options, 300,000 nonperformance-based RSUs and 50,000 shares of restricted VF Common Stock at market value.
Revolving Credit Facility
In response to the unknown duration and overall impact of the global COVID-19 outbreak, to enhance VF's financial flexibility and liquidity, on April 9, 2020, VF elected to draw down $1.0 billion available from its $2.25 billion Global Credit Facility that expires in December 2023.
On April 20, 2020, VF entered into Amendment No. 1 to its Global Credit Facility that expires December 2023 (the “Amendment”). The Amendment provides for (i) an increase in VF’s consolidated indebtedness to consolidated capitalization ratio financial covenant to 0.70 to 1.00 (from 0.60 to 1.00) from the Amendment Effective Date through the last day of the fiscal quarter ending March 31, 2022, (ii) calculation of consolidated indebtedness (and, thereby consolidated capitalization) net of unrestricted cash of VF and its subsidiaries and (iii) testing of such financial covenant solely as of the last day of each fiscal quarter during such period. In addition, the Amendment requires VF and its subsidiaries to maintain minimum liquidity in the form of unrestricted cash and unused financing commitments of not less than $750.0 million at all times during such period.
Senior Notes Issuance
On April 23, 2020, VF issued senior unsecured notes, as outlined in the table below:

(Dollars in thousands)
Scheduled Maturity	Aggregate Principal	Interest Rate	Interest Payments
Senior Notes due April 23, 2022	$1,000,000	2.050%	Semiannually
Senior Notes due April 23, 2025	750,000	2.400%	Semiannually
Senior Notes due April 23, 2027	500,000	2.800%	Semiannually
Senior Notes due April 23, 2030	750,000	2.950%	Semiannually
Total Issuance	$3,000,000

The net proceeds received by VF, after deducting the underwriting discount and estimated offering expenses payable by VF, were approximately $2.98 billion. VF used a portion of the net proceeds from this offering to repay borrowings under its Global Credit Facility and intends to use the remaining net proceeds for general corporate purposes.

F-57 VF Corporation Fiscal 2020 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

NOTE 28 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	First Quarter (a) (b) (c)	Second Quarter (a) (b) (c) (h)	Third Quarter (a) (b) (c) (f)	Fourth Quarter (a) (c) (d) (e) (g) (h)	Full Year
Year Ended March 2020
Net revenues	$2,050,654	$3,179,758	$3,155,723	$2,102,421	$10,488,556
Operating income (loss)	95,965	548,562	540,039	(256,761)	927,805
Income (loss) from continuing operations	65,273	625,377	421,582	(483,086)	629,146
Income (loss) from discontinued operations, net of tax	(16,052)	23,624	43,421	(690)	50,303
Net income (loss)	$49,221	$649,001	$465,003	$(483,776)	$679,449
Earnings (loss) per common share - basic (m)
Continuing operations	$0.16	$1.57	$1.06	$(1.23)	$1.59
Discontinued operations	(0.04)	0.06	0.11	—	0.13
Total earnings (loss) per common share - basic	$0.12	$1.63	$1.17	$(1.24)	$1.72
Earnings (loss) per common share - diluted (m)
Continuing operations	$0.16	$1.55	$1.05	$(1.22)	$1.57
Discontinued operations	(0.04)	0.06	0.11	—	0.13
Total earnings (loss) per common share - diluted	$0.12	$1.61	$1.16	$(1.22)	$1.70
Dividends per common share	$0.51	$0.43	$0.48	$0.48	$1.90
(In thousands, except per share amounts)	First Quarter (i) (l)	Second Quarter (i) (j) (l)	Third Quarter (i) (j) (l)	Fourth Quarter (i) (j) (k) (l)	Full Year
Year Ended March 2019
Net revenues	$1,924,421	$3,001,760	$2,983,297	$2,357,409	$10,266,887
Operating income	76,543	510,736	476,543	126,360	1,190,182
Income from continuing operations	29,409	390,563	374,833	75,621	870,426
Income from discontinued operations, net of tax	130,949	116,558	88,676	53,183	389,366
Net income	$160,358	$507,121	$463,509	$128,804	$1,259,792
Earnings per common share - basic (m)
Continuing operations	$0.07	$0.99	$0.95	$0.19	$2.20
Discontinued operations	0.33	0.29	0.22	0.13	0.99
Total earnings per common share - basic	$0.41	$1.28	$1.17	$0.33	$3.19
Earnings per common share - diluted (m)
Continuing operations	$0.07	$0.97	$0.94	$0.19	$2.17
Discontinued operations	0.33	0.29	0.22	0.13	0.97
Total earnings per common share - diluted	$0.40	$1.26	$1.16	$0.32	$3.15
Dividends per common share	$0.46	$0.46	$0.51	$0.51	$1.94

(a)
VF recorded transaction and deal-related costs of $12.8 million ($9.7 million after-tax), $9.5 million ($6.8 million after-tax) and $0.1 million ($0.1 million after-tax) during the three months ended June 29, 2019, September 28, 2019 and March 28, 2020, respectively. The three months ended December 28, 2019 include an adjustment to tax expense of $10.2 million associated with the loss on sale for the divestiture of the Reef® brand. Full year transaction and deal-related costs totaled $22.4 million ($26.8 million after-tax). Transaction and deal-related costs include acquisition, integration and other costs related to the acquisitions of Icebreaker® and Altra® brands and separation and related expenses associated with the spin-off of the Jeans business and anticipated sale of the Occupational Workwear business that did not meet the criteria for discontinued operations.

(b)
VF recorded relocation costs of $15.0 million ($11.2 million after-tax), $15.7 million ($11.7 million after-tax) and $10.8 million ($8.0 million after-tax) during the three months ended June 29, 2019, September 28, 2019 and December 28, 2019, respectively. Full year relocation costs totaled $41.5 million ($30.9 million after-tax). Relocation costs primarily include costs associated with the relocation of VF's global headquarters and certain brands to Denver, Colorado.

(c)
VF recorded costs and operating results of jeanswear wind down activities in South America post the separation of Kontoor Brands and costs related to specified strategic business decisions to cease operations in Argentina and planned business model changes in certain other countries in South America, which totaled $2.0 million ($1.7 million after-tax), $2.2 million ($2.0 million after-tax), $5.4 million ($5.2 million after-tax) and $3.0 million ($3.2 million after-tax), during the three months ended June 29, 2019, September 28, 2019, December 28, 2019 and March 28, 2020, respectively. Full year specified strategic business costs totaled $12.6 million ($12.1 million after-tax). The three months ended March 28, 2020 also included a $48.3 million noncash non-operating charge related to the release of certain currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America.

(d)
VF recorded $17.3 million ($17.3 million after-tax) of costs related to cost optimization activity indirectly related to the strategic review of the Occupational Workwear business in the three months ended March 28, 2020.

(e)	VF recognized a noncash goodwill impairment charge related to the Timberland reporting unit of $323.2 million ($322.9 million after-tax) during the three months ended March 28, 2020.

(f)
VF recorded a pension settlement charge of $22.9 million ($17.1 million after-tax) as a result of actions taken to reduce risk, volatility and the liability associated with VF's U.S. pension plan during the three months ended December 28, 2019.

VF Corporation Fiscal 2020 Form 10-K F-58

VF CORPORATION
Notes to Consolidated Financial Statements
March 2020

(g)
VF recognized a total impact of debt extinguishment of $68.2 million ($56.9 million after-tax) during the three months ended March 28, 2020 as a result of the premiums, amortization and fees associated with cash tender offers for VF's outstanding 2033 and 2037 notes and the full redemption of VF's outstanding 2021 notes.

(h)
VF recorded a net tax benefit of $164.4 million and net tax expense of $70.8 million during the three months ended September 28, 2019 and March 28, 2020, respectively, related to the Swiss Tax Act. Full year impact of the Swiss Tax Act resulted in a net tax benefit of $93.6 million.

(i)
VF recorded transaction and deal-related costs of $16.0 million ($13.3 million after-tax), $37.3 million ($33.6 million after-tax), $11.8 million ($8.7 million after-tax) and $11.1 million ($8.6 million after-tax) during the three months ended June 30, 2018, September 29, 2018, December 29, 2018 and March 30, 2019, respectively. Full year transaction and deal-related costs totaled $76.2 million ($64.2 million after-tax). Transaction and deal-related costs include acquisition and integration costs related to the acquisitions of Williamson-Dickie and the Icebreaker® and Altra® brands, and divestiture costs related to the sale of the Reef® brand business. The costs also include separation and related expenses associated with the spin-off of the Jeans business that did not meet the criteria for discontinued operations and non-operating losses on sale related primarily to the divestitures of the Reef® brand and Van Moer business.

(j)
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

(k)
VF recorded costs related to strategic business decisions to cease operations in Argentina and planned business model changes in certain other countries in South America, which totaled $11.4 million ($11.3 million after-tax) during the three months ended March 30, 2019.

(l)
VF recorded a net tax benefit of $2.8 million, net tax expense of $15.8 million, net tax expense of $10.4 million and net tax expense of $13.9 million during the three months ended June 30, 2018, September 29, 2018, December 29, 2018 and March 30, 2019, respectively, related to measurement period adjustments related to the provisional net charge and subsequent adjustments related to published U.S. Tax Act regulations. Full year impact of the U.S. Tax Act resulted in net tax expense of $37.3 million.

(m)
Per share amounts are computed independently for each quarter presented using unrounded numbers. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
(In thousands)
Year Ended March 2020
Allowance for doubtful accounts	$19,009	$32,927	$—		$14,837	(a)	$37,099
Valuation allowance for deferred income tax assets	$177,987	—	—		5,075	(b)	$172,912
Year Ended March 2019
Allowance for doubtful accounts	$19,059	16,280	—		16,330	(a)	$19,009
Valuation allowance for deferred income tax assets	$217,451	—	—		39,464	(b)	$177,987
Three Months Ended March 2018
Allowance for doubtful accounts	$22,126	2,264	—		5,331	(a)	$19,059
Other accounts receivable allowances	$166,241	343,239	—		359,238	(c)	$150,242
Valuation allowance for deferred income tax assets	$216,584	—	867	(d)	—		$217,451
Year Ended December 2017
Allowance for doubtful accounts	$20,013	16,798	—		14,685	(a)	$22,126
Other accounts receivable allowances	$119,843	1,189,700	—		1,143,302	(c)	$166,241
Valuation allowance for deferred income tax assets	$110,220	—	106,364	(d)	—		$216,584

(a)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(b)	Deductions relate to changes in circumstances which increase the amount of deferred income tax assets that will, more likely than not, be realized, and the effects of foreign currency translation.

(c)	Deductions include discounts, markdowns and returns, and the effects of foreign currency translation.

(d)	Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized and the effects of foreign currency translation.

F-59 VF Corporation Fiscal 2020 Form 10-K