Form 10-Q
period 2020-09-26
V F CORP
filed 2020-10-28
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 24, 2020, there were 390,004,212 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2020	March 2020	September 2019
ASSETS
Current assets
Cash and equivalents	$1,877,398	$1,369,028	$469,912
Accounts receivable, less allowance for doubtful accounts of: September 2020 - $36,121; March 2020 - $37,099; September 2019 - $19,930	1,606,479	1,308,051	1,881,374
Inventories	1,434,843	1,293,912	1,590,027
Short-term investments	800,000	—	—
Other current assets	408,809	444,886	391,678
Current assets of discontinued operations	552,677	611,139	442,216
Total current assets	6,680,206	5,027,016	4,775,207
Property, plant and equipment, net	933,990	954,406	832,237
Intangible assets, net	1,851,093	1,854,545	1,857,868
Goodwill	1,173,514	1,156,019	1,479,755
Operating lease right-of-use assets	1,385,121	1,273,514	1,231,638
Other assets	917,342	867,751	905,993
Other assets of discontinued operations	—	—	187,657
TOTAL ASSETS	$12,941,266	$11,133,251	$11,270,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$13,237	$1,228,812	$484,321
Current portion of long-term debt	1,127	1,018	4,986
Accounts payable	450,109	407,021	483,207
Accrued liabilities	1,505,703	1,260,252	1,331,495
Current liabilities of discontinued operations	114,356	126,781	100,329
Total current liabilities	2,084,532	3,023,884	2,404,338
Long-term debt	5,679,440	2,608,269	2,090,922
Operating lease liabilities	1,129,840	1,020,651	997,456
Other liabilities	1,102,216	1,123,113	1,106,791
Other liabilities of discontinued operations	—	—	23,229
Total liabilities	9,996,028	7,775,917	6,622,736
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2020, March 2020 or September 2019	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2020 - 389,964,718; March 2020 - 388,812,158; September 2019 - 398,865,790	97,491	97,203	99,716
Additional paid-in capital	3,852,358	4,183,780	4,072,640
Accumulated other comprehensive income (loss)	(959,658)	(930,958)	(930,725)
Retained earnings (accumulated deficit)	(44,953)	7,309	1,405,988
Total stockholders’ equity	2,945,238	3,357,334	4,647,619
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,941,266	$11,133,251	$11,270,355

See notes to consolidated financial statements.
3 VF Corporation Q2 FY21 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2020	2019	2020	2019
Net revenues	$2,608,324	$3,179,758	$3,684,617	$5,230,412
Costs and operating expenses
Cost of goods sold	1,282,406	1,456,317	1,789,357	2,352,601
Selling, general and administrative expenses	1,005,970	1,174,879	1,822,121	2,233,284
Total costs and operating expenses	2,288,376	2,631,196	3,611,478	4,585,885
Operating income	319,948	548,562	73,139	644,527
Interest income	3,176	4,424	4,489	10,968
Interest expense	(34,107)	(20,810)	(63,369)	(42,937)
Other income (expense), net	4,644	(1,771)	(33,543)	3,783
Income (loss) from continuing operations before income taxes	293,661	530,405	(19,284)	616,341
Income tax expense (benefit)	50,415	(94,972)	15,212	(74,309)
Income (loss) from continuing operations	243,246	625,377	(34,496)	690,650
Income from discontinued operations, net of tax	13,476	23,624	5,605	7,572
Net income (loss)	$256,722	$649,001	$(28,891)	$698,222
Earnings (loss) per common share - basic
Continuing operations	$0.62	$1.57	$(0.09)	$1.74
Discontinued operations	0.03	0.06	0.01	0.02
Total earnings (loss) per common share - basic	$0.66	$1.63	$(0.07)	$1.76
Earnings (loss) per common share - diluted
Continuing operations	$0.62	$1.55	$(0.09)	$1.72
Discontinued operations	0.03	0.06	0.01	0.02
Total earnings (loss) per common share - diluted	$0.66	$1.61	$(0.07)	$1.74
Weighted average shares outstanding
Basic	389,219	397,751	388,957	397,239
Diluted	391,180	402,261	390,986	402,088

See notes to consolidated financial statements.
VF Corporation Q2 FY21 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands)	2020	2019	2020	2019
Net income (loss)	$256,722	$649,001	$(28,891)	$698,222
Other comprehensive income (loss)
Foreign currency translation and other
Losses arising during the period	(33,483)	(70,473)	(29,629)	(57,644)
Reclassification of foreign currency translation losses	—	—	42,364	—
Income tax effect	18,582	(8,912)	24,837	(5,969)
Defined benefit pension plans
Current period actuarial losses	(8,853)	(14,610)	(8,853)	(14,610)
Amortization of net deferred actuarial losses	2,898	4,014	5,761	8,033
Amortization of deferred prior service costs (credits)	(17)	12	(34)	25
Reclassification of net actuarial loss from settlement charge	572	519	572	519
Income tax effect	386	2,207	722	499
Derivative financial instruments
Gains (losses) arising during the period	(39,731)	51,396	(47,326)	66,170
Income tax effect	7,197	(7,048)	8,727	(10,922)
Reclassification of net gains realized	(11,379)	(23,688)	(31,659)	(34,183)
Income tax effect	1,711	3,244	5,818	6,000
Other comprehensive income (loss)	(62,117)	(63,339)	(28,700)	(42,082)
Comprehensive income (loss)	$194,605	$585,662	$(57,591)	$656,140

See notes to consolidated financial statements.
5 VF Corporation Q2 FY21 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(28,891)	$698,222
Income from discontinued operations, net of tax	5,605	7,572
Income (loss) from continuing operations, net of tax	(34,496)	690,650
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	138,853	125,159
Reduction in the carrying amount of right-of-use assets	205,635	186,327
Stock-based compensation	26,113	70,146
Provision for doubtful accounts	15,727	5,767
Pension expense less than contributions	(7,953)	(6,125)
Other, net	15,852	(99,823)
Changes in operating assets and liabilities:
Accounts receivable	(275,436)	(542,150)
Inventories	(115,515)	(433,360)
Accounts payable	36,019	(169)
Income taxes	(40,770)	(47,964)
Accrued liabilities	161,785	(123,369)
Operating lease right-of-use assets and liabilities	(150,170)	(224,750)
Other assets and liabilities	63,866	26,915
Cash provided (used) by operating activities - continuing operations	39,510	(372,746)
Cash provided by operating activities - discontinued operations	43,298	7,268
Cash provided (used) by operating activities	82,808	(365,478)
INVESTING ACTIVITIES
Purchases of short-term investments	(800,000)	—
Capital expenditures	(112,501)	(104,988)
Software purchases	(38,345)	(24,712)
Other, net	(3,839)	59,558
Cash used by investing activities - continuing operations	(954,685)	(70,142)
Cash used by investing activities - discontinued operations	(2,693)	(7,270)
Cash used by investing activities	(957,378)	(77,412)
FINANCING ACTIVITIES
Net decrease in short-term borrowings	(1,215,575)	(168,421)
Payments on long-term debt	(768)	(2,868)
Payment of debt issuance costs	(21,430)	—
Proceeds from long-term debt	2,996,090	—
Cash dividends paid	(373,638)	(373,604)
Cash received from Kontoor Brands, net of cash transferred of $126.8 million	—	906,148
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	(7,221)	50,659
Cash provided by financing activities	1,377,458	411,914
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(8,082)	(5,385)
Net change in cash, cash equivalents and restricted cash	494,806	(36,361)
Cash, cash equivalents and restricted cash – beginning of year	1,411,322	556,587
Cash, cash equivalents and restricted cash – end of period	$1,906,128	$520,226

Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q2 FY21 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2020	2019
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$1,877,398	$469,912
Other current assets	1,301	2,748
Current assets of discontinued operations	26,846	37,693
Other assets	583	9,873
Total cash, cash equivalents and restricted cash	$1,906,128	$520,226

See notes to consolidated financial statements.
7 VF Corporation Q2 FY21 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 2020
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2020	389,641,245	$97,410	$4,010,817	$(897,541)	$(298,088)	$2,912,598
Net income	—	—	—	—	256,722	256,722
Dividends on Common Stock ($0.48 per share)	—	—	(186,892)	—	—	(186,892)
Stock-based compensation, net	323,473	81	28,433	—	(3,587)	24,927
Foreign currency translation and other	—	—	—	(14,901)	—	(14,901)
Defined benefit pension plans	—	—	—	(5,014)	—	(5,014)
Derivative financial instruments	—	—	—	(42,202)	—	(42,202)
Balance, September 2020	389,964,718	$97,491	$3,852,358	$(959,658)	$(44,953)	$2,945,238

	Three Months Ended September 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2019	397,922,120	$99,481	$3,988,385	$(867,386)	$931,134	$4,151,614
Net income	—	—	—	—	649,001	649,001
Dividends on Common Stock ($0.43 per share)	—	—	—	—	(171,066)	(171,066)
Stock-based compensation, net	943,670	235	84,255	—	(3,081)	81,409
Foreign currency translation and other	—	—	—	(79,385)	—	(79,385)
Defined benefit pension plans	—	—	—	(7,858)	—	(7,858)
Derivative financial instruments	—	—	—	23,904	—	23,904
Balance, September 2019	398,865,790	$99,716	$4,072,640	$(930,725)	$1,405,988	$4,647,619

Continued on next page.
See notes to consolidated financial statements.

VF Corporation Q2 FY21 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended September 2020
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2020	388,812,158	$97,203	$4,183,780	$(930,958)	$7,309	$3,357,334
Net loss	—	—	—	—	(28,891)	(28,891)
Dividends on Common Stock ($0.96 per share)	—	—	(373,638)	—	—	(373,638)
Stock-based compensation, net	1,152,560	288	42,216	—	(23,371)	19,133
Foreign currency translation and other	—	—	—	37,572	—	37,572
Defined benefit pension plans	—	—	—	(1,832)	—	(1,832)
Derivative financial instruments	—	—	—	(64,440)	—	(64,440)
Balance, September 2020	389,964,718	$97,491	$3,852,358	$(959,658)	$(44,953)	$2,945,238

	Six Months Ended September 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2019	396,824,662	$99,206	$3,921,784	$(902,075)	$1,179,601	$4,298,516
Adoption of new accounting standard, ASU 2016-02	—	—	—	—	(2,491)	(2,491)
Adoption of new accounting standard, ASU 2018-02	—	—	—	(61,861)	61,861	—
Net income	—	—	—	—	698,222	698,222
Dividends on Common Stock ($0.94 per share)	—	—	—	—	(373,604)	(373,604)
Stock-based compensation, net	2,041,128	510	150,856	—	(27,393)	123,973
Foreign currency translation and other	—	—	—	(63,613)	—	(63,613)
Defined benefit pension plans	—	—	—	(5,534)	—	(5,534)
Derivative financial instruments	—	—	—	27,065	—	27,065
Spin-off of Jeans Business	—	—	—	75,293	(130,208)	(54,915)
Balance, September 2019	398,865,790	$99,716	$4,072,640	$(930,725)	$1,405,988	$4,647,619

See notes to consolidated financial statements.

9 VF Corporation Q2 FY21 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q2 FY21 Form 10-Q 10

NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 29, 2020 through April 3, 2021 ("Fiscal 2021"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2021. For presentation purposes herein, all references to periods ended September 2020 and September 2019 relate to the fiscal periods ended on September 26, 2020 and September 28, 2019, respectively. References to March 2020 relate to information as of March 28, 2020.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2020 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended September 2020 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2021. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 28, 2020 (“Fiscal 2020 Form 10-K”).
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
NOTE 2 — RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The guidance became effective for VF in the first quarter of Fiscal 2021, but did not have a material impact on VF's consolidated financial statements. As a result of the adoption of this guidance, the following significant accounting policy from the Company’s Fiscal 2020 Form 10-K has been updated:
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
11 VF Corporation Q2 FY21 Form 10-Q

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
NOTE 3 — REVENUES
The following table provides information about accounts receivable, contract assets and contract liabilities:

(In thousands)	September 2020	March 2020	September 2019
Accounts receivable, net	$1,606,479	$1,308,051	$1,881,374
Contract assets (a)	2,573	1,181	2,433
Contract liabilities (b)	44,010	37,498	39,346
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three and six months ended September 2020, the Company recognized $85.1 million and $120.7 million, respectively, of revenue that was included in the contract liability balance during the periods, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
For the three and six months ended September 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
As of September 2020, the Company expects to recognize $55.5 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms, including $9.1 million during the remainder of Fiscal 2021. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of September 2020, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
VF Corporation Q2 FY21 Form 10-Q 12

Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues were affected by economic factors. The wholesale channel includes fees generated from sourcing activities as the customers and point-in-time revenue recognition are similar to other wholesale arrangements.

	Three Months Ended September 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$823,954	$664,868	$208,902	$—	$1,697,724
Direct-to-consumer	329,661	530,231	40,028	164	900,084
Royalty	792	5,103	4,621	—	10,516
Total	$1,154,407	$1,200,202	$253,551	$164	$2,608,324

Geographic revenues
United States	$522,676	$586,377	$161,458	$—	$1,270,511
International	631,731	613,825	92,093	164	1,337,813
Total	$1,154,407	$1,200,202	$253,551	$164	$2,608,324

	Three Months Ended September 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,175,422	$709,770	$186,482	$15,172	$2,086,846
Direct-to-consumer	347,684	697,627	30,453	2,898	1,078,662
Royalty	2,831	6,237	5,182	—	14,250
Total	$1,525,937	$1,413,634	$222,117	$18,070	$3,179,758

Geographic revenues
United States	$737,255	$711,541	$149,523	$—	$1,598,319
International	788,682	702,093	72,594	18,070	1,581,439
Total	$1,525,937	$1,413,634	$222,117	$18,070	$3,179,758

	Six Months Ended September 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$982,460	$906,032	$326,506	$1,275	$2,216,273
Direct-to-consumer	509,675	854,432	80,643	208	1,444,958
Royalty	3,500	11,054	8,832	—	23,386
Total	$1,495,635	$1,771,518	$415,981	$1,483	$3,684,617

Geographic revenues
United States	$675,153	$851,884	$276,090	$—	$1,803,127
International	820,482	919,634	139,891	1,483	1,881,490
Total	$1,495,635	$1,771,518	$415,981	$1,483	$3,684,617
13 VF Corporation Q2 FY21 Form 10-Q

	Six Months Ended September 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,517,178	$1,369,912	$350,762	$17,980	$3,255,832
Direct-to-consumer	614,026	1,263,514	63,972	6,352	1,947,864
Royalty	5,353	12,334	9,029	—	26,716
Total	$2,136,557	$2,645,760	$423,763	$24,332	$5,230,412

Geographic revenues
United States	$1,040,307	$1,422,746	$292,154	$—	$2,755,207
International	1,096,250	1,223,014	131,609	24,332	2,475,205
Total	$2,136,557	$2,645,760	$423,763	$24,332	$5,230,412
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
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations were income of $13.5 million and $5.6 million for the three and six months ended September 2020, respectively, and $23.6 million and $55.6 million for the three and six months ended September 2019, respectively.
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
The results of the Wrangler®, Lee® and Rock & Republic® brands were previously reported in the Jeans segment, the results of the Wrangler® RIGGS brand were previously reported in the Work segment, and the results of the non-VF products sold in VF OutletTM stores were previously reported in the Other category included in the reconciliation of segment revenues and segment profit. The results of the Jeans business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations were a loss of $48.0 million for the six months ended September 2019, including $59.5 million of separation and related expenses.
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
VF Corporation Q2 FY21 Form 10-Q 14

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
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Occupational Workwear business and the Jeans business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

(In thousands)	2020	2019	2020	2019
Net revenues	$162,310	$213,510	$287,643	$769,538
Cost of goods sold	113,147	140,990	214,617	483,944
Selling, general and administrative expenses	34,911	42,017	68,167	238,483
Interest income, net	180	559	473	592
Other income (expense), net	79	(41)	79	(664)
Income from discontinued operations before income taxes	14,511	31,021	5,411	47,039
Income tax expense (benefit) (a)	1,035	7,397	(194)	39,467
Income from discontinued operations, net of tax	$13,476	$23,624	$5,605	$7,572
(a)Income tax expense for the six months ended September 2019 includes additional tax expense on nondeductible transaction costs and uncertain tax positions related to the Jeans business.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	September 2020	March 2020	September 2019
Cash and equivalents	$26,846	$39,752	$37,693
Accounts receivable, net	82,520	83,650	94,780
Inventories	241,519	294,000	300,689
Other current assets	7,773	6,701	9,054
Property, plant and equipment, net	47,964	44,863	39,364
Intangible assets, net	54,471	54,471	61,902
Goodwill	43,530	43,530	49,630
Operating lease right-of-use assets	42,445	38,941	32,265
Other assets	5,609	5,231	4,496
Total assets of discontinued operations	$552,677	$611,139	$629,873

Accounts payable	$46,493	$63,380	$67,493
Accrued liabilities	32,322	29,699	32,836
Operating lease liabilities	34,688	35,867	30,907
Other liabilities	5,177	2,270	2,572
Deferred income tax liabilities (a)	(4,324)	(4,435)	(10,250)
Total liabilities of discontinued operations	$114,356	$126,781	$123,558
(a)Deferred income tax balances reflect VF's consolidated netting by jurisdiction.
15 VF Corporation Q2 FY21 Form 10-Q

NOTE 5 — INVENTORIES

(In thousands)	September 2020	March 2020	September 2019
Finished products	$1,358,593	$1,201,562	$1,500,803
Work-in-process	59,855	67,603	64,585
Raw materials	16,395	24,747	24,639
Total inventories	$1,434,843	$1,293,912	$1,590,027
NOTE 6 — INTANGIBLE ASSETS

			September 2020			March 2020
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19 years	Accelerated	$266,350	$142,442	$123,908	$137,017
License agreements	19 years	Accelerated	7,766	5,216	2,550	2,548
Other	8 years	Straight-line	8,296	5,936	2,360	2,909
Amortizable intangible assets, net					128,818	142,474
Indefinite-lived intangible assets:
Trademarks and trade names					1,722,275	1,712,071
Intangible assets, net					$1,851,093	$1,854,545
Amortization expense for the three and six months ended September 2020 was $4.5 million and $8.9 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2021 is $16.8 million, $15.2 million, $14.1 million, $13.6 million and $13.1 million, respectively.
NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2020	$653,433	$389,848	$112,738	$1,156,019
Currency translation	7,000	9,917	578	17,495
Balance, September 2020	$660,433	$399,765	$113,316	$1,173,514
Accumulated impairment charges for the Outdoor segment were $323.2 million as of September 2020 and March 2020. No impairment charges were recorded during the six months ended September 2020.
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

	Three Months Ended September		Six Months Ended September

(In thousands)	2020	2019	2020	2019
Operating lease cost	$106,679	$107,023	$215,531	$206,611
Other lease costs	19,572	31,202	34,570	49,106
Total lease cost	$126,251	$138,225	$250,101	$255,717

During the six months ended September 2020 and 2019, the Company paid $176.1 million and $209.5 million of cash for operating leases, respectively. The decrease was primarily driven by the timing of payments and lease concessions related to the effects of COVID-19. During the six months ended September 2020 and 2019, the Company obtained $326.3 million and $225.3 million of right-of-use assets in exchange for lease liabilities, respectively.
VF Corporation Q2 FY21 Form 10-Q 16

NOTE 9 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Revolving Credit Facility
In April 2020, VF entered into Amendment No. 1 to its $2.25 billion senior unsecured revolving line of credit (the "Global Credit Facility") (the “Amendment”). The Amendment provides for (i) an increase in VF’s consolidated indebtedness to consolidated capitalization ratio financial covenant to 0.70 to 1.00 (from 0.60 to 1.00) through the last day of the fiscal quarter ending March 31, 2022, (ii) calculation of consolidated indebtedness (and, thereby consolidated capitalization) net of unrestricted cash of VF and its subsidiaries and (iii) testing of such financial covenant solely as of the last day of each fiscal quarter during such period. In addition, the Amendment requires VF and its subsidiaries to maintain minimum liquidity in the form of unrestricted cash and unused financing commitments of not less than $750.0 million at all times during such period. As of September 2020, VF was in compliance with all covenants.
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
VF used a portion of the net proceeds from this offering to repay borrowings under its Global Credit Facility. The aggregate outstanding balance of these notes was $2.98 billion at September 2020, which was net of unamortized original issue discount and debt issuance costs.
NOTE 10 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2020	2019	2020	2019
Service cost – benefits earned during the period	$3,783	$3,410	$7,415	$6,791
Interest cost on projected benefit obligations	11,981	14,743	23,929	29,504
Expected return on plan assets	(20,571)	(23,151)	(41,110)	(46,329)
Settlement charges	572	519	572	519
Amortization of deferred amounts:
Net deferred actuarial losses	2,898	4,014	5,761	8,033
Deferred prior service costs (credits)	(17)	12	(34)	25
Net periodic pension cost (income)	$(1,354)	$(453)	$(3,467)	$(1,457)
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
VF has reported the service cost component of net periodic pension cost (income) in operating income and the other components, which include interest cost, expected return on plan assets, settlement charges and amortization of deferred actuarial losses and prior service costs (credits), in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $4.5 million to its defined benefit plans during the six months ended September 2020, and intends to make approximately $13.9 million of contributions during the remainder of Fiscal 2021.
VF reported $0.6 million in settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the three and six months ended September 2020, as well as $0.5 million for the three and six months ended September 2019. The settlement charges related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate. The discount rate used to determine the supplemental defined benefit pension obligation as of September 2020 was 2.87%.

17 VF Corporation Q2 FY21 Form 10-Q

NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
During the six months ended September 2020, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of September 2020, March 2020 or September 2019. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
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

(In thousands)	September 2020	March 2020	September 2019
Foreign currency translation and other	$(700,137)	$(737,709)	$(715,286)
Defined benefit pension plans	(264,304)	(262,472)	(298,326)
Derivative financial instruments	4,783	69,223	82,887
Accumulated other comprehensive income (loss)	$(959,658)	$(930,958)	$(930,725)
The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended September 2020
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2020	$(685,236)	$(259,290)	$46,985	$(897,541)
Other comprehensive income (loss) before reclassifications	(14,901)	(7,629)	(32,534)	(55,064)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,615	(9,668)	(7,053)
Net other comprehensive income (loss)	(14,901)	(5,014)	(42,202)	(62,117)
Balance, September 2020	$(700,137)	$(264,304)	$4,783	$(959,658)

	Three Months Ended September 2019
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2019	$(635,901)	$(290,468)	$58,983	$(867,386)
Other comprehensive income (loss) before reclassifications	(79,385)	(10,896)	44,348	(45,933)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,038	(20,444)	(17,406)
Net other comprehensive income (loss)	(79,385)	(7,858)	23,904	(63,339)
Balance, September 2019	$(715,286)	$(298,326)	$82,887	$(930,725)

	Six Months Ended September 2020
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2020	$(737,709)	$(262,472)	$69,223	$(930,958)
Other comprehensive income (loss) before reclassifications	(4,792)	(6,642)	(38,599)	(50,033)
Amounts reclassified from accumulated other comprehensive income (loss)	42,364	4,810	(25,841)	21,333
Net other comprehensive income (loss)	37,572	(1,832)	(64,440)	(28,700)
Balance, September 2020	$(700,137)	$(264,304)	$4,783	$(959,658)
VF Corporation Q2 FY21 Form 10-Q 18

	Six Months Ended September 2019
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2019	$(725,679)	$(243,184)	$66,788	$(902,075)
Adoption of new accounting standard, ASU 2018-02	(9,088)	(50,402)	(2,371)	(61,861)
Other comprehensive income (loss) before reclassifications	(63,613)	(11,719)	55,248	(20,084)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,185	(28,183)	(21,998)
Spin-off of Jeans Business	83,094	794	(8,595)	75,293
Net other comprehensive income (loss)	10,393	(55,142)	16,099	(28,650)
Balance, September 2019	$(715,286)	$(298,326)	$82,887	$(930,725)
Reclassifications out of accumulated OCI were as follows:

(In thousands)		Three Months Ended September		Six Months Ended September
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations

		2020	2019	2020	2019
Losses on foreign currency translation and other:
Liquidation of foreign entities	Other income (expense), net	$—	$—	$(42,364)	$—
Total before tax		—	—	(42,364)	—
Tax (expense) benefit		—	—	—	—
Net of tax		—	—	(42,364)	—
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(2,898)	(4,014)	(5,761)	(8,033)
Deferred prior service (costs) credits	Other income (expense), net	17	(12)	34	(25)
Pension settlement charges	Other income (expense), net	(572)	(519)	(572)	(519)
Total before tax		(3,453)	(4,545)	(6,299)	(8,577)
Tax benefit		838	1,507	1,489	2,392
Net of tax		(2,615)	(3,038)	(4,810)	(6,185)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	2,135	(2,814)	2,306	(5,719)
Foreign exchange contracts	Cost of goods sold	8,443	22,727	25,148	33,832
Foreign exchange contracts	Selling, general and administrative expenses	741	1,382	2,348	2,098
Foreign exchange contracts	Other income (expense), net	33	3,696	1,803	6,568
Interest rate contracts	Interest expense	27	(1,303)	54	(2,596)
Total before tax		11,379	23,688	31,659	34,183
Tax expense		(1,711)	(3,244)	(5,818)	(6,000)
Net of tax		9,668	20,444	25,841	28,183
Total reclassifications for the period, net of tax		$7,053	$17,406	$(21,333)	$21,998
19 VF Corporation Q2 FY21 Form 10-Q

NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the six months ended September 2020, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 1,683,840 shares of its Common Stock at a weighted average exercise price of $55.75 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Six Months Ended September 2020
Expected volatility	28% to 48%
Weighted average expected volatility	37%
Expected term (in years)	6.2 to 8.0
Weighted average dividend yield	2.4%
Risk-free interest rate	0.1% to 0.7%
Weighted average fair value at date of grant	$15.78

During the three months ended September 2020, VF granted 397,782 performance-based restricted stock units ("RSUs") to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The weighted average fair market value of VF Common Stock at the dates the units were granted was $60.11 per share. The financial targets include 50% weighting based on VF's revenue growth over the three-year period compared to a group of industry peers and 50% weighting based on VF's total shareholder return ("TSR") over the three-year period compared to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR portion of the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $81.60 per share. Additionally, the actual number of performance-based RSUs earned may be adjusted upward or downward by 25% of the target award, based on VF's gross margin performance over the three-year period.
Also during the six months ended September 2020, VF granted 16,775 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $55.74 per share.
VF granted 27,000 nonperformance-based RSUs to certain key employees in international jurisdictions during the six months ended September 2020. These units vest over periods of up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $58.11 per share.
In addition, VF granted 267,642 nonperformance-based RSUs to employees during the six months ended September 2020. These awards vest 50% over a two-year period and 50% over a four-year period from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $55.76 per share.
VF granted 80,742 restricted shares of VF Common Stock to certain members of management during the six months ended September 2020. These shares vest over periods of up to four years from the date of grant. The weighted average fair market value of VF Common Stock at the dates the shares were granted was $57.17 per share.
NOTE 13 — INCOME TAXES

The effective income tax rate for the six months ended September 2020 was (78.9)% compared to (12.1)% in the 2019 period. The six months ended September 2020 included a net discrete tax expense of $3.9 million, which included a $2.0 million net tax expense related to unrecognized tax benefits and interest and a $1.8 million tax expense related to withholding taxes on prior foreign earnings. Excluding the $3.9 million net discrete tax expense in the 2020 period, the effective income tax rate would have been (58.9)%. The six months ended September 2019 included a net discrete tax benefit of $177.4 million, which included a $6.4 million tax benefit related to stock compensation, a $6.9 million net tax benefit related to unrecognized tax benefits and interest and a $164.4 million tax benefit related to the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act"). Excluding the $177.4 million net discrete tax benefit in the 2019 period, the effective income tax rate would have been 16.7%. Without discrete items, the effective income tax rate for the six months ended September 2020 decreased by 75.6% compared with the 2019 period primarily due to losses generated in the current year.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue
VF Corporation Q2 FY21 Form 10-Q 20

Service ("IRS") examinations for tax years through 2015 have been effectively settled. The examination of Timberland’s 2011 tax return is ongoing.
In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months.
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
During the six months ended September 2020, the amount of net unrecognized tax benefits and associated interest increased by $3.7 million to $168.8 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $16.2 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $8.8 million would reduce income tax expense.
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
The Company's reportable segments have been identified as: Outdoor, Active and Work. We have included an Other category in the table below for purposes of reconciliation of revenues and profit (loss), but it is not considered a reportable segment. Other includes results primarily related to the sale of non-VF products. Financial information for VF's reportable segments was as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2020	2019	2020	2019
Segment revenues:
Outdoor	$1,154,407	$1,525,937	$1,495,635	$2,136,557
Active	1,200,202	1,413,634	1,771,518	2,645,760
Work	253,551	222,117	415,981	423,763
Other	164	18,070	1,483	24,332
Total segment revenues	$2,608,324	$3,179,758	$3,684,617	$5,230,412
Segment profit (loss):
Outdoor	$132,475	$256,382	$(28,236)	$176,112
Active	259,123	388,200	266,259	695,766
Work	8,173	14,547	(3,228)	30,018
Other	(2,526)	2,381	(4,887)	765
Total segment profit	397,245	661,510	229,908	902,661
Corporate and other expenses (a)	(72,653)	(114,719)	(190,312)	(254,351)
Interest expense, net	(30,931)	(16,386)	(58,880)	(31,969)
Income (loss) from continuing operations before income taxes	$293,661	$530,405	$(19,284)	$616,341
(a)Certain corporate overhead and other costs of $6.2 million and $12.3 million for the three and six-month period ended September 2019, respectively, previously allocated to the Work segment have been reallocated to continuing operations.
21 VF Corporation Q2 FY21 Form 10-Q

NOTE 15 — EARNINGS PER SHARE

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2020	2019	2020	2019
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$243,246	$625,377	$(34,496)	$690,650
Weighted average common shares outstanding	389,219	397,751	388,957	397,239
Earnings (loss) per share from continuing operations	$0.62	$1.57	$(0.09)	$1.74
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$243,246	$625,377	$(34,496)	$690,650
Weighted average common shares outstanding	389,219	397,751	388,957	397,239
Incremental shares from stock options and other dilutive securities	1,961	4,510	2,029	4,849
Adjusted weighted average common shares outstanding	391,180	402,261	390,986	402,088
Earnings (loss) per share from continuing operations	$0.62	$1.55	$(0.09)	$1.72

Outstanding options to purchase approximately 5.4 million shares were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2020, and outstanding options to purchase approximately 1.5 million shares were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2019, because the effect of their inclusion would have been anti-dilutive.
In addition, 0.8 million and 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2020, respectively, and 0.8 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2019, because these units were not considered to be contingent outstanding shares in those periods.
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
VF Corporation Q2 FY21 Form 10-Q 22

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
September 2020
Financial assets:
Cash equivalents:
Money market funds	$948,543	$948,543	$—	$—
Time deposits	11,872	11,872	—	—
Short-term investments:
Managed income fund	600,000	600,000	—	—
Time deposits	200,000	200,000	—	—
Derivative financial instruments	33,176	—	33,176	—
Deferred compensation	122,956	122,956	—	—
Financial liabilities:
Derivative financial instruments	32,318	—	32,318	—
Deferred compensation	132,094	—	132,094	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2020
Financial assets:
Cash equivalents:
Money market funds	$1,211,887	$1,211,887	$—	$—
Time deposits	1,932	1,932	—	—
Derivative financial instruments	91,834	—	91,834	—
Deferred compensation	105,706	105,706	—	—
Financial liabilities:
Derivative financial instruments	14,531	—	14,531	—
Deferred compensation	113,289	—	113,289	—
(a)There were no transfers among the levels within the fair value hierarchy during the six months ended September 2020 or the year ended March 2020.

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
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2020 and March 2020, their carrying values approximated fair value. Additionally, at September 2020 and March 2020, the carrying values of VF’s long-term debt, including the current portion, were $5,680.6 million and $2,609.3 million, respectively, compared with fair values of $6,092.7 million and $2,672.9 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
23 VF Corporation Q2 FY21 Form 10-Q

NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.5 billion at September 2020,
$2.6 billion at March 2020 and $2.8 billion at September 2019, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, South Korean won, Swedish krona, Japanese yen, Polish zloty and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2020	March 2020	September 2019	September 2020	March 2020	September 2019
Foreign currency exchange contracts designated as hedging instruments	$28,676	$78,298	$82,756	$(31,157)	$(12,682)	$(10,944)
Foreign currency exchange contracts not designated as hedging instruments	4,500	13,536	7,706	(1,161)	(1,849)	(1,408)
Total derivatives	$33,176	$91,834	$90,462	$(32,318)	$(14,531)	$(12,352)
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

	September 2020		March 2020		September 2019

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$33,176	$(32,318)	$91,834	$(14,531)	$90,462	$(12,352)
Gross amounts not offset in the Consolidated Balance Sheets	(23,491)	23,491	(14,393)	14,393	(12,283)	12,283
Net amounts	$9,685	$(8,827)	$77,441	$(138)	$78,179	$(69)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	September 2020	March 2020	September 2019
Other current assets	$27,615	$71,784	$81,279
Accrued liabilities	(22,946)	(11,378)	(10,106)
Other assets	5,561	20,050	9,183
Other liabilities	(9,372)	(3,153)	(2,246)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended September		Gain (Loss) on Derivatives Recognized in OCI Six Months Ended September

Cash Flow Hedging Relationships	2020	2019	2020	2019
Foreign currency exchange	$(39,731)	$51,396	$(47,326)	$66,170
VF Corporation Q2 FY21 Form 10-Q 24

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCI into Income (Loss) Six Months Ended September

Location of Gain (Loss)	2020	2019	2020	2019
Net revenues	$2,135	$(2,814)	$2,306	$(5,719)
Cost of goods sold	8,443	22,727	25,148	33,832
Selling, general and administrative expenses	741	1,382	2,348	2,098
Other income (expense), net	33	3,696	1,803	6,568
Interest expense	27	(1,303)	54	(2,596)
Total	$11,379	$23,688	$31,659	$34,183

Derivative Contracts Not Designated as Hedges
VF uses derivative contracts to manage foreign currency exchange risk on third-party accounts receivable and payable, as well as intercompany borrowings. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. Certain derivative contracts were de-designated as the hedged forecasted transactions were no longer deemed probable of occurring primarily as a result of the COVID-19 pandemic and actions expected to be taken by the Company. Accordingly, the Company reclassified amounts from accumulated OCI and recognized a $1.3 million net loss and a $3.7 million net gain during the three and six months ended September 2020, respectively, which were primarily recorded in cost of goods sold.
The changes in fair value of derivative contracts not designated as hedges that have been recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three and six months ended September 2020 and September 2019.
Other Derivative Information
At September 2020, accumulated OCI included $8.0 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its €1.850 billion of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three and six-month periods ended September 2020, the Company recognized an after-tax loss of $53.5 million and $71.6 million, respectively, in OCI related to the net investment hedge transaction, and an after-tax gain of $26.3 million and $17.6 million for the three and six-month periods ended September 2019, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
NOTE 18 — RESTRUCTURING

The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three and six months ended September 2020, VF recognized $23.4 million and $45.8 million of restructuring charges, respectively, related to approved initiatives. Of the restructuring charges recognized in the three and six months ended September 2020, $20.2 million and $28.7 million were reflected in selling, general and administrative expenses, respectively, and $3.2 million and $17.1 million in cost of goods sold, respectively. The Company has not recognized any significant incremental costs related to accruals for the year ended March 2020 or prior periods.
Of the $47.3 million total restructuring accrual at September 2020, $45.0 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $2.3 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
25 VF Corporation Q2 FY21 Form 10-Q

The components of the restructuring charges are as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2020	2019	2020	2019
Severance and employee-related benefits	$9,883	$1,033	$28,392	$3,257
Asset impairments	10,557	—	10,557	—
Accelerated depreciation	2,857	—	6,664	—
Contract termination and other	76	—	217	2,121
Total restructuring charges	$23,373	$1,033	$45,830	$5,378
Restructuring costs by business segment are as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2020	2019	2020	2019
Outdoor	$1,845	$515	$6,595	$4,730
Active	293	447	663	467
Work	18,378	71	18,807	181
Corporate and other	2,857	—	19,765	—
Total	$23,373	$1,033	$45,830	$5,378
The activity in the restructuring accrual for the six-month period ended September 2020 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2020	$38,052	$2,888	$40,940
Charges	28,392	217	28,609
Cash payments	(20,490)	(1,368)	(21,858)
Adjustments to accruals	(50)	189	139
Impact of foreign currency	(561)	76	(485)
Accrual at September 2020	$45,343	$2,002	$47,345
NOTE 19 — CONTINGENCIES

The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing at dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $170 million. Further, this timing matter is impacted by the Tax Cuts and Jobs Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 20 — SUBSEQUENT EVENTS

On October 13, 2020, VF’s Board of Directors declared a quarterly cash dividend of $0.49 per share, payable on December 21, 2020 to stockholders of record on December 10, 2020.
VF Corporation Q2 FY21 Form 10-Q 26

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 29, 2020 through April 3, 2021 ("Fiscal 2021"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2021. For presentation purposes herein, all references to periods ended September 2020 and September 2019 relate to the fiscal periods ended on September 26, 2020 and September 28, 2019, respectively. References to March 2020 relate to information as of March 28, 2020.
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
During the second quarter, nearly all of the VF-operated retail stores in the Asia-Pacific region and Europe remained open. In North America, VF continued its phased reopening of retail stores in accordance with guidance from government entities and public health authorities, to allow proper training and preparation of the retail environment. In North America, approximately 75 percent of the VF-operated retail stores were open at the end of the first quarter and over 95 percent were open at the end of the second quarter. Subsequent to the end of the second quarter, additional retail stores reopened and currently all of the VF-operated retail stores in North America are open. VF's wholesale customers in all regions have reopened almost all of their retail stores. VF is continuing to monitor the COVID-19 outbreak globally and will comply with guidance from government entities and public health authorities to prioritize the health and well-being of its employees, customers, trade partners and consumers. As COVID-19 uncertainty continues, retail store reclosures may occur.
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
COVID-19 has also impacted some of VF's suppliers, including third-party manufacturers, logistics providers and other vendors. At this time, the majority of VF's supply chain is operational. Suppliers are complying with local health advisories and governmental restrictions which has resulted in isolated product delays; however, VF is actively working with its suppliers to minimize disruption. VF's distribution centers are operational in accordance with local government guidelines while maintaining enhanced health and safety protocols.
In response to COVID-19, various government programs have been announced to provide financial relief to affected businesses
27 VF Corporation Q2 FY21 Form 10-Q

including the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act, among other things, provides employer payroll tax credits for wages paid to employees unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Other foreign government programs available to VF also provide certain payroll tax credits and wage subsidies. The Company recognized $17.3 million and $67.7 million during the three and six months ended September 2020, respectively, as a result of relief from the CARES Act and other governmental packages, which were recorded as a reduction in selling, general and administrative expenses. The Company also intends to defer qualified payroll and other tax payments as permitted by the CARES Act and other governmental packages.
The COVID-19 pandemic is ongoing and dynamic in nature, and has driven global uncertainty and disruption. As a result, COVID-19 had a significant negative impact on the Company's business, including the consolidated financial condition, results of operations and cash flows during the three and six months ended September 2020. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect ongoing disruption to our business. Given our current business operations, assuming no material deterioration as a result of COVID-19, governmental actions and regulations, we expect improvement in our financial performance during the second half of Fiscal 2021 when compared to the first half of Fiscal 2021. Full-year Fiscal 2021 revenue is expected to be at least $9.0 billion, which reflects a decrease of approximately 14% when compared to full-year Fiscal 2020. Additionally, we expect COVID-19 will have a significant negative impact on full-year Fiscal 2021 net income when compared to full-year Fiscal 2020.

Enterprise Protection Strategy
VF has taken a number of actions to advance its Enterprise Protection Strategy in response to the COVID-19 pandemic.
On April 23, 2020, VF closed its sale of senior unsecured notes, which provided net proceeds to the Company of approximately $2.97 billion. A portion of the net proceeds was used to repay borrowings under the Company's senior unsecured revolving credit facility (the "Global Credit Facility") and the remaining net proceeds will be used for general corporate purposes. At September 2020, VF had approximately $2.7 billion of cash and equivalents and short-term investments and approximately $2.2 billion available for borrowing against the Global Credit Facility, subject to certain restrictions including a $750.0 million minimum liquidity requirement.
Other actions VF has taken to support its business in response to the COVID-19 pandemic include the Company's decision to temporarily pause its share repurchase program. The Company currently has $2.8 billion remaining under its current share repurchase authorization. The Company paid a cash dividend of $0.48 per share and $0.96 per share during the three and six months ended September 2020, respectively, and has declared a cash dividend of $0.49 per share that is payable in the third quarter of Fiscal 2021. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend and is not contemplating the suspension of its dividend at this time. VF's planned divestiture of the Occupational Workwear business would provide an additional source of cash.
VF has implemented cost controls to reduce discretionary spending to help mitigate the loss of sales and to conserve cash while continuing to support employees. The Company has also commenced a multi-year initiative designed to enable our ability to accelerate and advance VF's business model transformation. One of the key objectives of this initiative is to deliver global cost savings over a three-year period that will be used to support the transformation agenda and highest-priority growth drivers. Additionally, VF has assessed its forward inventory purchase commitments to ensure proper matching of supply and demand, which has resulted in an overall reduction in future commitments from comparable periods in the prior year. As VF continues to actively monitor the situation and advance our business model transformation, we may take further actions that affect our operations.
We believe the Company has sufficient liquidity and flexibility to operate and continue to execute our strategy during the disruptions caused by the COVID-19 pandemic and related governmental actions and regulations and health authority advisories and meet its obligations as they become due. However, due to the uncertainty of the duration and severity of the COVID-19 pandemic, governmental actions in response to the pandemic, and the impact on us and our consumers, customers and suppliers, there is no certainty that the measures we take will be sufficient to mitigate the risks posed by COVID-19. See Part II, "Item 1A. Risk Factors." below for additional discussion.

VF Corporation Q2 FY21 Form 10-Q 28

HIGHLIGHTS OF THE SECOND QUARTER OF FISCAL 2021

•Revenues were down 18% to $2.6 billion compared to the three months ended September 2019, primarily due to the negative impact of COVID-19, and included a 1% favorable impact from foreign currency.
•Active segment revenues decreased 15% to $1.2 billion compared to the three months ended September 2019, including a 1% favorable impact from foreign currency.
•Outdoor segment revenues decreased 24% to $1.2 billion compared to the three months ended September 2019, including a 2% favorable impact from foreign currency.
•Direct-to-consumer revenues were down 17% over the 2019 period, including a 1% favorable impact from foreign currency. E-commerce revenues increased 44% in the current period, including a 2% favorable impact from foreign currency. Direct-to-consumer revenues accounted for 35% of net revenues for the three months ended September 2020.
•International revenues decreased 15% compared to the three months ended September 2019, including a 3% favorable impact from foreign currency. Greater China revenues were up 16%, including a 2% favorable impact from foreign currency. International revenues represented 51% of net revenues for the three months ended September 2020.
•Gross margin decreased 340 basis points to 50.8% compared to the three months ended September 2019, primarily driven by elevated promotional activity and the timing of net foreign currency transaction activity.
•Earnings per share was $0.62 compared to $1.55 in the 2019 period. The decrease was primarily driven by the negative impact of COVID-19 on the three months ended September 2020. In addition, the 2019 period included a $0.41 benefit from the enactment of Switzerland's Federal Act of Tax Reform and AHV Financing ("Swiss Tax Act").

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and six months ended September 2020 from the comparable periods in 2019:

(In millions)	Three Months Ended September	Six Months Ended September
Net revenues — 2019	$3,179.8	$5,230.4
Organic	(611.3)	(1,570.4)
Impact of foreign currency	39.8	24.6
Net revenues — 2020	$2,608.3	$3,684.6

VF reported an 18% and 30% decrease in revenues for the three and six months ended September 2020, respectively, compared to the 2019 periods. The revenue decrease in both periods was primarily attributable to the negative impact of COVID-19, including closures of VF-operated retail and VF's wholesale customer stores, supply chain disruption and reduced consumer demand. The decrease also included a 1% favorable impact from foreign currency in the three months ended September 2020.
Revenues decreased in both our wholesale and direct-to-consumer channels in the three and six months ended September 2020. Decreases in the direct-to-consumer channel for both periods were driven by declines in our owned retail stores, which were partially offset by significant e-commerce revenue growth during the three and six months ended September 2020.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”

29 VF Corporation Q2 FY21 Form 10-Q

The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

	2020	2019	2020	2019
Gross margin (net revenues less cost of goods sold)	50.8%	54.2%	51.4%	55.0%
Selling, general and administrative expenses	38.5	36.9	49.4	42.7
Operating margin	12.3%	17.3%	2.0%	12.3%

Gross margin decreased 340 and 360 basis points in the three and six months ended September 2020, respectively, compared to the 2019 periods. Gross margin in both the three and six months ended September 2020 was negatively impacted by elevated promotional activity to clear elevated inventory levels. The comparison for the three months ended September 2020 also reflects a negative impact from the timing of net foreign currency transaction activity. The decrease in the six months ended September 2020 was partially offset by a favorable mix shift to higher margin businesses and channels.
Selling, general and administrative expenses as a percentage of total revenues increased during both the three and six months ended September 2020 compared to the 2019 periods, primarily reflecting lower leverage of operating expenses due to decreased revenues as a result of the negative impact of COVID-19 and continued investments in direct-to-consumer and digital strategic growth initiatives. Selling, general and administrative expenses decreased $168.9 million and $411.2 million in the three and six months ended September 2020, respectively, compared to the 2019 periods, primarily due to cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages. The decrease was also attributable to lower transaction and deal-related costs and lower costs related to the relocation of our global headquarters and certain brands to Denver, Colorado in both the three and six months ended September 2020.
Net interest expense increased $14.5 million and $26.9 million during the three and six months ended September 2020, respectively, compared to the 2019 periods. The increase in net interest expense in both the three and six months ended September 2020 was primarily due to additional borrowings of long-term debt and lower investment interest rates, partially offset by lower interest rates on borrowings. Total outstanding debt averaged $5.5 billion in the six months ended September 2020 and $2.4 billion in the same period in 2019, with weighted average interest rates of 2.1% and 3.7%, respectively.

Other income (expense), net decreased $6.4 million and $37.3 million during the three and six months ended September 2020, respectively, compared to the 2019 periods. The decrease in the three months ended September 2020 was primarily due to lower net foreign currency transaction losses during the period. The decrease in the six months ended September 2020 was primarily due to a $42.4 million expense recorded in the three months ended June 2020 related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America.
The effective income tax rate for the six months ended September 2020 was (78.9)% compared to (12.1)% in the 2019 period. The six months ended September 2020 included a net discrete tax expense of $3.9 million, which included a $2.0 million net tax expense related to unrecognized tax benefits and interest and a $1.8 million tax expense related to withholding taxes on prior foreign earnings. Excluding the $3.9 million net discrete tax expense in the 2020 period, the effective income tax rate would have been (58.9)%. The six months ended September 2019 included a net discrete tax benefit of $177.4 million, which included a $6.4 million tax benefit related to stock compensation, a $6.9 million net tax benefit related to unrecognized tax benefits and interest and a $164.4 million tax benefit related to the Swiss Tax Act. Excluding the $177.4 million net discrete tax benefit in the 2019 period, the effective income tax rate would have been 16.7%. Without discrete items, the effective income tax rate for the six months ended September 2020 decreased by 75.6% compared with the 2019 period primarily due to losses generated in the current year.
As a result of the above, income from continuing operations in the three months ended September 2020 was $243.2 million ($0.62 per diluted share) compared to $625.4 million ($1.55 per diluted share) in the 2019 period, and income (loss) from continuing operations in the six months ended September 2020 was $(34.5) million ($(0.09) per diluted share) compared to $690.7 million ($1.72 per diluted share) in the 2019 period. Refer to additional discussion in the “Information by Reportable Segment” section below.
VF Corporation Q2 FY21 Form 10-Q 30

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
The following tables present a summary of the changes in segment revenues and profit (loss) in the three and six months ended September 2020 from the comparable periods in 2019:
Segment Revenues:

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2019	$1,525.9	$1,413.6	$222.1	$18.2	$3,179.8
Organic	(394.6)	(228.7)	30.1	(18.1)	(611.3)
Impact of foreign currency	23.1	15.3	1.4	—	39.8
Segment revenues — 2020	$1,154.4	$1,200.2	$253.6	$0.1	$2,608.3

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2019	$2,136.6	$2,645.8	$423.8	$24.2	$5,230.4
Organic	(660.0)	(880.5)	(7.2)	(22.7)	(1,570.4)
Impact of foreign currency	19.0	6.2	(0.6)	—	24.6
Segment revenues — 2020	$1,495.6	$1,771.5	$416.0	$1.5	$3,684.6

Segment Profit (Loss):

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit — 2019	$256.4	$388.2	$14.5	$2.4	$661.5
Organic	(128.7)	(133.5)	(6.8)	(5.3)	(274.3)
Impact of foreign currency	4.8	4.4	0.5	0.3	10.0
Segment profit (loss) — 2020	$132.5	$259.1	$8.2	$(2.6)	$397.2

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit — 2019	$176.1	$695.8	$30.0	$0.8	$902.7
Organic	(210.6)	(433.1)	(33.6)	(7.2)	(684.5)
Impact of foreign currency	6.3	3.6	0.4	1.4	11.7
Segment profit (loss) — 2020	$(28.2)	$266.3	$(3.2)	$(5.0)	$229.9

31 VF Corporation Q2 FY21 Form 10-Q

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Segment revenues	$1,154.4	$1,525.9	(24.3)%	$1,495.6	$2,136.6	(30.0)%
Segment profit (loss)	132.5	256.4	(48.3)%	(28.2)	176.1	(116.0)%
Operating margin	11.5%	16.8%		(1.9)%	8.2%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Icebreaker®, Smartwool® and Altra®.

Global revenues for Outdoor decreased 24% in the three months ended September 2020 compared to 2019, including a 2% favorable impact due to foreign currency. The decrease in revenues during the period was primarily related to the negative impact of COVID-19. Revenues in the Americas region decreased 31%. Revenues in the Europe region decreased 20%, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 5%, including a 2% favorable impact from foreign currency.
Global revenues for Outdoor decreased 30% in the six months ended September 2020 compared to the 2019 period, including a 1% favorable impact due to foreign currency. The decrease in revenues during the period was primarily related to the negative impact of COVID-19. Revenues in the Americas region decreased 37%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 26%, including a 3% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 10%, including a 1% favorable impact from foreign currency.
Global revenues for The North Face® brand decreased 25% and 30% in the three and six months ended September 2020, respectively, compared to the 2019 periods. This includes a 1% favorable impact from foreign currency in both the three and six months ended September 2020. The decrease in both periods was primarily due to the negative impact of COVID-19 in the Americas and Europe regions, partially offset by e-commerce growth.
Global revenues for the Timberland® brand decreased 27% and 33% in the three and six months ended September 2020, respectively, compared to the 2019 periods, including a 2% and 1% favorable impact from foreign currency in the three and six months ended September 2020, respectively. The decrease in both periods was primarily due to the negative impact of COVID-19, partially offset by e-commerce growth.
Global direct-to-consumer revenues for Outdoor decreased 5% and 17% in the three and six months ended September 2020, respectively, compared to the 2019 periods, including a 2% and 1% favorable impact from foreign currency in the three and six months ended September 2020, respectively. The decrease in both periods was primarily due to the negative impact of COVID-19 and related closures of VF-operated retail stores, partially offset by e-commerce growth across all regions, which increased 52% and 70% in the three and six months ended September 2020, respectively, including a 2% favorable impact from foreign currency in the three months ended September 2020. Global wholesale revenues decreased 30% and 35% in the three and six months ended September 2020, respectively, compared to the 2019 periods, including a 1% favorable impact from foreign currency in both periods. The decrease in both periods was primarily driven by the negative impact of COVID-19.
Operating margin decreased in the three and six months ended September 2020 compared to the 2019 periods reflecting lower leverage of operating expenses due to decreased revenues, elevated promotional activity, negative impact from the timing of net foreign currency transaction activity and continued investments in direct-to-consumer and digital strategic growth initiatives. The decrease in the three and six months ended September 2020 was partially offset by cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages. The six months ended September 2019 also included a gain of approximately $11 million on the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado.

VF Corporation Q2 FY21 Form 10-Q 32

Active

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Segment revenues	$1,200.2	$1,413.6	(15.1)%	$1,771.5	$2,645.8	(33.0)%
Segment profit	259.1	388.2	(33.3)%	266.3	695.8	(61.7)%
Operating margin	21.6%	27.5%		15.0%	26.3%

The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, Eastpak®, JanSport® and Eagle Creek®.

Global revenues for Active decreased 15% in the three months ended September 2020, compared to the 2019 period, including a 1% favorable impact from foreign currency. The decrease in revenues during the period was primarily related to the negative impact of COVID-19. Revenues in the Americas region decreased 20%. Revenues in the Europe region decreased 12%, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region were flat, including a 1% favorable impact from foreign currency.
Global revenues for Active decreased 33% in the six months ended September 2020 compared to the 2019 period. The decrease in revenues during the period was primarily related to the negative impact of COVID-19. Revenues in the Americas region decreased 42%. Revenues in the Europe region decreased 27%, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 4%, with a 1% unfavorable impact from foreign currency.
Vans® brand global revenues decreased 10% and 30% in the three and six months ended September 2020, respectively, compared to the 2019 periods. This includes a 1% favorable impact from foreign currency in the three months ended September 2020. The decrease in both periods was primarily due to the negative impact of COVID-19 in the Americas and Europe regions, partially offset by e-commerce growth and growth in Greater China.
Global direct-to-consumer revenues for Active decreased 24% and 32% in the three and six months ended September 2020, respectively, compared to the 2019 periods, including a 1% favorable impact from foreign currency in the three months ended September 2020. The decrease in the direct-to-consumer channel in both periods was primarily due to the negative impact of COVID-19 and related closures of VF-operated retail stores, partially offset by e-commerce growth across all regions. E-commerce revenues increased 40% and 56% in the three and six months ended September 2020, respectively, including a 2% favorable impact from foreign currency in the three months ended September 2020. Global wholesale revenues decreased 6% and 34% in the three and six months ended September 2020, respectively, primarily due to the negative impact of COVID-19, and included a 2% favorable impact from foreign currency in the three months ended September 2020.
Operating margin decreased in the three and six months ended September 2020 compared to the 2019 periods reflecting lower leverage of operating expenses due to decreased revenues, elevated promotional activity, negative impact from the timing of net foreign currency transaction activity and continued investments in direct-to-consumer and digital strategic growth initiatives. The decrease in the three and six months ended September 2020 was partially offset by cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

33 VF Corporation Q2 FY21 Form 10-Q

Work

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Segment revenues	$253.6	$222.1	14.2%	$416.0	$423.8	(1.8)%
Segment profit (loss)	8.2	14.5	(43.8)%	(3.2)	30.0	(110.8)%
Operating margin	3.2%	6.5%		(0.8)%	7.1%

The Work segment includes the following brands: Dickies® and Timberland PRO®.

Global Work revenues increased 14% in the three months ended September 2020 compared to the 2019 period driven by broad-based operational strength. Revenues in the Americas region increased 9%. Revenues in the Europe region increased 10%, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 48%, including a 3% favorable impact from foreign currency.
Global Work revenues decreased 2% in the six months ended September 2020 compared to the 2019 period, primarily due to the negative impact of COVID 19, partially offset by strong operational performance. Revenues in the Americas region decreased 5%. Revenues in the Europe region decreased 9%, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 25%.
Dickies® brand global revenues increased 19% and 2% in the three and six months ended September 2020, respectively, compared to the 2019 periods, including a 1% favorable impact from foreign currency in the three months ended September 2020. The increase in the three months ended September 2020 was due to strong operational growth across all channels. The increase in both the three and six months ended September 2020 was led by growth in e-commerce and in Greater China.
Operating margin decreased in the three and six months ended September 2020 compared to the 2019 periods. The decrease in the three and six months ended September 2020 was primarily attributed to cost optimization activity and other charges indirectly related to the strategic review of the Occupational Workwear business and certain higher product costs, partially offset by cost controls taken in response to COVID-19.

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

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Corporate and other expenses	$72.7	$114.7	(36.7)%	$190.3	$254.4	(25.2)%
Interest expense, net	30.9	16.4	88.8%	58.9	32.0	84.2%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The decrease in the three and six months ended September 2020 was primarily attributed to cost controls to reduce discretionary spending, lower costs related to the relocation of our global headquarters and certain brands to
Denver, Colorado and timing of expenses. The decrease in the six months ended September 2020 was partially offset by a $42.4 million expense recorded in the three months ended June 2020 related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America, and increased costs related to cost optimization activity indirectly related to the strategic review of the Occupational Workwear business.
VF Corporation Q2 FY21 Form 10-Q 34

International Operations

International revenues decreased 15% and 24% in the three and six months ended September 2020, respectively, compared to the 2019 periods primarily due to the negative impact of COVID-19. Foreign currency had a favorable impact of 3% and 1% on international revenue in the three and six months ended September 2020, respectively. Revenues in Europe decreased 16% and 26% in the three and six months ended September 2020, respectively, including a 4% and 3% favorable impact from foreign currency in the three and six months ended September 2020, respectively. In the Asia-Pacific region, revenues increased 2% and decreased 4% in the three and six months ended September 2020, respectively. Foreign currency had a favorable impact of 2% on Asia-Pacific revenue growth in the three months ended September 2020. Revenues in Greater China increased 16% and 9% in the three and six months ended September 2020, respectively, including a 2% favorable impact from foreign currency in the three months ended September 2020. Revenues in the Americas (non-U.S.) region decreased 38% and 50% in the three and six months ended September 2020, respectively, including the impact of business model changes in the region and a 2% unfavorable impact from foreign currency in both periods. International revenues were 51% and 50% of total revenues in the three-month periods ended September 2020 and 2019, respectively, and 51% and 47% of total revenues in the six-month periods ended September 2020 and 2019, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues decreased 17% and 26% in the three and six months ended September 2020, respectively, compared to the 2019 periods, including a 1% favorable impact from foreign currency in the three months ended September 2020. The decrease in direct-to-consumer revenues in both periods was primarily due to the negative impact of COVID-19 and related closures of VF-operated retail stores. Our e-commerce business grew 44% and 60% in the three and six months ended September 2020, respectively, including a 2% favorable impact from foreign currency in the three months ended September 2020. The e-commerce growth in both periods occurred across all regions and partially offset the declines in our other direct-to-consumer operations for the three and six months ended September 2020. There were 1,382 VF-owned retail stores at September 2020 compared to 1,372 at September 2019. Direct-to-consumer revenues were 35% and 34% of total revenues in the three-month periods ended September 2020 and 2019, respectively, and 39% and 37% of total revenues in the six-month periods ended September 2020 and 2019, respectively.

35 VF Corporation Q2 FY21 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at September 2020 compared to March 2020:

•Increase in accounts receivable — primarily due to the seasonality of the business and increased wholesale shipments.
•Increase in inventories — primarily due to the seasonality of the business, partially offset by lower inventory purchases as part of our inventory management to ensure proper matching of supply and demand resulting from reduced consumer demand due to the impact of COVID-19.
•Increase in short-term investments — due to new investments of excess cash entered into during Fiscal 2021.
•Increase in operating lease right-of-use assets — primarily due to the commencement of a new distribution center lease in Europe during Fiscal 2021.
•Decrease in short-term borrowings — due to net repayment of borrowings under the Global Credit Facility using a portion of the net proceeds from the issuance of senior unsecured fixed-rate notes in April 2020.
•Increase in accounts payable — due to the timing of payments to vendors.
•Increase in accrued liabilities — primarily due to an increase in current operating lease liabilities and the timing of interest and tax payments during the period.
•Increase in long-term debt — due to the issuance of $3.0 billion of senior unsecured fixed-rate notes in April 2020.
•Increase in operating lease liabilities — primarily due to the commencement of a new distribution center lease in Europe during Fiscal 2021.
The following discussion refers to significant changes in balances at September 2020 compared to September 2019:

•Decrease in accounts receivable — primarily due to lower wholesale shipments resulting from the negative impact of COVID-19.
•Decrease in inventories — primarily due to lower inventory purchases as part of our inventory management to ensure proper matching of supply and demand resulting from reduced consumer demand due to the impact of COVID-19.
•Increase in short-term investments — due to new investments of excess cash entered into during Fiscal 2021.
•Increase in property, plant and equipment — primarily related to capital spending associated with the construction of distribution centers and leasehold improvements in VF's new global headquarters in Denver, Colorado.
•Decrease in goodwill — primarily due to a $323.2 million goodwill impairment charge related to the Timberland reporting unit in the fourth quarter of Fiscal 2020.
•Increase in operating lease right-of-use assets — primarily due to new and renewed retail store leases and a new distribution center lease in Europe that commenced during Fiscal 2021.
•Decrease in short-term borrowings — due to net repayment of commercial paper borrowings.
•Increase in accrued liabilities — primarily due to an increase in current operating lease liabilities and the timing of interest and tax payments during the period.
•Increase in long-term debt — due to the issuance of $3.0 billion fixed-rate notes in April 2020 and the issuance of €1.0 billion euro-denominated fixed-rate notes in February 2020, partially offset by the full redemption of $500.0 million of VF's outstanding 2021 notes in March 2020.
•Increase in operating lease liabilities — due to new and renewed retail store leases and a new distribution center lease in Europe that commenced during Fiscal 2021.

Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	September	March	September
(Dollars in millions)	2020	2020	2019
Working capital	$4,157.4	$1,518.8	$2,029.0
Current ratio	3.1 to 1	1.5 to 1	1.9 to 1
Net debt to total capital	64.5%	53.4%	42.2%

The increase in the current ratio at September 2020 compared to March 2020 was primarily due to a net increase in current assets driven by higher cash balances due to proceeds from long-term debt, as discussed in the "Cash Provided by Financing Activities" section below, higher short-term investments and inventory balances and a net decrease in current liabilities driven by lower short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above. The increase in the current ratio at September 2020 compared to September 2019 was primarily due to a net increase in current assets driven by higher cash balances due to proceeds from long-term debt, as discussed in the "Cash Provided by Financing Activities" section below and higher short-term investments, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash of VF and its subsidiaries. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at September 2020 compared to both March 2020 and
VF Corporation Q2 FY21 Form 10-Q 36

September 2019 was attributed to the increase in long-term debt, as discussed in the "Consolidated Balance Sheets" section above and decreases in stockholders' equity. The increase in the net debt to total capital ratio at September 2020 compared to March 2020 was partially offset by the decrease in short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above. The decrease in stockholders' equity at September 2020 compared to March 2020 was primarily driven by the payments of dividends. The decrease in stockholders' equity at September 2020 compared to September 2019 was driven by payments of dividends, share repurchases and stock-based compensation activity, partially offset by net income.

VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the calendar year. VF's additional sources of liquidity include available borrowing capacity against its Global Credit Facility, available cash and investment balances and international lines of credit.
In summary, our cash flows from continuing operations were as follows:

	Six Months Ended September

(In thousands)	2020	2019
Cash provided (used) by operating activities	$39,510	$(372,746)
Cash used by investing activities	(954,685)	(70,142)
Cash provided by financing activities	1,377,458	411,914

Cash Provided (Used) by Operating Activities
Cash flows related to operating activities are dependent on net income (loss), adjustments to net income (loss) and changes in working capital. The decrease in cash used by operating activities in the six months ended September 2020 compared to September 2019 is primarily due to a decrease in net cash usage for working capital, partially offset by lower earnings for the periods compared.
Cash Used by Investing Activities
The increase in cash used by investing activities in the six months ended September 2020 related primarily to purchases of short-term investments of $800.0 million. The six months ended September 2019 included $63.7 million from the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado. Capital expenditures and software purchases increased $21.1 million in the six months ended September 2020 compared to the 2019 period.
Cash Provided by Financing Activities
The increase in cash provided by financing activities during the six months ended September 2020 was primarily due to the net proceeds from long-term debt issuance of $3.0 billion fixed-rate notes, which was partially offset by a $1.0 billion net decrease in short-term borrowings for the periods compared. The increase was also partially offset by $906.1 million of cash received from Kontoor Brands, net of cash transferred, in the six months ended September 2019.
VF did not purchase shares of its Common Stock in the open market during the six months ended September 2020 or the six months ended ended September 2019 under the share repurchase program authorized by VF's Board of Directors.
In response to the COVID-19 outbreak and to preserve financial liquidity, VF has made the decision to temporarily pause its share repurchase program. As of the end of September 2020, the Company had $2.8 billion remaining for future repurchases under its share repurchase program. VF will continue to evaluate its use of capital, giving first priority to enterprise protection and then to business acquisitions and direct shareholder return in the form of dividends and share repurchases.
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
In April 2020, VF entered into an amendment to the Global Credit Facility that resulted in certain changes to the restrictive covenants, including an increase to the consolidated indebtedness to consolidated capitalization financial ratio covenant to 70% and a revision to the calculation of consolidated indebtedness to be net of unrestricted cash. As of September 2020, the covenant calculation includes cash and equivalents and short-term investments, and excludes consolidated operating lease liabilities. In addition, the amendment requires VF and its subsidiaries to maintain minimum liquidity in the form of unrestricted cash and unused financing commitments of not less than $750.0 million. As of September 2020, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. As of September 2020, there were no commercial paper borrowings. Standby letters of credit issued as of September 2020 were $24.2 million, leaving
37 VF Corporation Q2 FY21 Form 10-Q

approximately $2.2 billion available for borrowing against the Global Credit Facility at September 2020. Additionally, VF had approximately 2.7 billion of cash and equivalents and short-term investments at September 2020.
VF has $70.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $13.2 million at September 2020.
On April 23, 2020, VF closed its sale of senior unsecured notes including $1.0 billion of 2.050% notes due April 2022, $750.0 million of 2.400% notes due April 2025, $500.0 million of 2.800% notes due April 2027 and $750.0 million of 2.950% notes due April 2030. The net proceeds received by the Company were approximately $2.97 billion. A portion of the net proceeds was used to repay $2.0 billion of outstanding borrowings under the Global Credit Facility resulting from actions taken by VF to strengthen the Company's cash position in response to the COVID-19 pandemic, and the remaining net proceeds will be used for general corporate purposes.
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2020, VF’s long-term debt ratings were ‘A’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, both with 'negative' outlooks, and commercial paper ratings by those rating agencies were ‘A-1’ and ‘Prime-2’, respectively. In April 2020, Standard & Poor's Ratings Services revised VF's credit rating outlook to 'negative' from 'stable' to reflect the risk that extended economic stress from the COVID-19 pandemic on operating performance could result in a downgrade due to prolonged credit measure deterioration. Similarly, in April 2020, Moody's Investor Services also revised VF's credit rating outlook to 'negative'. There have been no subsequent changes in the credit rating outlooks.
None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF, and as a result of the change in control the 2023, 2028, 2032 and 2037 notes were rated below investment grade by recognized rating agencies, VF would be obligated to repurchase the notes at 101%
of the aggregate principal amount, plus any accrued and unpaid interest, if required by the respective holders of the notes.
The Company paid a cash dividend of $0.48 per share and $0.96 per share during the three and six months ended September 2020, and the Company has declared a cash dividend of $0.49 per share that is payable in the third quarter of Fiscal 2021. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend and is not contemplating the suspension of its dividend at this time.
Management’s Discussion and Analysis in the Fiscal 2020 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of Fiscal 2020 that would require the use of funds. As of September 2020, there have been no material changes in the amounts disclosed in the Fiscal 2020 Form 10-K, except as noted below:

•Inventory purchase obligations decreased by approximately $510 million at the end of September 2020 primarily due to the timing of sourcing activities and the impact of COVID-19.
•In addition to operating lease liabilities recorded in VF's Consolidated Balance Sheet, the Company has entered into approximately $180 million of leases that have not yet commenced, including over $150 million related to a distribution center lease that is expected to begin during Fiscal 2021 with a lease term of 15 years.
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
VF Corporation Q2 FY21 Form 10-Q 38

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
Changes in internal control over financial reporting:
There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a significant number of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
39 VF Corporation Q2 FY21 Form 10-Q

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
VF Corporation Q2 FY21 Form 10-Q 40

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended September 26, 2020 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Second Quarter Fiscal 2021	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
June 28 - July 25, 2020	—	$—	—	$2,836,975,339
July 26 - August 22, 2020	—	—	—	2,836,975,339
August 23 - September 26, 2020	—	—	—	2,836,975,339
Total	—		—
VF will continue to evaluate future share repurchases, considering funding required for enterprise protection and business acquisitions, VF’s Common Stock price and levels of stock option exercises.

41 VF Corporation Q2 FY21 Form 10-Q

ITEM 6 — EXHIBITS.

10.1	Performance-Based Restricted Stock Units ("PRSUs") for Three-Year Performance Cycle Fiscal Years 2021-2023 under the Mid-Term Incentive Plan
31.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Scott A. Roe, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Scott A. Roe, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
VF Corporation Q2 FY21 Form 10-Q 42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 28, 2020	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
43 VF Corporation Q2 FY21 Form 10-Q