Form 10-Q
period 2020-12-26
V F CORP
filed 2021-02-02
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On January 23, 2021, there were 391,713,717 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	December 2020	March 2020	December 2019
ASSETS
Current assets
Cash and equivalents	$3,254,236	$1,369,028	$540,029
Accounts receivable, less allowance for doubtful accounts of: December 2020 - $39,622; March 2020 - $37,099; December 2019 - $20,374	1,411,565	1,308,051	1,539,923
Inventories	1,075,983	1,293,912	1,254,460
Short-term investments	599,403	—	—
Other current assets	383,384	444,886	356,882
Current assets of discontinued operations	560,648	611,139	464,404
Total current assets	7,285,219	5,027,016	4,155,698
Property, plant and equipment, net	955,845	954,406	867,205
Intangible assets, net	1,862,042	1,854,545	1,887,789
Goodwill	1,194,212	1,156,019	1,489,949
Operating lease right-of-use assets	1,476,503	1,273,514	1,259,066
Other assets	970,520	867,751	958,253
Other assets of discontinued operations	—	—	196,302
TOTAL ASSETS	$13,744,341	$11,133,251	$10,814,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$299,748	$1,228,812	$56,001
Current portion of long-term debt	1,006	1,018	4,677
Accounts payable	412,324	407,021	389,749
Accrued liabilities	1,664,760	1,260,252	1,410,609
Current liabilities of discontinued operations	120,185	126,781	101,056
Total current liabilities	2,498,023	3,023,884	1,962,092
Long-term debt	5,786,552	2,608,269	2,110,488
Operating lease liabilities	1,211,655	1,020,651	1,014,544
Other liabilities	1,109,937	1,123,113	1,128,834
Other liabilities of discontinued operations	—	—	30,714
Total liabilities	10,606,167	7,775,917	6,246,672
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at December 2020, March 2020 or December 2019	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at December 2020 - 390,985,837; March 2020 - 388,812,158; December 2019 - 394,528,067	97,746	97,203	98,632
Additional paid-in capital	3,735,896	4,183,780	4,182,102
Accumulated other comprehensive income (loss)	(995,963)	(930,958)	(895,372)
Retained earnings	300,495	7,309	1,182,228
Total stockholders’ equity	3,138,174	3,357,334	4,567,590
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,744,341	$11,133,251	$10,814,262

See notes to consolidated financial statements.

3 VF Corporation Q3 FY21 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2020	2019	2020	2019
Net revenues	$2,971,541	$3,155,723	$6,656,158	$8,386,135
Costs and operating expenses
Cost of goods sold	1,345,024	1,351,653	3,134,381	3,704,254
Selling, general and administrative expenses	1,214,518	1,264,031	3,036,639	3,497,315
Total costs and operating expenses	2,559,542	2,615,684	6,171,020	7,201,569
Operating income	411,999	540,039	485,138	1,184,566
Interest income	2,539	4,966	7,028	15,934
Interest expense	(34,315)	(22,303)	(97,684)	(65,240)
Other income (expense), net	6,484	(22,144)	(27,059)	(18,361)
Income from continuing operations before income taxes	386,707	500,558	367,423	1,116,899
Income tax expense	59,048	78,976	74,260	4,667
Income from continuing operations	327,659	421,582	293,163	1,112,232
Income from discontinued operations, net of tax	19,581	43,421	25,186	50,993
Net income	$347,240	$465,003	$318,349	$1,163,225
Earnings per common share - basic
Continuing operations	$0.84	$1.06	$0.75	$2.80
Discontinued operations	0.05	0.11	0.06	0.13
Total earnings per common share - basic	$0.89	$1.17	$0.82	$2.93
Earnings per common share - diluted
Continuing operations	$0.83	$1.05	$0.75	$2.77
Discontinued operations	0.05	0.11	0.06	0.13
Total earnings per common share - diluted	$0.88	$1.16	$0.81	$2.90
Weighted average shares outstanding
Basic	389,872	395,940	389,262	396,806
Diluted	392,851	400,322	391,607	401,499

See notes to consolidated financial statements.
VF Corporation Q3 FY21 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands)	2020	2019	2020	2019
Net income	$347,240	$465,003	$318,349	$1,163,225
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	9,495	46,813	(20,134)	(10,831)
Reclassification of foreign currency translation losses	—	—	42,364	—
Income tax effect	26,779	5,154	51,616	(815)
Defined benefit pension plans
Current period actuarial gains (losses)	(4,636)	35,971	(13,489)	21,361
Amortization of net deferred actuarial losses	3,020	4,203	8,781	12,236
Amortization of deferred prior service costs (credits)	(19)	13	(53)	38
Reclassification of net actuarial loss from settlement charge	544	24,943	1,116	25,462
Income tax effect	429	(16,334)	1,151	(15,835)
Derivative financial instruments
Gains (losses) arising during the period	(82,491)	(56,699)	(129,817)	9,471
Income tax effect	14,118	10,163	22,845	(759)
Reclassification of net gains realized	(4,271)	(22,563)	(35,930)	(56,746)
Income tax effect	727	3,689	6,545	9,689
Other comprehensive income (loss)	(36,305)	35,353	(65,005)	(6,729)
Comprehensive income	$310,935	$500,356	$253,344	$1,156,496

See notes to consolidated financial statements.
5 VF Corporation Q3 FY21 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$318,349	$1,163,225
Income from discontinued operations, net of tax	25,186	50,993
Income from continuing operations, net of tax	293,163	1,112,232
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	204,580	194,647
Reduction in the carrying amount of right-of-use assets	309,579	282,531
Stock-based compensation	46,109	93,460
Provision for doubtful accounts	22,494	8,999
Pension expense in excess of (less than) contributions	(12,111)	9,428
Other, net	(83)	(124,122)
Changes in operating assets and liabilities:
Accounts receivable	(46,835)	(176,524)
Inventories	266,713	(82,698)
Accounts payable	(6,696)	(97,379)
Income taxes	(18,235)	(45,529)
Accrued liabilities	248,679	(80,357)
Operating lease right-of-use assets and liabilities	(254,544)	(314,465)
Other assets and liabilities	31,464	33,754
Cash provided by operating activities - continuing operations	1,084,277	813,977
Cash provided by operating activities - discontinued operations	57,779	27,649
Cash provided by operating activities	1,142,056	841,626
INVESTING ACTIVITIES
Purchases of short-term investments	(800,000)	—
Proceeds from maturities of short-term investments	200,000	—
Capital expenditures	(152,446)	(179,195)
Software purchases	(51,964)	(36,104)
Other, net	(9,116)	52,728
Cash used by investing activities - continuing operations	(813,526)	(162,571)
Cash used by investing activities - discontinued operations	(3,171)	(11,385)
Cash used by investing activities	(816,697)	(173,956)
FINANCING ACTIVITIES
Net decrease in short-term borrowings	(929,074)	(596,559)
Payments on long-term debt	(1,152)	(4,496)
Payment of debt issuance costs	(21,438)	—
Proceeds from long-term debt	2,996,090	—
Share repurchases	—	(500,003)
Cash dividends paid	(564,904)	(562,298)
Cash received from Kontoor Brands, net of cash transferred of $126.8 million	—	906,148
Proceeds from issuance of Common Stock, net of payments for tax withholdings	45,867	135,086
Cash provided (used) by financing activities	1,525,389	(622,122)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	12,513	(4,927)
Net change in cash, cash equivalents and restricted cash	1,863,261	40,621
Cash, cash equivalents and restricted cash – beginning of year	1,411,322	556,587
Cash, cash equivalents and restricted cash – end of period	$3,274,583	$597,208

Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q3 FY21 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2020	2019
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$3,254,236	$540,029
Other current assets	1,104	3,448
Current assets of discontinued operations	18,771	43,922
Other assets	472	9,809
Total cash, cash equivalents and restricted cash	$3,274,583	$597,208

See notes to consolidated financial statements.
7 VF Corporation Q3 FY21 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 2020
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2020	389,964,718	$97,491	$3,852,358	$(959,658)	$(44,953)	$2,945,238
Net income	—	—	—	—	347,240	347,240
Dividends on Common Stock ($0.49 per share)	—	—	(191,266)	—	—	(191,266)
Stock-based compensation, net	1,021,119	255	74,804	—	(1,792)	73,267
Foreign currency translation and other	—	—	—	36,274	—	36,274
Defined benefit pension plans	—	—	—	(662)	—	(662)
Derivative financial instruments	—	—	—	(71,917)	—	(71,917)
Balance, December 2020	390,985,837	$97,746	$3,735,896	$(995,963)	$300,495	$3,138,174

	Three Months Ended December 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2019	398,865,790	$99,716	$4,072,640	$(930,725)	$1,405,988	$4,647,619
Net income	—	—	—	—	465,003	465,003
Dividends on Common Stock ($0.48 per share)	—	—	—	—	(188,694)	(188,694)
Share repurchases	(5,840,550)	(1,460)	—	—	(498,543)	(500,003)
Stock-based compensation, net	1,502,827	376	109,462	—	(1,526)	108,312
Foreign currency translation and other	—	—	—	51,967	—	51,967
Defined benefit pension plans	—	—	—	48,796	—	48,796
Derivative financial instruments	—	—	—	(65,410)	—	(65,410)
Balance, December 2019	394,528,067	$98,632	$4,182,102	$(895,372)	$1,182,228	$4,567,590

Continued on next page.
See notes to consolidated financial statements.

VF Corporation Q3 FY21 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended December 2020
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2020	388,812,158	$97,203	$4,183,780	$(930,958)	$7,309	$3,357,334
Net income	—	—	—	—	318,349	318,349
Dividends on Common Stock ($1.45 per share)	—	—	(564,904)	—	—	(564,904)
Stock-based compensation, net	2,173,679	543	117,020	—	(25,163)	92,400
Foreign currency translation and other	—	—	—	73,846	—	73,846
Defined benefit pension plans	—	—	—	(2,494)	—	(2,494)
Derivative financial instruments	—	—	—	(136,357)	—	(136,357)
Balance, December 2020	390,985,837	$97,746	$3,735,896	$(995,963)	$300,495	$3,138,174

	Nine Months Ended December 2019
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2019	396,824,662	$99,206	$3,921,784	$(902,075)	$1,179,601	$4,298,516
Adoption of new accounting standard, ASU 2016-02	—	—	—	—	(2,491)	(2,491)
Adoption of new accounting standard, ASU 2018-02	—	—	—	(61,861)	61,861	—
Net income	—	—	—	—	1,163,225	1,163,225
Dividends on Common Stock ($1.42 per share)	—	—	—	—	(562,298)	(562,298)
Share repurchases	(5,840,550)	(1,460)	—	—	(498,543)	(500,003)
Stock-based compensation, net	3,543,955	886	260,318	—	(28,919)	232,285
Foreign currency translation and other	—	—	—	(11,646)	—	(11,646)
Defined benefit pension plans	—	—	—	43,262	—	43,262
Derivative financial instruments	—	—	—	(38,345)	—	(38,345)
Spin-off of Jeans Business	—	—	—	75,293	(130,208)	(54,915)
Balance, December 2019	394,528,067	$98,632	$4,182,102	$(895,372)	$1,182,228	$4,567,590

See notes to consolidated financial statements.

9 VF Corporation Q3 FY21 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q3 FY21 Form 10-Q 10

NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 29, 2020 through April 3, 2021 ("Fiscal 2021"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2021. For presentation purposes herein, all references to periods ended December 2020 and December 2019 relate to the fiscal periods ended on December 26, 2020 and December 28, 2019, respectively. References to March 2020 relate to information as of March 28, 2020.
On January 21, 2020, VF announced its decision to explore the divestiture of its Occupational Workwear business. The Occupational Workwear business is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also includes certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. During the three months ended March 2020, the Company determined that the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Occupational Workwear business and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. These changes have been applied to all periods presented.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2020 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended December 2020 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2021. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 28, 2020 (“Fiscal 2020 Form 10-K”).
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
11 VF Corporation Q3 FY21 Form 10-Q

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
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU No. 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans", an update that modifies the annual disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. The guidance is effective for VF in Fiscal 2021, but the Company does not expect the adoption of this guidance to have a material impact on VF's annual disclosures.
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
NOTE 3 — REVENUES
The following table provides information about accounts receivable, contract assets and contract liabilities:

(In thousands)	December 2020	March 2020	December 2019
Accounts receivable, net	$1,411,565	$1,308,051	$1,539,923
Contract assets (a)	1,512	1,181	1,789
Contract liabilities (b)	55,995	37,498	54,260
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three and nine months ended December 2020, the Company recognized $75.2 million and $195.9 million, respectively, of revenue that was included in the contract liability balance during the periods, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
For the three and nine months ended December 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
As of December 2020, the Company expects to recognize $68.6 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms, including $5.8 million during the remainder of Fiscal 2021. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of December 2020, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
VF Corporation Q3 FY21 Form 10-Q 12

Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues were affected by economic factors. The wholesale channel includes fees generated from sourcing activities as the customers and point-in-time revenue recognition are similar to other wholesale arrangements.

	Three Months Ended December 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$763,743	$465,857	$200,872	$3,106	$1,433,578
Direct-to-consumer	804,711	655,922	63,470	89	1,524,192
Royalty	2,589	5,342	5,840	—	13,771
Total	$1,571,043	$1,127,121	$270,182	$3,195	$2,971,541

Geographic revenues
United States	$776,674	$620,261	$170,760	$—	$1,567,695
International	794,369	506,860	99,422	3,195	1,403,846
Total	$1,571,043	$1,127,121	$270,182	$3,195	$2,971,541

	Three Months Ended December 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$857,939	$527,206	$196,342	$4,750	$1,586,237
Direct-to-consumer	796,632	706,186	46,384	1,340	1,550,542
Royalty	4,537	6,070	8,337	—	18,944
Total	$1,659,108	$1,239,462	$251,063	$6,090	$3,155,723

Geographic revenues
United States	$903,184	$686,733	$162,411	$—	$1,752,328
International	755,924	552,729	88,652	6,090	1,403,395
Total	$1,659,108	$1,239,462	$251,063	$6,090	$3,155,723

	Nine Months Ended December 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,746,203	$1,371,889	$527,378	$4,381	$3,649,851
Direct-to-consumer	1,314,386	1,510,354	144,113	297	2,969,150
Royalty	6,089	16,396	14,672	—	37,157
Total	$3,066,678	$2,898,639	$686,163	$4,678	$6,656,158

Geographic revenues
United States	$1,451,827	$1,472,145	$446,850	$—	$3,370,822
International	1,614,851	1,426,494	239,313	4,678	3,285,336
Total	$3,066,678	$2,898,639	$686,163	$4,678	$6,656,158
13 VF Corporation Q3 FY21 Form 10-Q

	Nine Months Ended December 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,375,117	$1,897,118	$547,104	$22,730	$4,842,069
Direct-to-consumer	1,410,658	1,969,700	110,356	7,692	3,498,406
Royalty	9,890	18,404	17,366	—	45,660
Total	$3,795,665	$3,885,222	$674,826	$30,422	$8,386,135

Geographic revenues
United States	$1,943,491	$2,109,479	$454,565	$—	$4,507,535
International	1,852,174	1,775,743	220,261	30,422	3,878,600
Total	$3,795,665	$3,885,222	$674,826	$30,422	$8,386,135
NOTE 4 — ACQUISITION
On November 8, 2020, VF entered into a definitive merger agreement to acquire 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme"). The acquisition was completed on December 28, 2020, in VF's fourth quarter of Fiscal 2021, for an aggregate base purchase price of $2.1 billion, which was funded with cash on hand and short-term borrowings. At the end of the third quarter, VF designated $2.2 billion of cash for the acquisition, which is included in the cash and equivalents line item in the Consolidated Balance Sheet as of December 2020, as there were no legal or other restrictions related to these amounts. The base purchase price is subject to working capital and other adjustments. VF may make an additional future payment of up to $300.0 million, subject to the satisfaction of certain post-closing performance milestones through January 2022.
Supreme was a privately-held company based in New York, New York and is a global streetwear leader that sells apparel, accessories and footwear under its namesake brand, Supreme®, through direct-to-consumer channels, including digital. The acquisition of Supreme accelerates VF's consumer-minded, retail-centric, hyper-digital business model transformation and builds on a long-standing relationship between Supreme and VF, with the Supreme® brand being a regular collaborator with VF's
Vans®, The North Face® and Timberland® brands. The acquisition also provides VF with deeper access to attractive consumer segments and the ability to leverage VF's enterprise platforms and capabilities to enable sustainable long-term growth.
The Company recognized $6.6 million of transaction and deal-related expenses in the three and nine months ended December 2020 in the selling, general and administrative expenses line item in the Consolidated Statements of Operations.
In connection with the acquisition, VF deposited in escrow 605,050 shares of VF Common Stock, which are subject to certain restrictions, for a key member of Supreme management. The common shares are subject to certain future service requirements and vest over periods of up to four years. VF will recognize the stock-based compensation cost for the fair value of these awards over the vesting periods.
The Company is still in the process of aligning accounting policies, determining purchase price and valuing the assets acquired and liabilities assumed, and as such, certain disclosures regarding this transaction have not been included herein.
NOTE 5 — DISCONTINUED OPERATIONS

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
During the three months ended March 2020, the Company determined the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Occupational Workwear business and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations were income of $19.6 million and $25.2 million for the three and nine months ended December 2020, respectively, and $31.1 million and $86.8 million for the three and nine months ended December 2019, respectively.
Certain corporate overhead costs and segment costs previously allocated to the Occupational Workwear business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.
VF Corporation Q3 FY21 Form 10-Q 14

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
The results of the Wrangler®, Lee® and Rock & Republic® brands were previously reported in the Jeans segment, the results of the Wrangler® RIGGS brand were previously reported in the Work segment, and the results of the non-VF products sold in VF OutletTM stores were previously reported in the Other category included in the reconciliation of segment revenues and segment profit. The results of the Jeans business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations were income of $12.3 million and a loss of $35.8 million for the three and nine months ended December 2019, respectively, including $59.5 million of separation and related expenses during the nine months ended December 2019.
In connection with the spin-off of the Jeans business, the Company entered into several agreements with Kontoor Brands that govern the relationship of the parties following the spin-off including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the VF Intellectual Property License Agreement and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, the Company and Kontoor Brands agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting related services for periods up to 24 months. VF and Kontoor Brands have agreed to continue certain services on commercial terms, primarily related to information technology services, for various periods but no longer than through May 31, 2022. Payments and operating expense reimbursements for transition services are recorded within the reportable segments or within the corporate and other expenses line item, in the reconciliation of segment profit in Note 15, based on the function providing the service.
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Occupational Workwear business and the Jeans business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2020	2019	2020	2019
Net revenues	$176,464	$229,023	$464,107	$998,561
Cost of goods sold	115,801	148,810	330,418	632,754
Selling, general and administrative expenses	35,576	41,450	103,743	279,933
Interest income, net	68	523	541	1,115
Other income (expense), net	22	(8)	101	(672)
Income from discontinued operations before income taxes	25,177	39,278	30,588	86,317
Income tax expense (benefit) (a)	5,596	(4,143)	5,402	35,324
Income from discontinued operations, net of tax	$19,581	$43,421	$25,186	$50,993
(a)Income tax benefit for the three months ended December 2019 reflects a return to accrual adjustment to the previously recorded tax expense related to the Jeans business. Income tax expense for the nine months ended December 2019 includes additional tax expense on nondeductible transaction costs and uncertain tax positions related to the Jeans business.
15 VF Corporation Q3 FY21 Form 10-Q

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	December 2020	March 2020	December 2019
Cash and equivalents	$18,771	$39,752	$43,922
Accounts receivable, net	91,554	83,650	101,835
Inventories	242,204	294,000	310,510
Other current assets	12,802	6,701	8,137
Property, plant and equipment, net	48,605	44,863	41,566
Intangible assets, net	54,472	54,471	60,443
Goodwill	43,530	43,530	49,630
Operating lease right-of-use assets	42,930	38,941	39,565
Other assets	5,780	5,231	5,098
Total assets of discontinued operations	$560,648	$611,139	$660,706

Accounts payable	$50,434	$63,380	$67,244
Accrued liabilities	34,470	29,699	33,812
Operating lease liabilities	33,073	35,867	38,310
Other liabilities	6,303	2,270	2,651
Deferred income tax liabilities (a)	(4,095)	(4,435)	(10,247)
Total liabilities of discontinued operations	$120,185	$126,781	$131,770
(a)Deferred income tax balances reflect VF's consolidated netting by jurisdiction.
NOTE 6 — INVENTORIES

(In thousands)	December 2020	March 2020	December 2019
Finished products	$1,008,796	$1,201,562	$1,164,967
Work-in-process	55,352	67,603	66,124
Raw materials	11,835	24,747	23,369
Total inventories	$1,075,983	$1,293,912	$1,254,460
NOTE 7 — INTANGIBLE ASSETS

			December 2020			March 2020
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19 years	Accelerated	$271,910	$149,553	$122,357	$137,017
License agreements	19 years	Accelerated	8,095	5,478	2,617	2,548
Other	8 years	Straight-line	8,796	6,440	2,356	2,909
Amortizable intangible assets, net					127,330	142,474
Indefinite-lived intangible assets:
Trademarks and trade names					1,734,712	1,712,071
Intangible assets, net					$1,862,042	$1,854,545
Amortization expense for the three and nine months ended December 2020 was $4.3 million and $13.2 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2021 is $17.0 million, $15.4 million, $14.3 million, $13.8 million and $13.3 million, respectively.
VF Corporation Q3 FY21 Form 10-Q 16

NOTE 8 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2020	$653,433	$389,848	$112,738	$1,156,019
Currency translation	14,772	21,618	1,803	38,193
Balance, December 2020	$668,205	$411,466	$114,541	$1,194,212
Accumulated impairment charges for the Outdoor segment were $323.2 million as of December 2020 and March 2020. No impairment charges were recorded during the nine months ended December 2020.
NOTE 9 — LEASES
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

	Three Months Ended December		Nine Months Ended December

(In thousands)	2020	2019	2020	2019
Operating lease cost	$110,970	$103,339	$326,501	$309,950
Other lease costs	19,336	36,165	53,906	85,271
Total lease cost	$130,306	$139,504	$380,407	$395,221

During the nine months ended December 2020 and 2019, the Company paid $289.4 million and $314.7 million of cash for operating leases, respectively. The decrease was primarily driven by the timing of payments and lease concessions related to the effects of COVID-19. During the nine months ended December 2020 and 2019, the Company obtained $506.7 million and $347.9 million of right-of-use assets in exchange for lease liabilities, respectively.
17 VF Corporation Q3 FY21 Form 10-Q

NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Revolving Credit Facility
In April 2020, VF entered into Amendment No. 1 to its $2.25 billion senior unsecured revolving line of credit (the "Global Credit Facility") (the “Amendment”). The Amendment provides for (i) an increase in VF’s consolidated indebtedness to consolidated capitalization ratio financial covenant to 0.70 to 1.00 (from 0.60 to 1.00) through the last day of the fiscal quarter ending March 31, 2022, (ii) calculation of consolidated indebtedness (and, thereby consolidated capitalization) net of unrestricted cash of VF and its subsidiaries and (iii) testing of such financial covenant solely as of the last day of each fiscal quarter during such period. In addition, the Amendment requires VF and its subsidiaries to maintain minimum liquidity in the form of unrestricted cash and unused financing commitments of not less than $750.0 million at all times during such period. As of December 2020, VF was in compliance with all covenants.
Short-term Borrowings
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings as of December 2020 were $286.0 million. VF also has $71.2 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $13.7 million at December 2020.
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
VF used a portion of the net proceeds from this offering to repay borrowings under its Global Credit Facility. The aggregate outstanding balance of these notes was $2.98 billion at December 2020, which was net of unamortized original issue discount and debt issuance costs.
NOTE 11 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2020	2019	2020	2019
Service cost – benefits earned during the period	$3,837	$3,401	$11,252	$10,192
Interest cost on projected benefit obligations	11,764	14,581	35,693	44,085
Expected return on plan assets	(20,586)	(23,176)	(61,696)	(69,505)
Settlement charges	544	24,943	1,116	25,462
Amortization of deferred amounts:
Net deferred actuarial losses	3,020	4,203	8,781	12,236
Deferred prior service costs (credits)	(19)	13	(53)	38
Net periodic pension cost (income)	$(1,440)	$23,965	$(4,907)	$22,508
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
VF contributed $7.3 million to its defined benefit plans during the nine months ended December 2020, and intends to make approximately $11.5 million of contributions during the remainder of Fiscal 2021.
VF recorded $0.5 million and $1.1 million in settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the three and nine months ended December 2020, respectively. The settlement charges related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate.
VF Corporation Q3 FY21 Form 10-Q 18

The discount rate used to determine the supplemental defined benefit pension obligation was 2.62% and 2.87% as of December 2020 and September 2020, respectively.
Additionally, during the three months ended December 2019, the Company offered former employees in the U.S. qualified defined benefit pension plan a one-time option to receive a distribution of their deferred vested benefits. As a result, VF recorded a $22.9 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations during the three months ended December 2019 to recognize the related deferred actuarial losses in accumulated other comprehensive income (loss). VF also recorded $2.0 million and $2.5 million in settlement charges for the three and nine months ended December 2019, respectively, related to the supplemental defined benefit pension plan.
NOTE 12 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
During the nine months ended December 2020, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of December 2020, March 2020 or December 2019. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
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

(In thousands)	December 2020	March 2020	December 2019
Foreign currency translation and other	$(663,863)	$(737,709)	$(663,319)
Defined benefit pension plans	(264,966)	(262,472)	(249,530)
Derivative financial instruments	(67,134)	69,223	17,477
Accumulated other comprehensive income (loss)	$(995,963)	$(930,958)	$(895,372)
The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended December 2020
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2020	$(700,137)	$(264,304)	$4,783	$(959,658)
Other comprehensive income (loss) before reclassifications	36,274	(3,541)	(68,373)	(35,640)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,879	(3,544)	(665)
Net other comprehensive income (loss)	36,274	(662)	(71,917)	(36,305)
Balance, December 2020	$(663,863)	$(264,966)	$(67,134)	$(995,963)

	Three Months Ended December 2019
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2019	$(715,286)	$(298,326)	$82,887	$(930,725)
Other comprehensive income (loss) before reclassifications	51,967	26,827	(46,536)	32,258
Amounts reclassified from accumulated other comprehensive income (loss)	—	21,969	(18,874)	3,095
Net other comprehensive income (loss)	51,967	48,796	(65,410)	35,353
Balance, December 2019	$(663,319)	$(249,530)	$17,477	$(895,372)
19 VF Corporation Q3 FY21 Form 10-Q

	Nine Months Ended December 2020
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2020	$(737,709)	$(262,472)	$69,223	$(930,958)
Other comprehensive income (loss) before reclassifications	31,482	(10,183)	(106,972)	(85,673)
Amounts reclassified from accumulated other comprehensive income (loss)	42,364	7,689	(29,385)	20,668
Net other comprehensive income (loss)	73,846	(2,494)	(136,357)	(65,005)
Balance, December 2020	$(663,863)	$(264,966)	$(67,134)	$(995,963)

	Nine Months Ended December 2019
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2019	$(725,679)	$(243,184)	$66,788	$(902,075)
Adoption of new accounting standard, ASU 2018-02	(9,088)	(50,402)	(2,371)	(61,861)
Other comprehensive income (loss) before reclassifications	(11,646)	15,108	8,712	12,174
Amounts reclassified from accumulated other comprehensive income (loss)	—	28,154	(47,057)	(18,903)
Spin-off of Jeans Business	83,094	794	(8,595)	75,293
Net other comprehensive income (loss)	62,360	(6,346)	(49,311)	6,703
Balance, December 2019	$(663,319)	$(249,530)	$17,477	$(895,372)
VF Corporation Q3 FY21 Form 10-Q 20

Reclassifications out of accumulated OCI were as follows:

(In thousands)		Three Months Ended December		Nine Months Ended December
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations

		2020	2019	2020	2019
Losses on foreign currency translation and other:
Liquidation of foreign entities	Other income (expense), net	$—	$—	$(42,364)	$—
Total before tax		—	—	(42,364)	—
Tax (expense) benefit		—	—	—	—
Net of tax		—	—	(42,364)	—
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(3,020)	(4,203)	(8,781)	(12,236)
Deferred prior service (costs) credits	Other income (expense), net	19	(13)	53	(38)
Pension settlement charges	Other income (expense), net	(544)	(24,943)	(1,116)	(25,462)
Total before tax		(3,545)	(29,159)	(9,844)	(37,736)
Tax benefit		666	7,190	2,155	9,582
Net of tax		(2,879)	(21,969)	(7,689)	(28,154)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	4,048	(5,507)	6,354	(11,226)
Foreign exchange contracts	Cost of goods sold	224	27,157	25,372	60,989
Foreign exchange contracts	Selling, general and administrative expenses	586	1,231	2,934	3,329
Foreign exchange contracts	Other income (expense), net	(613)	1,006	1,190	7,574
Interest rate contracts	Interest expense	26	(1,324)	80	(3,920)
Total before tax		4,271	22,563	35,930	56,746
Tax expense		(727)	(3,689)	(6,545)	(9,689)
Net of tax		3,544	18,874	29,385	47,057
Total reclassifications for the period, net of tax		$665	$(3,095)	$(20,668)	$18,903
21 VF Corporation Q3 FY21 Form 10-Q

NOTE 13 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the nine months ended December 2020, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 1,687,794 shares of its Common Stock at a weighted average exercise price of $55.79 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Nine Months Ended December 2020
Expected volatility	28% to 48%
Weighted average expected volatility	37%
Expected term (in years)	6.2 to 8.0
Weighted average dividend yield	2.4%
Risk-free interest rate	0.1% to 0.8%
Weighted average fair value at date of grant	$15.79

During the nine months ended December 2020, VF granted 398,203 performance-based restricted stock units ("RSUs") to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The weighted average fair market value of VF Common Stock at the dates the units were granted was $60.12 per share. The financial targets include 50% weighting based on VF's revenue growth over the three-year period compared to a group of industry peers and 50% weighting based on VF's total shareholder return ("TSR") over the three-year period compared to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR portion of the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $81.60 per share. Additionally, the actual number of performance-based RSUs earned may be adjusted upward or downward by 25% of the target award, based on VF's gross margin performance over the three-year period.
Also during the nine months ended December 2020, VF granted 16,775 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $55.74 per share.
VF granted 30,500 nonperformance-based RSUs to certain key employees in international jurisdictions during the nine months ended December 2020. These units vest over periods of up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $59.80 per share.
In addition, VF granted 269,836 nonperformance-based RSUs to employees during the nine months ended December 2020. These awards vest 50% over a two-year period and 50% over a four-year period from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $55.90 per share.
VF granted 94,242 restricted shares of VF Common Stock to certain members of management during the nine months ended December 2020. These shares vest over periods of up to four years from the date of grant. The weighted average fair market value of VF Common Stock at the dates the shares were granted was $59.42 per share.
NOTE 14 — INCOME TAXES

The effective income tax rate for the nine months ended December 2020 was 20.2% compared to 0.4% in the 2019 period. The nine months ended December 2020 included a net discrete tax expense of $3.7 million, which included a $15.2 million net tax expense related to unrecognized tax benefits and interest, a $2.3 million tax benefit related to stock compensation, a $4.9 million net tax benefit related to return to accrual adjustments and a $4.3 million net tax benefit related to withholding taxes on prior foreign earnings. Excluding the $3.7 million net discrete tax expense in the 2020 period, the effective income tax rate would have been 19.2%. The nine months ended December 2019 included a net discrete tax benefit of $169.4 million, which primarily related to the $164.4 million tax benefit recognized due to the enactment of Switzerland's Federal Act on Tax Reform and AHV Financing. Excluding the $169.4 million net discrete tax benefit in the 2019 period, the effective income tax rate would have been 15.6%. Without discrete items, the effective income tax rate for the nine months ended December 2020 increased by 3.6% compared with the 2019 period primarily due to losses generated in the current year.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue
VF Corporation Q3 FY21 Form 10-Q 22

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
On December 22, 2016, Belgium adopted a law which entitled the Belgium tax authorities to issue tax assessments, and demand timely payments from companies which benefited from the excess profits regime. On January 10, 2017, VF Europe BVBA received an assessment for €31.9 million tax and interest related to excess profits benefits received in prior years. VF Europe BVBA remitted €31.9 million ($33.9 million) on January 13, 2017, which was recorded as an income tax receivable in 2017 based on the expected success of the aforementioned requests for annulment. An additional assessment of €3.1 million ($3.8 million) was received and paid in January 2018. On February 14, 2019, the General Court annulled the EU decision and on April 26, 2019, the EU appealed the General Court’s annulment. Both listed requests for annulment remain open and unresolved. Additionally, the EU has initiated proceedings related to individual rulings granted by Belgium, including the ruling granted to VF. If this matter is adversely resolved, these amounts will not be collected by VF.
During the nine months ended December 2020, the amount of net unrecognized tax benefits and associated interest increased by $17.7 million to $182.9 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $31.1 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $12.7 million would reduce income tax expense.
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
The Company's reportable segments have been identified as: Outdoor, Active and Work. We have included an Other category in the table below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other includes results primarily related to the sale of non-VF products. Financial information for VF's reportable segments was as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2020	2019	2020	2019
Segment revenues:
Outdoor	$1,571,043	$1,659,108	$3,066,678	$3,795,665
Active	1,127,121	1,239,462	2,898,639	3,885,222
Work	270,182	251,063	686,163	674,826
Other	3,195	6,090	4,678	30,422
Total segment revenues	$2,971,541	$3,155,723	$6,656,158	$8,386,135
Segment profit (loss):
Outdoor	$311,767	$348,995	$283,531	$525,107
Active	201,373	286,474	467,632	982,240
Work	16,900	22,111	13,672	52,129
Other	(4,435)	(2,800)	(9,322)	(2,035)
Total segment profit	525,605	654,780	755,513	1,557,441
Corporate and other expenses (a)	(107,122)	(136,885)	(297,434)	(391,236)
Interest expense, net	(31,776)	(17,337)	(90,656)	(49,306)
Income from continuing operations before income taxes	$386,707	$500,558	$367,423	$1,116,899
(a)Certain corporate overhead and other costs of $6.6 million and $18.9 million for the three and nine-month periods ended December 2019, respectively, previously allocated to the Work segment have been reallocated to continuing operations.
23 VF Corporation Q3 FY21 Form 10-Q

NOTE 16 — EARNINGS PER SHARE

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2020	2019	2020	2019
Earnings per share – basic:
Income from continuing operations	$327,659	$421,582	$293,163	$1,112,232
Weighted average common shares outstanding	389,872	395,940	389,262	396,806
Earnings per share from continuing operations	$0.84	$1.06	$0.75	$2.80
Earnings per share – diluted:
Income from continuing operations	$327,659	$421,582	$293,163	$1,112,232
Weighted average common shares outstanding	389,872	395,940	389,262	396,806
Incremental shares from stock options and other dilutive securities	2,979	4,382	2,345	4,693
Adjusted weighted average common shares outstanding	392,851	400,322	391,607	401,499
Earnings per share from continuing operations	$0.83	$1.05	$0.75	$2.77

Outstanding options to purchase approximately 1.5 million and 4.1 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2020, respectively, and outstanding options to purchase approximately 1.5 million shares were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2019, because the effect of their inclusion would have been anti-dilutive.
In addition, 0.8 million and 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2020, respectively, and 0.8 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2019, because these units were not considered to be contingent outstanding shares in those periods.
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
VF Corporation Q3 FY21 Form 10-Q 24

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
December 2020
Financial assets:
Cash equivalents:
Money market funds	$546,719	$546,719	$—	$—
Time deposits	17,408	17,408	—	—
Short-term investments	599,403	599,403	—	—
Derivative financial instruments	16,209	—	16,209	—
Deferred compensation	135,710	135,710	—	—
Financial liabilities:
Derivative financial instruments	97,835	—	97,835	—
Deferred compensation	148,179	—	148,179	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2020
Financial assets:
Cash equivalents:
Money market funds	$1,211,887	$1,211,887	$—	$—
Time deposits	1,932	1,932	—	—
Derivative financial instruments	91,834	—	91,834	—
Deferred compensation	105,706	105,706	—	—
Financial liabilities:
Derivative financial instruments	14,531	—	14,531	—
Deferred compensation	113,289	—	113,289	—
(a)There were no transfers among the levels within the fair value hierarchy during the nine months ended December 2020 or the year ended March 2020.

VF’s cash equivalents include money market funds, and time deposits with maturities within three months of their purchase dates, that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. VF's short-term investments include excess cash invested in a managed income fund that approximates fair value based on Level 1 measurements. VF’s deferred compensation assets primarily represent investments held within plan trusts as an economic hedge of the related deferred compensation liabilities. These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2020 and March 2020, their carrying values approximated fair value. Additionally, at December 2020 and March 2020, the carrying values of VF’s long-term debt, including the current portion, were $5,787.6 million and $2,609.3 million, respectively, compared with fair values of $6,276.8 million and $2,672.9 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

25 VF Corporation Q3 FY21 Form 10-Q

NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.5 billion at December 2020,
$2.6 billion at March 2020 and $2.8 billion at December 2019, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, South Korean won, Mexican peso, Swedish krona, Polish zloty, Japanese yen, and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2020	March 2020	December 2019	December 2020	March 2020	December 2019
Foreign currency exchange contracts designated as hedging instruments	$12,457	$78,298	$46,573	$(96,437)	$(12,682)	$(42,050)
Foreign currency exchange contracts not designated as hedging instruments	3,752	13,536	5,070	(1,398)	(1,849)	(929)
Total derivatives	$16,209	$91,834	$51,643	$(97,835)	$(14,531)	$(42,979)
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

	December 2020		March 2020		December 2019

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$16,209	$(97,835)	$91,834	$(14,531)	$51,643	$(42,979)
Gross amounts not offset in the Consolidated Balance Sheets	(16,209)	16,209	(14,393)	14,393	(27,958)	27,958
Net amounts	$—	$(81,626)	$77,441	$(138)	$23,685	$(15,021)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	December 2020	March 2020	December 2019
Other current assets	$15,510	$71,784	$49,650
Accrued liabilities	(77,317)	(11,378)	(34,710)
Other assets	699	20,050	1,993
Other liabilities	(20,518)	(3,153)	(8,269)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended December		Gain (Loss) on Derivatives Recognized in OCI Nine Months Ended December

Cash Flow Hedging Relationships	2020	2019	2020	2019
Foreign currency exchange	$(82,491)	$(56,699)	$(129,817)	$9,471
VF Corporation Q3 FY21 Form 10-Q 26

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended December		Gain (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended December

Location of Gain (Loss)	2020	2019	2020	2019
Net revenues	$4,048	$(5,507)	$6,354	$(11,226)
Cost of goods sold	224	27,157	25,372	60,989
Selling, general and administrative expenses	586	1,231	2,934	3,329
Other income (expense), net	(613)	1,006	1,190	7,574
Interest expense	26	(1,324)	80	(3,920)
Total	$4,271	$22,563	$35,930	$56,746

Derivative Contracts Not Designated as Hedges
VF uses derivative contracts to manage foreign currency exchange risk on third-party accounts receivable and payable, as well as intercompany borrowings. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. Certain derivative contracts were de-designated as the hedged forecasted transactions were no longer deemed probable of occurring primarily as a result of the COVID-19 pandemic and other actions taken by the Company. Accordingly, the Company reclassified amounts from accumulated OCI and recognized a $0.6 million and $4.3 million net gain during the three and nine months ended December 2020, respectively, which were primarily recorded in net revenues and cost of goods sold.
The changes in fair value of derivative contracts not designated as hedges that have been recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three and nine months ended December 2020 and December 2019.
Other Derivative Information
At December 2020, accumulated OCI included $55.3 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its €1.850 billion of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three and nine-month periods ended December 2020, the Company recognized an after-tax loss of $79.2 million and $150.8 million, respectively, in OCI related to the net investment hedge transaction, and an after-tax loss of $15.3 million and an after-tax gain of $2.3 million for the three and nine-month periods ended December 2019, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
NOTE 19 — RESTRUCTURING
The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three and nine months ended December 2020, VF recognized $38.2 million and $84.0 million of restructuring charges, respectively, related to approved initiatives. Of the restructuring charges recognized in the three and nine months ended December 2020, $15.7 million and $44.4 million were reflected in selling, general and administrative expenses, respectively, and $22.5 million and $39.6 million in cost of goods sold, respectively. The Company has not recognized any significant incremental costs related to accruals for the year ended March 2020 or prior periods.
Of the $60.0 million total restructuring accrual at December 2020, $54.8 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $5.2 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
27 VF Corporation Q3 FY21 Form 10-Q

The components of the restructuring charges are as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2020	2019	2020	2019
Severance and employee-related benefits	$24,545	$3,859	$52,937	$7,116
Asset impairments	—	—	10,557	—
Accelerated depreciation	3,429	—	10,093	—
Inventory write-downs	7,115	—	7,115	—
Contract termination and other	3,107	—	3,324	2,121
Total restructuring charges	$38,196	$3,859	$84,026	$9,237
Restructuring costs by business segment are as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2020	2019	2020	2019
Outdoor	$2,676	$1,670	$9,271	$6,400
Active	3,275	322	3,938	789
Work	8,409	1,460	27,216	1,641
Corporate and other	23,836	407	43,601	407
Total	$38,196	$3,859	$84,026	$9,237
The activity in the restructuring accrual for the nine-month period ended December 2020 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2020	$38,052	$2,888	$40,940
Charges	52,937	3,693	56,630
Cash payments	(35,393)	(2,392)	(37,785)
Adjustments to accruals	(166)	189	23
Impact of foreign currency	15	170	185
Accrual at December 2020	$55,445	$4,548	$59,993
NOTE 20 — CONTINGENCIES

The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our consolidated financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing at dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $175 million. Further, this timing matter is impacted by the Tax Cuts and Jobs Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 21 — SUBSEQUENT EVENTS

On December 28, 2020, in VF's fourth quarter of Fiscal 2021, VF completed the acquisition of Supreme for an aggregate base purchase price of $2.1 billion in cash, subject to working capital and other adjustments. Refer to Note 4 for additional information.
On January 20, 2021, VF’s Board of Directors declared a quarterly cash dividend of $0.49 per share, payable on March 22, 2021 to stockholders of record on March 10, 2021.

VF Corporation Q3 FY21 Form 10-Q 28

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 29, 2020 through April 3, 2021 ("Fiscal 2021"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2021. For presentation purposes herein, all references to periods ended December 2020 and December 2019 relate to the fiscal periods ended on December 26, 2020 and December 28, 2019, respectively. References to March 2020 relate to information as of March 28, 2020.
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
On January 21, 2020, VF announced its decision to explore the divestiture of its Occupational Workwear business. The
Occupational Workwear business is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also includes certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. During the three months ended March 2020, the Company determined that the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Occupational Workwear business and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. These changes have been applied to all periods presented.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.
Refer to Note 5 to VF’s consolidated financial statements for additional information on discontinued operations.
On November 8, 2020, VF entered into a definitive merger agreement to acquire 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme"). The acquisition was completed on December 28, 2020, in VF's fourth quarter of Fiscal 2021, for an aggregate base purchase price of $2.1 billion, subject to working capital and other adjustments, which was funded with cash on hand and short-term borrowings.
Refer to Note 4 to VF's consolidated financial statements for additional information on the acquisition.

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
During the third quarter, nearly all of the VF-operated retail stores in the Asia-Pacific region remained open. In North America, over 95 percent of VF-operated retail stores were open at the beginning of the third quarter with all VF-owned retail stores reopened by mid-October. Since that time, additional stores in North America have reclosed, with approximately 15 percent of stores closed at the end of the third quarter. The majority of the closures were Vans® stores, predominantly based in California. In addition, other stores in North America were operating with reduced capacity. Subsequent to the end of the third quarter, stores in North America have begun to reopen and currently less than 10 percent of stores are closed in the region. In the Europe region, nearly all VF-operated retail stores were open at the beginning of the third quarter, however due to stores that reclosed, approximately 50 percent of stores were open at the end of the third quarter. Subsequent to the end of the third quarter, additional VF-operated retail stores in the Europe region have reclosed, resulting in over 60 percent of stores currently closed. VF is continuing to monitor the COVID-19 outbreak globally and will comply with guidance from government entities and public health authorities to prioritize the health and well-being of its employees, customers, trade partners and consumers. As COVID-19 uncertainty continues, retail store reclosures may occur.
Consistent with VF’s long-term strategy, the Company’s digital platform remains a high priority through which its brands stay connected with consumer communities while providing experiential content. Prior to the COVID-19 pandemic, consumer
29 VF Corporation Q3 FY21 Form 10-Q

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
In response to COVID-19, various government programs have been announced to provide financial relief to affected businesses including the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act, among other things, provides employer payroll tax credits for wages paid to employees unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Other foreign government programs available to VF also provide certain payroll tax credits and wage subsidies. The Company recognized $8.3 million and $76.0 million during the three and nine months ended December 2020, respectively, as a result of relief from the CARES Act and other governmental packages, which were recorded as a reduction in selling, general and administrative expenses. The Company also intends to defer qualified payroll and other tax payments as permitted by the CARES Act and other governmental packages.
The COVID-19 pandemic is ongoing and dynamic in nature, and has driven global uncertainty and disruption. As a result, COVID-19 had a significant negative impact on the Company's business, including the consolidated financial condition, results of operations and cash flows during the three and nine months ended December 2020. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect ongoing disruption to our business. Given our current business operations, assuming no material deterioration as a result of COVID-19, governmental actions and regulations, full-year Fiscal 2021 revenue is expected to be between $9.1 billion and $9.2 billion, which reflects a decrease of approximately 12% to 13% when compared to full-year Fiscal 2020. This outlook includes the expected revenue contribution during the fourth quarter from Supreme. Additionally, we expect COVID-19 will have a significant negative impact on full-year Fiscal 2021 net income when compared to full-year Fiscal 2020.

Enterprise Protection Strategy
VF has taken a number of actions to advance its Enterprise Protection Strategy in response to the COVID-19 pandemic.
On April 23, 2020, VF closed its sale of senior unsecured notes, which provided net proceeds to the Company of approximately $2.97 billion. A portion of the net proceeds was used to repay borrowings under the Company's senior unsecured revolving credit facility (the "Global Credit Facility") and the remaining net proceeds will be used for general corporate purposes. At December 2020, VF had approximately $3.9 billion of cash and equivalents and short-term investments, including $2.2 billion of cash designated for the Supreme acquisition that was completed in the fourth quarter. Additionally, VF had approximately $1.9 billion available for borrowing against the Global Credit Facility, subject to certain restrictions including a $750.0 million minimum liquidity requirement.
Other actions VF has taken to support its business in response to the COVID-19 pandemic include the Company's decision to temporarily pause its share repurchase program. The Company currently has $2.8 billion remaining under its current share repurchase authorization. The Company paid a cash dividend of $0.49 per share and $1.45 per share during the three and nine months ended December 2020, respectively, and has declared a cash dividend of $0.49 per share that is payable in the fourth quarter of Fiscal 2021. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend and is not contemplating the suspension of its dividend at this time. VF's planned divestiture of the Occupational Workwear business would provide an additional source of cash.
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
We believe the Company has sufficient liquidity and flexibility to operate and continue to execute our strategy during the disruptions caused by the COVID-19 pandemic and related governmental actions and regulations and health authority advisories, and meet its obligations as they become due. However, due to the uncertainty of the duration and severity of the COVID-19 pandemic, governmental actions in response to the pandemic, and the impact on us and our consumers, customers and suppliers, there is no certainty that the measures we take will be sufficient to mitigate the risks posed by COVID-19. See Part II, "Item 1A. Risk Factors." below for additional discussion.

VF Corporation Q3 FY21 Form 10-Q 30

HIGHLIGHTS OF THE THIRD QUARTER OF FISCAL 2021

•Revenues were down 6% to $3.0 billion compared to the three months ended December 2019, primarily due to the negative impact of COVID-19, and included a 2% favorable impact from foreign currency.
•Outdoor segment revenues decreased 5% to $1.6 billion compared to the three months ended December 2019, including a 2% favorable impact from foreign currency.
•Active segment revenues decreased 9% to $1.1 billion compared to the three months ended December 2019, including a 2% favorable impact from foreign currency.
•Work segment revenues increased 8% to $270.2 million compared to the three months ended December 2019, including a 2% favorable impact from foreign currency.
•Direct-to-consumer revenues were down 2% over the 2019 period, including a 2% favorable impact from foreign currency. E-commerce revenues increased 53% in the current period, including a 4% favorable impact from foreign currency. Direct-to-consumer revenues accounted for 51% of net revenues for the three months ended December 2020.
•International revenues were flat compared to the three months ended December 2019, including a 4% favorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues were up 18%, including a 7% favorable impact from foreign currency. International revenues represented 47% of net revenues for the three months ended December 2020.
•Gross margin decreased 250 basis points to 54.7% compared to the three months ended December 2019, primarily driven by elevated promotional activity and the timing of net foreign currency transaction activity.
•Earnings per share was $0.83 compared to $1.05 in the 2019 period. The decrease was primarily driven by the negative impact of COVID-19 on the three months ended December 2020.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and nine months ended December 2020 from the comparable periods in 2019:

(In millions)	Three Months Ended December	Nine Months Ended December
Net revenues — 2019	$3,155.7	$8,386.1
Organic	(244.8)	(1,815.1)
Impact of foreign currency	60.6	85.2
Net revenues — 2020	$2,971.5	$6,656.2

VF reported a 6% and 21% decrease in revenues for the three and nine months ended December 2020, respectively, compared to the 2019 periods. The revenue decrease in both periods was primarily attributable to the negative impact of COVID-19, including closures of VF-operated retail and VF's wholesale customer stores, supply chain disruption and reduced consumer demand. The decrease also included a 2% and 1% favorable impact from foreign currency in the three and nine months ended December 2020, respectively.
Revenues decreased in both our wholesale and direct-to-consumer channels in the three and nine months ended December 2020. Decreases in the direct-to-consumer channel for both periods were driven by declines in our owned retail stores, which were partially offset by significant e-commerce revenue growth during the three and nine months ended December 2020.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”

31 VF Corporation Q3 FY21 Form 10-Q

The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended December		Nine Months Ended December

	2020	2019	2020	2019
Gross margin (net revenues less cost of goods sold)	54.7%	57.2%	52.9%	55.8%
Selling, general and administrative expenses	40.8	40.1	45.6	41.7
Operating margin	13.9%	17.1%	7.3%	14.1%

Gross margin decreased 250 and 290 basis points in the three and nine months ended December 2020, respectively, compared to the 2019 periods. Gross margin in both the three and nine months ended December 2020 was negatively impacted by increased promotional activity to clear elevated inventory levels, the timing of net foreign currency transaction activity, charges associated with cost optimization and other activities indirectly related to the strategic review of the Occupational Workwear business and costs related to a transformation initiative for our Asia-Pacific regional operations. The decrease in the three and nine months ended December 2020 was partially offset by a favorable mix shift to higher margin businesses and channels.
Selling, general and administrative expenses as a percentage of total revenues increased 70 and 390 basis points during the three and nine months ended December 2020, respectively, compared to the 2019 periods, primarily reflecting lower leverage of operating expenses due to decreased revenues as a result of the negative impact of COVID-19 and continued investments in strategic growth initiatives. Selling, general and administrative expenses decreased $49.5 million and $460.7 million in the three and nine months ended December 2020, respectively, compared to the 2019 periods, primarily due to cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages. The decrease for the nine months ended December 2020 was also attributable to lower transaction and deal-related costs and lower costs related to the relocation of our global headquarters and certain brands to Denver, Colorado.
Net interest expense increased $14.4 million and $41.4 million during the three and nine months ended December 2020, respectively, compared to the 2019 periods. The increase in net interest expense in both the three and nine months ended December 2020 was primarily due to additional borrowings of long-term debt and lower investment interest rates, partially offset by lower interest rates on borrowings. Total outstanding debt averaged $5.7 billion in the nine months ended December 2020 and $2.4 billion in the same period in 2019, with weighted average interest rates of 2.1% and 3.1%, respectively.

Other income (expense), net decreased $28.6 million and increased $8.7 million during the three and nine months ended December 2020, respectively, compared to the 2019 periods. The decrease in the three months ended December 2020 was primarily due to lower pension settlement charges of $24.4 million. The increase in the nine months ended December 2020 was primarily due to a $42.4 million expense recorded in the three months ended June 2020 related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America, partially offset by lower pension settlement charges of $24.3 million and lower net foreign currency transaction losses.
The effective income tax rate for the nine months ended December 2020 was 20.2% compared 0.4% in the 2019 period. The nine months ended December 2020 included a net discrete tax expense of $3.7 million, which included a $15.2 million net tax expense related to unrecognized tax benefits and interest, a $2.3 million tax benefit related to stock compensation, a $4.9 million net tax benefit related to return to accrual adjustments and a $4.3 million net tax benefit related to withholding taxes on prior foreign earnings. Excluding the $3.7 million net discrete tax expense in the 2020 period, the effective income tax rate would have been 19.2%. The nine months ended December 2019 included a net discrete tax benefit of $169.4 million, which primarily related to the $164.4 million tax benefit recognized due to the enactment of Switzerland's Federal Act on Tax Reform and AHV Financing. Excluding the $169.4 million net discrete tax benefit in the 2019 period, the effective income tax rate would have been 15.6%. Without discrete items, the effective income tax rate for the nine months ended December 2020 increased by 3.6% compared with the 2019 period primarily due to losses generated in the current year.
As a result of the above, income from continuing operations in the three months ended December 2020 was $327.7 million ($0.83 per diluted share) compared to $421.6 million ($1.05 per diluted share) in the 2019 period, and income from continuing operations in the nine months ended December 2020 was $293.2 million ($0.75 per diluted share) compared to $1,112.2 million ($2.77 per diluted share) in the 2019 period. Refer to additional discussion in the “Information by Reportable Segment” section below.
VF Corporation Q3 FY21 Form 10-Q 32

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
The following tables present a summary of the changes in segment revenues and profit in the three and nine months ended December 2020 from the comparable periods in 2019:
Segment Revenues:

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2019	$1,659.1	$1,239.5	$251.1	$6.0	$3,155.7
Organic	(123.9)	(134.1)	15.3	(2.1)	(244.8)
Impact of foreign currency	35.8	21.7	3.8	(0.7)	60.6
Segment revenues — 2020	$1,571.0	$1,127.1	$270.2	$3.2	$2,971.5

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2019	$3,795.7	$3,885.2	$674.8	$30.4	$8,386.1
Organic	(783.8)	(1,014.5)	8.2	(25.0)	(1,815.1)
Impact of foreign currency	54.8	27.9	3.2	(0.7)	85.2
Segment revenues — 2020	$3,066.7	$2,898.6	$686.2	$4.7	$6,656.2

Segment Profit (Loss):

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2019	$349.0	$286.5	$22.1	$(2.8)	$654.8
Organic	(43.9)	(88.3)	(4.8)	(3.2)	(140.2)
Impact of foreign currency	6.7	3.2	(0.4)	1.5	11.0
Segment profit (loss) — 2020	$311.8	$201.4	$16.9	$(4.5)	$525.6

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2019	$525.1	$982.2	$52.1	$(2.0)	$1,557.4
Organic	(254.6)	(521.3)	(38.5)	(10.4)	(824.8)
Impact of foreign currency	13.0	6.7	0.1	3.1	22.9
Segment profit (loss) — 2020	$283.5	$467.6	$13.7	$(9.3)	$755.5

33 VF Corporation Q3 FY21 Form 10-Q

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Segment revenues	$1,571.0	$1,659.1	(5.3)%	$3,066.7	$3,795.7	(19.2)%
Segment profit	311.8	349.0	(10.7)%	283.5	525.1	(46.0)%
Operating margin	19.8%	21.0%		9.2%	13.8%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Icebreaker®, Smartwool® and Altra®.

Global revenues for Outdoor decreased 5% in the three months ended December 2020 compared to 2019, including a 2% favorable impact due to foreign currency. The overall decrease in revenues during the period was primarily related to the negative impact of COVID-19. Revenues in the Americas region decreased 13%. Revenues in the Europe region increased 7%, including a 5% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 4%, including a 6% favorable impact from foreign currency.
Global revenues for Outdoor decreased 19% in the nine months ended December 2020 compared to the 2019 period, including a 2% favorable impact due to foreign currency. The decrease in revenues during the period was primarily related to the negative impact of COVID-19. Revenues in the Americas region decreased 26%. Revenues in the Europe region decreased 13%, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 4%, including a 3% favorable impact from foreign currency.
Global revenues for The North Face® brand were flat and decreased 17% in the three and nine months ended December 2020, respectively, compared to the 2019 periods. This includes a 2% and 1% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. Increases in the Asia-Pacific and Europe regions during the three months ended December 2020, were offset by declines in the Americas region due to the negative impact of COVID-19. The decrease in the nine months ended December 2020 was primarily due to the negative impact of COVID-19 in the Americas and Europe regions. Both periods were positively impacted by e-commerce growth.
Global revenues for the Timberland® brand decreased 16% and 25% in the three and nine months ended December 2020, respectively, compared to the 2019 periods, including a 3% and 2% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. The decrease in all regions for both periods was primarily due to the negative impact of COVID-19, partially offset by e-commerce growth.
Global direct-to-consumer revenues for Outdoor increased 1% and decreased 7% in the three and nine months ended December 2020, respectively, compared to the 2019 periods, including a 2% favorable impact from foreign currency in both the three and nine months ended December 2020. Excluding the impact of foreign currency, the decrease in both periods was primarily due to the negative impact of COVID-19 and related closures of VF-operated retail stores, partially offset by e-commerce growth across all regions, which increased 56% and 61% in the three and nine months ended December 2020, respectively, including a 4% and 3% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. Global wholesale revenues decreased 11% and 27% in the three and nine months ended December 2020, respectively, compared to the 2019 periods, including a 2% and 1% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. The decrease in both periods was primarily driven by the negative impact of COVID-19.
Operating margin decreased in the three and nine months ended December 2020 compared to the 2019 periods reflecting lower leverage of operating expenses due to decreased revenues, elevated sales promotional activity, negative impact from the timing of net foreign currency transaction activity and continued investments in digital strategic growth initiatives. The decrease in the three and nine months ended December 2020 was partially offset by cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages. The nine months ended December 2019 also included a gain of approximately $11 million on the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado.

VF Corporation Q3 FY21 Form 10-Q 34

Active

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Segment revenues	$1,127.1	$1,239.5	(9.1)%	$2,898.6	$3,885.2	(25.4)%
Segment profit	201.4	286.5	(29.7)%	467.6	982.2	(52.4)%
Operating margin	17.9%	23.1%		16.1%	25.3%

The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, Eastpak®, JanSport® and Eagle Creek®.

Global revenues for Active decreased 9% in the three months ended December 2020, compared to the 2019 period, including a 2% favorable impact from foreign currency. The overall decrease in revenues during the period was primarily related to the negative impact of COVID-19. Revenues in the Americas region decreased 13%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 10%, including a 5% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 7%, including a 5% favorable impact from foreign currency.
Global revenues for Active decreased 25% in the nine months ended December 2020 compared to the 2019 period, including a 1% favorable impact from foreign currency. The decrease in revenues during the period was primarily related to the negative impact of COVID-19. Revenues in the Americas region decreased 32%. Revenues in the Europe region decreased 22%, including a 3% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 1%, with a 1% favorable impact from foreign currency.
Vans® brand global revenues decreased 6% and 22% in the three and nine months ended December 2020, respectively, compared to the 2019 periods. This includes a 2% and 1% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. The decrease in both periods was primarily due to the negative impact of COVID-19 in the Americas and Europe regions, partially offset by e-commerce growth and growth in Greater China.
Global direct-to-consumer revenues for Active decreased 7% and 23% in the three and nine months ended December 2020, respectively, compared to the 2019 periods, including a 2% and 1% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. The decrease in the direct-to-consumer channel in both periods was primarily due to the negative impact of COVID-19 and related closures of VF-operated retail stores, partially offset by e-commerce growth across all regions. E-commerce revenues increased 50% and 54% in the three and nine months ended December 2020, respectively, including a 4% and 2% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. Global wholesale revenues decreased 12% and 28% in the three and nine months ended December 2020, respectively, primarily due to the negative impact of COVID-19, and included a 2% favorable impact from foreign currency in the three months ended December 2020.
Operating margin decreased in the three and nine months ended December 2020 compared to the 2019 periods reflecting lower leverage of operating expenses due to decreased revenues, elevated sales promotional activity, negative impact from the timing of net foreign currency transaction activity and continued investments in direct-to-consumer and digital strategic growth initiatives. The decrease in the three and nine months ended December 2020 was partially offset by cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

35 VF Corporation Q3 FY21 Form 10-Q

Work

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Segment revenues	$270.2	$251.1	7.6%	$686.2	$674.8	1.7%
Segment profit	16.9	22.1	(23.6)%	13.7	52.1	(73.8)%
Operating margin	6.3%	8.8%		2.0%	7.7%

The Work segment includes the following brands: Dickies® and Timberland PRO®.

Global Work revenues increased 8% in the three months ended December 2020 compared to the 2019, including a 2% favorable impact from foreign currency. The increase in revenues during the period was driven by broad-based operational strength. Revenues in the Americas region increased 6%. Revenues in the Europe region increased 9%, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 14%, including a 6% favorable impact from foreign currency.
Global Work revenues increased 2% in the nine months ended December 2020 compared to the 2019 period, including a 1% favorable impact from foreign currency. The increase in revenues during the period was due to positive operational performance, partially offset by the negative impact of COVID 19. Revenues in the Americas region decreased 1%. Revenues in the Europe region decreased 2%, including a 3% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 20%, including a 3% favorable impact from foreign currency.
Dickies® brand global revenues increased 9% and 5% in the three and nine months ended December 2020, respectively, compared to the 2019 periods, including a 2% and 1% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. The increase in both the three and nine months ended December 2020 was led by growth in e-commerce and in Greater China.
Operating margin decreased in the three and nine months ended December 2020 compared to the 2019 periods. The decrease in the three and nine months ended December 2020 was primarily attributed to charges associated with cost optimization and other activities indirectly related to the strategic review of the Occupational Workwear business, partially offset by increased pricing and cost controls taken in response to COVID-19.

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

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Corporate and other expenses	$107.1	$136.9	(21.7)%	$297.4	$391.2	(24.0)%
Interest expense, net	31.8	17.3	83.3%	90.7	49.3	83.9%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The decrease in the three and nine months ended December 2020 was primarily attributed to cost controls to reduce discretionary spending, lower costs related to the relocation of our global headquarters and certain brands to Denver, Colorado and lower pension settlement charges. The decrease in the three and nine months ended December 2020 was partially offset by expenses associated with the acquisition of Supreme and costs related to a transformation initiative for our Asia-Pacific regional operations. The decrease in the nine months ended December 2020 was partially offset by a $42.4 million expense recorded in the three months ended June 2020 related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America, and increased charges associated with cost optimization and other activities indirectly related to the strategic review of the Occupational Workwear business.
VF Corporation Q3 FY21 Form 10-Q 36

International Operations

International revenues were flat and decreased 15% in the three and nine months ended December 2020, respectively, compared to the 2019 periods primarily due to the negative impact of COVID-19. Foreign currency had a favorable impact of 4% and 2% on international revenue in the three and nine months ended December 2020, respectively. Revenues in Europe increased 1% and decreased 17% in the three and nine months ended December 2020, respectively, including a 5% and 3% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. In the Asia-Pacific region, revenues increased 6% and were flat in the three and nine months ended December 2020, respectively. Foreign currency had a favorable impact of 5% and 2% on Asia-Pacific revenue in the three and nine months ended December 2020, respectively.
Revenues in Greater China increased 18% and 13% in the three and nine months ended December 2020, respectively, including a 7% and 3% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. Revenues in the Americas (non-U.S.) region decreased 17% and 39% in the three and nine months ended December 2020, respectively, including the impact of business model changes in the region and a 1% unfavorable impact from foreign currency in both periods. International revenues were 47% and 44% of total revenues in the three-month periods ended December 2020 and 2019, respectively, and 49% and 46% of total revenues in the nine-month periods ended December 2020 and 2019, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues decreased 2% and 15% in the three and nine months ended December 2020, respectively, compared to the 2019 periods, including a 2% and 1% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. The decrease in direct-to-consumer revenues in both periods was primarily due to the negative impact of COVID-19 and related closures of VF-operated retail stores, as discussed in the "Impact of COVID-19" section above. Our e-commerce business grew 53% and 56% in the three and nine months ended December 2020, respectively, including a 4% and 2% favorable impact from foreign currency in the three and nine months ended December 2020, respectively. The e-commerce growth in both periods occurred across all regions and partially offset the declines in our other direct-to-consumer operations for the three and nine months ended December 2020. There were 1,396 VF-owned retail stores at December 2020 compared to 1,397 at December 2019. Direct-to-consumer revenues were 51% and 49% of total revenues in the three-month periods ended December 2020 and 2019, respectively, and 45% and 42% of total revenues in the nine-month periods ended December 2020 and 2019, respectively.

37 VF Corporation Q3 FY21 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at December 2020 compared to March 2020:

•Increase in accounts receivable — primarily due to the seasonality of the business.
•Decrease in inventories — primarily due to lower inventory purchases as part of our inventory management to ensure proper matching of supply and demand resulting from reduced consumer demand due to the impact of COVID-19.
•Increase in short-term investments — due to new investments of excess cash entered into during Fiscal 2021.
•Increase in operating lease right-of-use assets — primarily due to the commencement of new distribution center leases in Europe and North America during Fiscal 2021.
•Decrease in short-term borrowings — due to net repayment of borrowings under the Global Credit Facility using a portion of the net proceeds from the issuance of senior unsecured fixed-rate notes in April 2020.
•Increase in accrued liabilities — primarily due to an increase in current operating lease liabilities and derivative liabilities.
•Increase in long-term debt — due to the issuance of $3.0 billion of senior unsecured fixed-rate notes in April 2020.
•Increase in operating lease liabilities — primarily due to the commencement of new distribution center leases in Europe and North America during Fiscal 2021.
The following discussion refers to significant changes in balances at December 2020 compared to December 2019:

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
•Increase in operating lease right-of-use assets — primarily due to new and renewed retail store leases and new distribution center leases in Europe and North America that commenced during Fiscal 2021.
•Increase in short-term borrowings — due to an increase in commercial paper borrowings in advance of the Supreme acquisition.
•Increase in accrued liabilities — primarily due to an increase in current operating lease liabilities.
•Increase in long-term debt — due to the issuance of $3.0 billion fixed-rate notes in April 2020 and the issuance of €1.0 billion euro-denominated fixed-rate notes in February 2020, partially offset by the full redemption of $500.0 million of VF's outstanding 2021 notes in March 2020.
•Increase in operating lease liabilities — due to new and renewed retail store leases and new distribution center leases in Europe and North America that commenced during Fiscal 2021.

Liquidity and Capital Resources
The financial condition of VF is reflected in the following:

	December	March	December
(Dollars in millions)	2020	2020	2019
Working capital	$4,346.7	$1,518.8	$1,830.3
Current ratio	2.8 to 1	1.5 to 1	2.0 to 1
Net debt to total capital	58.7%	53.4%	39.3%

The increase in the current ratio at December 2020 compared to both March 2020 and December 2019 was primarily due to a net increase in current assets driven by higher cash balances and short-term investments due to proceeds from long-term debt, as discussed in the "Cash Provided (Used) by Financing Activities" section below. The increase in the current ratio at December 2020 compared to March 2020 was also due to a net decrease in current liabilities driven by lower short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at December 2020 compared to both March 2020 and December 2019 was attributed to the increase in long-term debt, as discussed in the "Consolidated Balance Sheets" section above. The increase in the net debt to total capital ratio at December 2020 compared to March 2020 was partially offset by the decrease in short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above. The increase in the net debt to total capital ratio at December 2020 compared to December 2019 was also due to the decrease in stockholders' equity, which was primarily driven by payments of dividends and share repurchases.
VF Corporation Q3 FY21 Form 10-Q 38

As of December 2020, VF designated $2.2 billion of cash for the acquisition of Supreme. The cash is included in the cash and equivalents line item in the Consolidated Balance Sheet as there were no legal or other restrictions related to these amounts. As such, the cash designated for acquisition is included in all liquidity and capital ratio calculations at December 2020. The acquisition was completed on December 28, 2020, in VF's fourth quarter of Fiscal 2021.
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
In summary, our cash flows from continuing operations were as follows:

	Nine Months Ended December

(In thousands)	2020	2019
Cash provided by operating activities	$1,084,277	$813,977
Cash used by investing activities	(813,526)	(162,571)
Cash provided (used) by financing activities	1,525,389	(622,122)

Cash Provided by Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. The increase in cash provided by operating activities in the nine months ended December 2020 compared to December 2019 is primarily due to a decrease in net cash usage for working capital, partially offset by lower earnings for the periods compared.
Cash Used by Investing Activities
The increase in cash used by investing activities in the nine months ended December 2020 related primarily to purchases of short-term investments of $800.0 million, partially offset by proceeds from maturities of short-term investments of $200.0 million. The nine months ended December 2019 included $63.7 million from the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado. Capital expenditures decreased $26.7 million and software purchases increased $15.9 million in the nine months ended December 2020 compared to the 2019 period.
Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities during the nine months ended December 2020 was primarily due to the net proceeds from long-term debt issuance of $3.0 billion fixed-rate notes and a $500.0 million decrease in share repurchases, which was partially offset by a $332.5 million net decrease in short-term borrowings for the periods compared. The increase was also partially offset by $906.1 million of cash received from Kontoor Brands, net of cash transferred, in the nine months ended December 2019.
VF did not purchase shares of its Common Stock in the open market during the nine months ended December 2020. During the nine months ended December 2019, VF purchased 5.8 million shares of its Common Stock in open market transactions at a total cost of $500.0 million (average price per share of $85.61) under the share repurchase program authorized by VF's Board of Directors.
In response to the COVID-19 outbreak and to preserve financial liquidity, VF has made the decision to temporarily pause its share repurchase program. As of the end of December 2020, the Company had $2.8 billion remaining for future repurchases under its share repurchase program. VF will continue to evaluate its use of capital, giving first priority to enterprise protection and then to business acquisitions and direct shareholder return in the form of dividends and share repurchases.
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
In April 2020, VF entered into an amendment to the Global Credit Facility that resulted in certain changes to the restrictive covenants, including an increase to the consolidated indebtedness to consolidated capitalization financial ratio covenant to 70% and a revision to the calculation of consolidated indebtedness to be net of unrestricted cash. As of December 2020, the covenant calculation includes cash and equivalents and short-term investments, and excludes consolidated operating lease liabilities. In addition, the amendment requires VF and its subsidiaries to maintain minimum liquidity in the form of unrestricted cash and unused financing commitments of not less than $750.0 million. As of December 2020, VF was in compliance with all covenants.
39 VF Corporation Q3 FY21 Form 10-Q

VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Commercial paper borrowings as of December 2020 were $286.0 million. Standby letters of credit issued as of December 2020 were $24.2 million, leaving approximately $1.9 billion available for borrowing against the Global Credit Facility at December 2020. Additionally, VF had approximately $3.9 billion of cash and equivalents and short-term investments at December 2020, including $2.2 billion of cash designated for the Supreme acquisition that was completed in the fourth quarter.
VF has $71.2 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $13.7 million at December 2020.
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
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of December 2020, VF’s long-term debt ratings were ‘A-’ by Standard & Poor’s Ratings Services and ‘A3’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘Prime-2’, respectively. In December 2020, Standard & Poor's Ratings Services downgraded VF reflecting their forecast that VF's leverage will stay elevated for a prolonged period, resulting in higher financial risk. In conjunction with the downgrade, Standard & Poor's also revised VF's credit rating outlook to 'stable' from 'negative' due to its belief that VF will prioritize deleveraging over the next two years. Moody's Investor Services revised VF's credit rating outlook to 'negative' in April 2020, and in November 2020, VF's long term ratings were placed on review for downgrade.
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
The Company paid a cash dividend of $0.49 per share and $1.45 per share during the three and nine months ended December 2020, and the Company has declared a cash dividend of $0.49 per share that is payable in the fourth quarter of Fiscal 2021. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend and is not contemplating the suspension of its dividend at this time.
Management’s Discussion and Analysis in the Fiscal 2020 Form 10-K provided a table summarizing VF’s contractual obligations and commercial commitments at the end of Fiscal 2020 that would require the use of funds. As of December 2020, there have been no material changes in the amounts disclosed in the Fiscal 2020 Form 10-K, except as noted below:

•Leases committed but not yet commenced decreased approximately $300 million as of December 2020 primarily due to the commencement of distribution center leases which were committed at the end of March 2020.
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
VF Corporation Q3 FY21 Form 10-Q 40

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus (COVID-19) global pandemic; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; the financial strength of VF’s customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; intense competition from online retailers; manufacturing and product innovation; increasing pressure on margins; VF’s ability to implement its business strategy; VF’s ability to grow its international and direct-to-consumer businesses; retail industry changes and challenges; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; the risk that
VF’s facilities and systems and those of our third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; VF’s ability to properly collect, use, manage and secure consumer and employee data; foreign currency fluctuations; stability of VF’s manufacturing facilities and foreign suppliers; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute and integrate acquisitions, including the recently acquired Supreme® brand; changes in tax laws and liabilities; legal, regulatory, political and economic risks; the risk of economic uncertainty associated with the exit of the United Kingdom from the European Union (“Brexit”) or any other similar referendums that may be held; adverse or unexpected weather conditions; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; climate change and increased focus on sustainability issues; and risks associated with the spin-off of our Jeanswear business completed on May 22, 2019, including the risk that VF will not realize all of the expected benefits of the spin-off; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; and the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of VF. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

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
41 VF Corporation Q3 FY21 Form 10-Q

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
VF Corporation Q3 FY21 Form 10-Q 42

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended December 26, 2020 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Third Quarter Fiscal 2021	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
September 27 - October 24, 2020	—	$—	—	$2,836,975,339
October 25 - November 21, 2020	—	—	—	2,836,975,339
November 22 - December 26, 2020	—	—	—	2,836,975,339
Total	—		—
VF will continue to evaluate future share repurchases, considering funding required for enterprise protection and business acquisitions, VF’s Common Stock price and levels of stock option exercises.

43 VF Corporation Q3 FY21 Form 10-Q

ITEM 6 — EXHIBITS.

2.1*
Agreement and Plan of Merger dated as of November 8, 2020 among V.F. Corporation, New Ross Acquisition Corp., Supreme Holdings, Inc. and TC Group VI, L.P. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by VF with the SEC on November 9, 2020)

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
* Certain schedules and exhibits and Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VF hereby agrees to furnish a copy of any omitted schedule or exhibit or Amendment to the SEC upon request.
VF Corporation Q3 FY21 Form 10-Q 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Scott A. Roe
Scott A. Roe
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 2, 2021	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
45 VF Corporation Q3 FY21 Form 10-Q