Form 10-K
period 2021-04-03
V F CORP
filed 2021-05-27
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on September 26, 2020, the last day of the registrant’s second fiscal quarter, was approximately $24,502,000,000 based on the closing price of the shares on the New York Stock Exchange.
As of May 1, 2021, there were 392,151,904 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 27, 2021 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
This document (excluding exhibits) contains 106 pages.

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
PART I

ITEM 1. BUSINESS.

V.F. Corporation, founded in 1899, is one of the world's largest apparel, footwear and accessories companies connecting people to the lifestyles, activities and experiences they cherish most through a family of iconic outdoor, active and workwear brands. Unless the context indicates otherwise, the terms “VF,” the "Company,” “we,” “us,” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries. All references to "Fiscal 2021" relate to VF's current fiscal year which ran from March 29, 2020 through April 3, 2021.
Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition of VF’s continuing operations. As such, both the Occupational Workwear business that met the held-for-sale and discontinued operations criteria as of March 28, 2020 and the Jeans business subject to the spin-off completed May 22, 2019, have been excluded.
VF’s diverse portfolio meets consumer needs across a broad spectrum of activities and lifestyles. Our ability to connect with consumers, as diverse as our brand portfolio, creates a unique platform for sustainable, long-term growth. Our long-term growth strategy is focused on four strategic choices:
•Drive and optimize our portfolio. Investing in our brands to realize their full potential, while ensuring the composition of our portfolio positions us to win in evolving market conditions;
•Distort investments to Asia. Investing in and scaling our business across the Asia-Pacific region, especially China, to unlock growth opportunities for our brands in this fast-growing region;
•Elevate direct channels. Investing in our direct-to-consumer business to make it the pinnacle expression of our brands, and prioritizing serving consumers through e-commerce and digitally enabled transactions; and,
•Accelerate our consumer-minded, retail-centric, hyper-digital business model transformation. Becoming consumer- and retail-centric to meet and exceed consumers' needs across all channels, and operate our business differently - from the design studio to the factory floor to the point of sale - by thinking and acting more like a vertical retailer.
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, apparel, backpack, luggage and accessories categories. Our largest brands are Vans®, The North Face®, Timberland® and Dickies®.
Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Revenues from the direct-to-consumer business represented 45% of VF’s total Fiscal 2021 revenues. In addition to selling directly into international markets, many of our brands also sell products through licensees, agents and distributors. In Fiscal 2021, VF derived 55% of its revenues from the Americas region, 28% from the Europe region and 17% from the Asia-Pacific region.
To provide diversified products across multiple channels of distribution in different geographic areas, we primarily rely on our global sourcing of finished goods from independent contractors. We utilize state-of-the-art supply chain technologies for inventory replenishment that enable us to effectively and efficiently get the right assortment of products that match consumer demand.
VF's chief operating decision maker allocates resources and assesses performance based on a global brand view which represents VF's operating segments. Global brands have been combined into reportable segments based on similar economic characteristics and qualitative factors. The reportable segments for financial reporting purposes have been identified as: Outdoor, Active and Work.
VF Corporation Fiscal 2021 Form 10-K 1

The following table summarizes VF’s brands by reportable segment:

REPORTABLE SEGMENT	BRANDS	PRIMARY PRODUCTS
Outdoor	The North Face®	High performance outdoor apparel, footwear, equipment, accessories
	Timberland®	Outdoor lifestyle footwear, apparel, accessories
	Smartwool®	Performance merino wool and other natural fibers-based apparel and accessories
	Icebreaker®	High performance apparel based on natural, plant-based and recycled fibers
	Altra®	Performance-based footwear
Active	Vans®	Youth culture/action sports-inspired footwear, apparel, accessories
	Supreme®(1)	Streetwear apparel, footwear, accessories
	Kipling®	Handbags, luggage, backpacks, totes, accessories
	Napapijri®	Premium outdoor apparel, footwear, accessories
	Eastpak®	Backpacks, luggage
	JanSport®	Backpacks, luggage
	Eagle Creek®	Luggage, backpacks, travel accessories
Work	Dickies®	Work and work-inspired lifestyle apparel and footwear
	Timberland PRO®	Protective work footwear, work and work-inspired lifestyle apparel
(1) VF acquired the Supreme® brand on December 28, 2020.
Financial information regarding VF’s reportable segments is included in Note 20 to the consolidated financial statements.

OUTDOOR SEGMENT

Our Outdoor segment is a group of authentic outdoor-based lifestyle brands. Product offerings include performance-based and outdoor apparel, footwear and equipment.
The North Face® is the largest brand in our Outdoor segment. The North Face® brand features performance-based apparel, outerwear, sportswear and footwear for men, women and children. Its equipment line includes tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme winter sport activities, such as high altitude mountaineering, skiing, snowboarding, and ice and rock climbing. The North Face® products are marketed globally, primarily through specialty outdoor and premium sporting goods stores, department stores, independent distributors, independently-operated partnership stores, concession retail stores, over 200 VF-operated stores, on websites with strategic digital partners and online at www.thenorthface.com.
The Timberland® brand offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, over 200 VF-operated stores, on websites with strategic digital partners and online at www.timberland.com.
The Smartwool® brand offers active outdoor consumers a premium, technical layering system of merino wool socks, apparel and accessories that are designed to work together in fit, form and function. Smartwool® products are sold globally through specialty outdoor and premium sporting goods stores, independent distributors, on websites with strategic digital partners and online at www.smartwool.com.
The Icebreaker® brand specializes in performance apparel and accessories based on natural fibers, including merino wool and other plant-based fibers. Icebreaker® products are sold globally through specialty outdoor and premium sporting goods stores, independent distributors, over 30 VF-operated stores, on websites with strategic digital partners and online at www.icebreaker.com.
Altra® is a performance-based footwear brand primarily in the road and trail running categories. Altra® products are sold globally through premium outdoor and specialty stores, independent distributors, on websites with strategic digital partners and online at www.altrarunning.com.
We expect continued long-term growth in our Outdoor segment as we focus on product innovation, extend our brands into new product categories, grow our direct-to-consumer business including our digital presence, expand wholesale channel partnerships, develop geographically and acquire additional brands.
2 VF Corporation Fiscal 2021 Form 10-K

ACTIVE SEGMENT

Our Active segment is a group of activity-based lifestyle brands. Product offerings include active apparel, footwear, backpacks, luggage and accessories.
Vans® is the largest brand in our Active segment. The Vans® brand offers performance and casual footwear and apparel targeting younger consumers that sit at the center of action sports, art, music and street fashion. Vans® products are available globally through chain stores, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, more than 700 VF-operated stores, on websites with strategic digital partners and online at www.vans.com.
The Supreme® brand was acquired by VF on December 28, 2020. Supreme® is a leading streetwear brand that sells apparel, accessories and footwear. Supreme® products are available globally through more than 10 VF-operated stores and online at www.supremenewyork.com.
Kipling® branded handbags, luggage, backpacks, totes and accessories are sold globally through department, specialty and luggage stores, independently-operated partnership stores, independent distributors, concession retail stores, more than 60 VF-operated stores, on websites with strategic digital partners and online at www.kipling.com.
The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price. Products are marketed to men, women and children primarily in Europe.
Products are sold in department and specialty stores, independently-operated partnership stores, concession retail stores, independent distributors, more than 25 VF-operated stores, on websites with strategic digital partners and online at www.napapijri.com.
Eastpak® backpacks, travel bags and luggage are sold primarily through department and specialty stores across Europe, on websites with strategic digital partners, throughout Asia by distributors and online at www.eastpak.com.
JanSport® backpacks and accessories are sold in North America, through department, office supply and chain stores, as well as sports specialty stores and independent distributors. JanSport® products are also sold on websites with strategic digital partners and online at www.jansport.com.
Eagle Creek® adventure travel gear products include luggage, backpacks and accessories sold through specialty luggage, premium outdoor and department stores primarily in North America, on websites with strategic digital partners and online at www.eaglecreek.com.
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
Dickies® is the largest brand in our Work segment. The Dickies® brand is a leader in authentic, functional, durable and affordable workwear and has expanded to produce work-inspired, casual-use products. Dickies® products are available globally through mass merchants, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, 20 VF-operated stores, on websites with strategic digital partners and online at www.dickies.com.
The Timberland PRO® brand offers work and work-inspired products that provide comfort, durability and performance.
Timberland PRO® products are available through specialty stores, chain stores, independent distributors, on websites with strategic digital partners and online at www.timberland.com. Timberland PRO® products are also available in most domestic VF-operated Timberland® stores.
We believe there is a strategic opportunity for growth in our Work segment in both existing and future markets and all channels and geographies by introducing innovative products that address workers’ desires for increased comfort and performance, combined with our increased presence in the retail workwear market and work-inspired lifestyle product offerings.

DIRECT-TO-CONSUMER OPERATIONS

Our direct-to-consumer business includes VF-operated retail stores, brand e-commerce sites, concession retail locations and other digital platforms. Direct-to-consumer revenues were 45% of total VF revenues in Fiscal 2021.
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
VF Corporation Fiscal 2021 Form 10-K 3

Our global direct-to-consumer operations included 1,374 stores at the end of Fiscal 2021. We operate retail store locations for the following brands: Vans®, Timberland®, The North Face®, Kipling®, Dickies®, Icebreaker®, Napapijri® and Supreme®. Approximately 56% of our stores are located in the Americas region (49% in the U.S.), 24% in the Europe region and 20% in the Asia-Pacific region. We opened 80 stores, concentrating on the brands with the highest retail growth potential: Vans® and The North Face®, and acquired 12 Supreme® brand stores during Fiscal 2021 . Additionally, we have approximately 900 concession retail stores located principally in Europe and Asia. VF-operated retail stores across the globe were significantly impacted during Fiscal 2021 due to temporary closures for varying periods of time in response to the novel coronavirus ("COVID-19") pandemic. The majority of VF-operated retail stores were open by the end of the second quarter; however, certain stores reclosed during the third and fourth quarters based on guidance from health advisors and governmental actions and regulations, which primarily impacted the Europe region and North America. At the end of Fiscal 2021, approximately 60% of VF-operated retail stores were closed in the Europe region and less than 5% of stores were closed in North America. In the Asia-Pacific region, nearly all VF-operated retail stores remained open.
E-commerce represented approximately 50% of our direct-to-consumer business in Fiscal 2021. All VF brands are marketed online. We continue to expand our e-commerce initiatives by rolling out additional, country-specific brand sites in Europe and Asia, which enhances our ability to deliver a superior, localized consumer experience. We also continue to increase focus on digital innovation and growth across other third-party digital platforms. Changes in the retail landscape resulting from the COVID-19 pandemic have accelerated our e-commerce growth.
We expect our direct-to-consumer business to continue growing as we accelerate our consumer-minded, retail-centric, hyper-digital business model transformation.
In addition to our direct-to-consumer operations, independent parties own and operate approximately 2,900 partnership stores. These are primarily mono-brand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and Asia, and are concentrated in the Timberland®, The North Face®, Vans®, Dickies®, Kipling® and Napapijri® brands.

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
Licensing arrangements relate to a broad range of VF brands and are for fixed terms of generally 3 to 5 years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed products sales. Royalty income was $51.7 million in Fiscal 2021 (less than 1% of total revenues), primarily from the Vans®, Dickies® and Timberland® brands.

MANUFACTURING, SOURCING AND DISTRIBUTION

Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.
VF’s centralized global supply chain organization is responsible for producing, procuring and delivering products to our customers. VF is highly skilled in managing the complexities associated with our global supply chain. In Fiscal 2021, VF sourced or produced approximately 295 million units spread across our brands. Our products were primarily obtained from approximately 265 independent contractor manufacturing facilities in approximately 36 countries. Additionally, we operate 29 distribution centers and 1,374 retail stores. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.
In Fiscal 2021, 96% of our units were obtained from independent contractors. Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia. However, contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels for the U.S. market. The use of contracted production with different geographic regions and cost structures, provides a flexible approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.
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
4 VF Corporation Fiscal 2021 Form 10-K

or indirectly source products from suppliers in countries that are prohibited by the U.S. State Department.
No single supplier represented more than 7% of our total cost of goods sold during Fiscal 2021.
The independent contractor facilities that manufacture VF products, must comply with VF’s Global Compliance Principles. These principles, established in 1997 and consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, worker age, work hours, health and safety conditions, environmental standards and compliance with local laws and regulations.
VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF products at locations across the globe. Each of the approximately 265 independent contractor facilities, including those serving our independent licensees, must be pre-certified before producing VF products. This pre-certification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.
In response to COVID-19, VF has actively worked with its suppliers to minimize disruption while complying with local health advisories and governmental restrictions. VF did not experience significant difficulty in fulfilling its raw material and contracting production needs during Fiscal 2021. Absent any material changes, VF believes it would be able to largely offset any increases in product costs through (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution, (ii) increases in the prices of its products, and (iii) cost reduction efforts. The loss of any one supplier or contractor would not have a significant adverse effect on our business.
Product is shipped from our independent suppliers to distribution centers around the world. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and some support more than one brand. A portion of our distribution needs are met by contract distribution centers. In response to COVID-19, VF's distribution centers have maintained operations in accordance with local government guidelines while maintaining enhanced health and safety protocols.
Our largest fully operational distribution centers by region are located in Visalia, California, Prague, Czech Republic and Shanghai, China. In total, we operate 29 owned or leased distribution centers primarily in the U.S., but also in the United Kingdom, Belgium, the Netherlands, Canada, Mexico, Israel, Japan and France.

SEASONALITY

VF’s quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where revenues are historically weighted towards the second and third fiscal quarters. Our Fiscal 2021 results were also significantly impacted by COVID-19, which resulted in temporary store closures, reduced traffic and changes in consumer behavior. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.
Working capital requirements vary throughout the year. Working capital typically increases early in the calendar year as inventory builds to support peak shipping periods and then moderates later in the year as those inventories are sold and accounts receivable are collected. Historically, cash provided by operating activities is substantially higher in the second half of the calendar year due to higher net income during that period and reduced working capital requirements, particularly during the fourth quarter of the calendar year.

ADVERTISING, CUSTOMER SUPPORT AND COMMUNITY OUTREACH

During Fiscal 2021, our advertising and promotion expense was $608.1 million, representing 7% of total revenues. We advertise in consumer and trade publications, on radio and television and through digital initiatives including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments.
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
In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, The North Face® brand has committed to programs that encourage and enable outdoor participation, such as The North Face Endurance Challenge® and The North Face Explore Fund™ programs. The Timberland® brand has a strong heritage of volunteerism, including the Path of Service™ program that offers full-time
VF Corporation Fiscal 2021 Form 10-K 5

employees up to 40 hours of paid time off a year to serve their local communities through global service events such as Earth Day in the spring and Serv-a-palooza in the fall. The Vans® brand has hosted Vans® Gives Back Day events in which all employees at the brand's headquarters spend the day volunteering in the community. In Fiscal 2021, Vans® "Foot The Bill" program partnered with local and community-driven skate shops, restaurants, art galleries and music venues to design Vans® custom footwear. The net proceeds from the sale of each pair of the custom shoes went directly to small business partners in this critical time of need.

SUSTAINABILITY

VF is one of the world’s largest apparel, footwear and accessories companies. As such, we have both an opportunity and responsibility to make a positive impact on our industry and planet through advancing sustainable business practices. VF plans to achieve significant progress in several key areas of sustainability, including people, the planet, our products, the supply chain, raw materials and facilities, to create a positive global impact.
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
VF has committed to measurably improve the lives of two million supply chain workers and others within their communities, by 2030. As a result, VF launched the Worker and Community Development Program with strategic initiatives focused on (i) water and sanitation, (ii) health and nutrition, and (iii) childcare and education. We are also prioritizing transparency to ensure our global supply chain improves the lives of people and the planet. VF maintains traceability maps to demonstrate the end-to-end (farm-to-front door) traceability of nine iconic VF-brand products. In Fiscal 2021, VF increased the number of published maps, and will continue to scale traceability efforts and enhance visibility across all VF brands.
Aligned with our scale for good ideology, VF has some of the industry’s most ambitious science-based targets. VF’s science-based carbon emissions targets include (i) an absolute reduction of Scope 1 and 2 greenhouse gas emissions of 55% by 2030, from a 2017 baseline year; and, (ii) an absolute reduction of Scope 3 greenhouse gas emissions of 30% by 2030, from a 2017 baseline year focusing on farm-to-retail materials, sourcing operations and logistics.
Dedication to continued sustainability progress is particularly focused in the realm of VF product raw materials. VF’s goal is to source 50% recycled nylon and polyester for products by 2025, with a targeted 35% reduction in negative impact of key materials. VF has also pledged to not use fur in any of our products, in support of its Animal Derived Materials & Forest Derived Materials policies. The Company has a sustainable materials vision which outlines a clear path for environmental impact reduction through its commitment that 100% of its top nine materials, which account for approximately 90% of its materials-related carbon emissions, will originate from regenerative, responsibly sourced renewable, or recycled sources by 2030. In addition, during Fiscal 2021 we announced our goal to eliminate all single-use plastic packaging, including polybags, by 2025. From that point on, all remaining non-plastic packaging used by VF and our brands would originate from sustainable sources and be designed for reuse or recyclability.
VF has set goals for internal facilities that include (i) the sourcing of 100% of electricity from renewable sources within VF-owned and operated facilities by 2025, in line with the enterprise commitment to RE100, and (ii) achieving Zero Waste at 100% of VF internal distribution center locations during Fiscal 2022.
In Fiscal 2021, VF formed strategic partnerships with several international organizations to advance rooftop solar installations and energy efficiency improvement projects across the supply chain. Currently, various strategic suppliers are participating in one of VF’s several partner programs that facilitate technical and financial resources to improve operational efficiency and transition to renewable energy.
VF issued a €500.0 million green bond in Fiscal 2020, the first in the apparel and footwear industry. VF published its Green Bond Impact Report in February 2021, demonstrating full allocation of the net proceeds to eligible sustainability projects that deliver progress toward the achievement of VF’s sustainability goals including its science-based targets.
VF brands are equally committed to sustainability action in their sectors. In Fiscal 2021, the Timberland® brand launched an industry-first regenerative leather boot. The North Face® brand expanded its iconic Base Camp Duffel line made with 100% recycled fabrics and webbing. The North Face® brand also expanded its 'Renewed' program by introducing ‘Remade’, a collection of upcycled garments, allowing customers to purchase one-of-a-kind products. The recommerce model addresses one of the apparel industry’s biggest challenges, textile waste, and offers our products at a lower price point, which allows new consumers to experience our brands.
6 VF Corporation Fiscal 2021 Form 10-K

HUMAN CAPITAL

As a purpose-led, performance-driven enterprise, VF leverages the strength of our business to drive profitable growth and create value for our shareholders and our stakeholders. Our purpose is to power movements of sustainable and active lifestyles for the betterment of people and our planet. This purpose, combined with a focus on delivering on our commitments, allows us to offer a unique value proposition to our associates – a place where you can do good and do well at the same time. Our human capital management strategy focuses on ensuring that we attract, develop and retain diverse talent through practices that promote inclusion, diversity and equity; development opportunities for associates across the organization; competitive rewards and benefits; and programs that support wellbeing in an engaging work environment built on enduring guiding principles and values. We also believe that having an engaged, diverse and committed workforce not only enhances our culture but also drives our business success. Initiatives to promote overall alignment with our purpose, guiding principles and strategy are therefore important and include extensive internal communications and education about our programs, interactive townhalls across various parts of our business, and a listening strategy that engages associates in providing input and feedback on a variety of topics.
Our Board of Directors and its Committees provide governance and oversight on a broad range of VF’s human capital management efforts. The Board’s oversight includes review of CEO and executive officer performance, compensation and succession planning and inclusion, diversity and belonging programs and initiatives. The Talent and Compensation Committee works with management on executive compensation and compensation risks, and regularly reviews inclusion and diversity, benefits, wellbeing, culture, and talent development strategies. VF’s Audit Committee monitors current and emerging risks, including human capital management risks, and VF’s health and safety program. The Governance and Corporate Responsibility Committee is responsible for conducting Director succession planning and the selection of Director nominees, and reviews VF’s Code of Business Conduct and VF’s sustainability policies, goals and programs. These Committees report and provide recommendations to the Board and are part of the broader framework that guides how VF attracts, develops, and retains a workforce that aligns with VF’s values and supports its strategies. In addition, VF’s Executive Leadership Team is regularly engaged in the development and management of key talent systems, guiding our culture, employee value proposition and talent development programs.
Examples of our key programs and initiatives that are focused to achieve our objectives include:
Inclusion, Diversity, Equity, Action (IDEA)
IDEA is fundamental to our business and we aim to sustain a workplace that celebrates the diversity of our associates. We strive to provide an environment that allows our associates to bring their authentic selves to work every day, and we’re determined to foster a workplace that is free of discrimination and harassment, and promotes allyship, advocacy and belonging. Our Global Inclusion, Diversity and Equity Council sets global goals and strategic direction in alignment with VF’s global IDEA strategy. Our Council to Advance Racial Equity (“CARE”) has committed to assisting in actions that promote, among other things; 1) increasing Black, Indigenous and People of Color (“BIPOC”) associate representation within director and above roles in the U.S.; 2) diverse candidate slates; 3) pay equity; 4) leader compensation tied to successful implementation of our IDEA strategy; 5) mentorship and sponsorship of BIPOC employees and members of the community; and 6) elevating our commitment to education, listening and learning. These actions are consistent and aligned with VF’s IDEA Statement, committing to equal opportunity for all employees and candidates. At the end of Fiscal 2021, approximately 16% of our U.S. workforce within director and above roles voluntarily self-identified as BIPOC.
VF is a member of the Paradigm for Parity coalition, which has pledged to promote organizational gender parity globally by 2030. At the end of Fiscal 2021, nearly 55% of the overall VF workforce and approximately 40% of director and above roles voluntarily self-identified as women. VF aims to remove barriers to uplifting women and has added and expanded resources to support women in the workplace, including career advancement workshops, community building activities through our Employee Resource Groups (“ERGs”), and a suite of benefits designed to promote wellbeing and provide support for parents and families.
Our dedication to inclusion and diversity is further reflected in programs sponsored by our ERGs. Our ERGs enhance our culture of belonging by creating a safe space for learning and dialogue about underrepresented groups, establishing a sense of community among associates and providing platforms to collect and share insights to support business imperatives. We currently have various ERGs for women, BIPOC, Veterans and LGBTQ+ communities. VF is committed to maximizing inclusion, diversity and equity not only within the company, but within the communities where we live and work, while also being a positive influence within the apparel and footwear sector, and society at large.
Culture, Talent Management and Engagement
Our culture is built on our five Guiding Principles: Live with Integrity, Act with Empathy, Be Curious, Persevere, and Act Courageously. We have codified this culture through the lens of “what we do”, “what we see” and “how we feel”, and we measure our culture and Employee Net Promoter Score (eNPS) via semi-annual surveys. Results are evaluated, shared with associates and used to guide management focus and attention. Recently, actions have included enhanced training and resources for managing in a distributed workplace and aid for managers with coaching and supporting associates through the COVID-19 pandemic. VF also conducts periodic pulse check surveys for interim feedback on specific topics such as ethics & compliance, safety, and remote/flexible work.
Talent management includes the acquisition, development, skilling and upskilling, and deployment of our talent. We utilize a range of tools and programs including diverse candidate slates, talent reviews, performance coaching and development, succession planning, access to volunteering opportunities, IDEA training and hundreds of online learning modules that are available to all associates.

VF Corporation Fiscal 2021 Form 10-K 7

Associate Wellbeing and Safety
VF endeavors to support the diverse wellbeing needs of our associates and their families. We define wellbeing as not only physical health, but also emotional, social, financial and career wellbeing. We offer a comprehensive and competitive benefits program to our full-time associates that is designed to provide choices and flexibility to meet their needs now and in the future. These include health & welfare programs, retirement programs, paid parental leave, adoption assistance, paid time off, tuition reimbursement, product discounts, fitness facilities or programs, childcare and educational resources and various on-site services, employee assistance program, and regular wellbeing programming as culturally appropriate throughout the geographies in which we operate.
Associate Safety rests at the heart of our decisions. Nothing is more fundamental than providing people with an environment where they feel safe, secure and supported. Our mission is simple: Foster a culture of safety that enables a workplace free of hazards and sends every employee home safely. Our goal is zero workplace injuries within our operations. We’re using our scale, influence and insight to help establish safe, stable working environments in the factories producing our products, while simultaneously improving the lives of those in local communities beyond the factory walls.
Ethics and Compliance
VF’s Code of Business Conduct sets forth business policies and principles for all directors, officers and associates of VF. The key principles of our code are as follows: we will lead with integrity; we will treat everyone with dignity and respect; we will compete fairly and honestly; we will follow the law everywhere we do business; and we will strive to make our communities better. Our global Ethics & Compliance program provides VF associates with the tools they need to understand our expectations for ethical business conduct and the courage to speak up and raise concerns without fear of retaliation.
A discussion of VF’s human capital management response to COVID-19 is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Employees
VF had approximately 40,000 employees at the end of Fiscal 2021. Of VF's total employees, approximately 68% were full-time and approximately 49% were located in the U.S. In international markets, certain employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

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
Customers
VF products are sold on a wholesale basis to specialty stores, mid-tier and traditional department stores, national chains and mass merchants. In addition, we sell products on a direct-to-consumer basis through VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Our sales in international markets are growing and represented 50% of our total revenues in the year ended March 2021, the majority of which were in Europe.
Sales to VF’s ten largest customers amounted to approximately 16% of total revenues in Fiscal 2021. Sales to the five largest customers amounted to approximately 10% of total revenues in Fiscal 2021. Sales to VF’s largest customer totaled approximately 2% of total revenues in Fiscal 2021.
Backlog
The dollar amount of VF’s order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.
8 VF Corporation Fiscal 2021 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the executive officers of VF Corporation as of May 27, 2021. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. None of the VF Corporation executive officers have any family relationship with one another or with any of the directors of VF Corporation.
Steven E. Rendle, 61, has been Executive Chairman of the Board since October 2017, President and Chief Executive Officer of VF since January 2017 and a Director of VF since June 2015. Mr. Rendle served as President and Chief Operating Officer from June 2015 to December 2016, Senior Vice President — Americas from April 2014 until June 2015, Vice President and Group President — Outdoor & Action Sports Americas from May 2011 until April 2014, President of VF’s Outdoor Americas businesses from 2009 to 2011, President of The North Face® brand from 2004 to 2009 and Vice President of Sales of The North Face® brand from 1999 to 2004. Mr. Rendle joined VF in 1999.
Scott A. Roe, 56, has been Executive Vice President and Chief Financial Officer of VF since March 2019. He served as Vice President and Chief Financial Officer of VF from April 2015 to February 2019, Vice President — Controller and Chief Accounting Officer of VF from February 2013 until March 2015, Vice President — Finance of VF from 2012 to 2013, Vice President — Chief Financial Officer of VF International from 2006 to 2012 and Vice President — Chief Financial Officer of VF’s former intimate apparel business from 2002 to 2006. Mr. Roe joined VF in 1996.
Kevin D. Bailey, 60, has been Executive Vice President and President, APAC and Emerging Brands since August 2020. He served as Executive Vice President and Group President, APAC and Vans from January 2017 until December 2017, President Action Sports & VF CASA from March 2016 to December 2016, President Action Sports & the Vans® brand from April 2014 to February 2016, Global President of the Vans® brand from June 2009 to March 2014 and Vice President Direct-to-Consumer for the Vans® brand from June 2002 to November 2007. Mr. Bailey joined VF in 2004.
Martino Scabbia Guerrini, 56, has been Executive Vice President and Group President — EMEA since January 2018. He served as President — VF EMEA from April 2017 until December 2017, Coalition President — Jeanswear, Sportswear and Contemporary International from January 2013 to November 2017, President — Sportswear and Contemporary EMEA from February 2009 to December 2012 and President — Sportswear and Packs from August 2006 to January 2009. Mr. Guerrini joined VF in 2006.
Bryan H. McNeill, 59, has been Vice President — Controller and Chief Accounting Officer since April 2015. He served as Controller and Supply Chain Chief Financial Officer of VF International from January 2012 until March 2015 and Controller of VF International from May 2010 until December 2011. Mr. McNeill joined VF in 1993.
Laura C. Meagher, 61, has been Executive Vice President, General Counsel and Secretary since March 2019. She served as Vice President, General Counsel and Secretary from 2012 to February 2019. She served as Vice President — Deputy General Counsel from 2008 to 2012 and Assistant General Counsel from 2004 to 2008. Ms. Meagher joined VF in 2004.
Stephen M. Murray, 60, has been Executive Vice President and Group Brand President, The North Face since October 2020. He served as Executive Vice President — Strategic Projects from April 2018 until October 2019 and as Group President, American from October 2019 until October 2020. Earlier in his career, he served as President — Action Sports Coalition from 2009 until 2010 and President of the Vans® brand from August 2004 until 2009. Mr. Murray originally joined VF in 2004.
Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 27, 2021 (“2021 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 3, 2021, which information is incorporated herein by reference.

AVAILABLE INFORMATION

All periodic and current reports, registration statements and other filings that VF has filed or furnished to the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and on VF’s website at www.vfc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports may also be obtained free of charge upon written request to the Secretary of VF Corporation, P.O. Box 13919, Denver, CO 80201.
The following corporate governance documents can be accessed on VF’s website: VF’s Corporate Governance Principles, Code of Business Conduct, and the charters of our Audit Committee, Talent and Compensation Committee, Finance Committee and Governance and Corporate Responsibility Committee. Copies of these documents also may be obtained by any shareholder free of charge upon written request to the Secretary of VF Corporation, P.O. Box 13919, Denver, CO 80201.
After VF’s 2021 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on August 26, 2020.
VF Corporation Fiscal 2021 Form 10-K 9

ITEM 1A. RISK FACTORS.

The following risk factors should be read carefully in connection with evaluating VF’s business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect VF’s business, its operating results and its financial condition.

ECONOMIC AND INDUSTRY RISKS

VF’s revenues and profits depend on the level of consumer spending for apparel and footwear, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on VF.
The success of VF’s business depends on consumer spending on apparel and footwear, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, unemployment, stock market performance, weather conditions, energy prices, public health issues (including the COVID-19 pandemic), consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where VF’s products are sold. Decreased consumer spending could result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins. The uncertain state of the global economy continues to impact businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve, adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on VF.
The coronavirus (COVID-19) pandemic has and will continue to materially and adversely affect our business, financial condition and results of operations.
Our business has been, and will continue to be, impacted by the effects of the COVID-19 pandemic in countries and territories where we operate and our employees, suppliers, third-party service providers, consumers or customers are located. These effects include recommendations or mandates from governmental authorities to close businesses, require staged reopening, limit travel, prevent large gatherings, and require individuals to follow self-quarantine, curfew, shelter-in-place, and stay-at-home orders. The countries and territories in which our products are made, manufactured, distributed or sold are in varying stages of restrictions and reopening to address the COVID-19 pandemic. Certain jurisdictions have begun reopening following precautionary measures such as limited operating hours and limited occupancy levels, only to return to further restrictions and closures in the face of a rising number of COVID-19 cases. There is significant uncertainty around retail store openings and the extent to which stores may remain open if and where there is a resurgence in COVID-19, and the duration and severity of any related restrictions. Some of the impacts of the COVID-19 pandemic on our business have included, and could continue to include, the following:
•significant reductions in demand and significant volatility in demand for our products by consumers and customers resulting in reduced orders, order cancellations, lower revenues, higher discounts, increased inventories, decreased value of inventories and lower gross margins, which continue to be caused by, among other things: the inability of consumers to purchase our products due to illness, quarantine or other restrictions or out of fear of exposure to COVID-19, phased reopenings and reclosures of our owned stores as well as stores of our customers or reduced store hours across the Americas, Europe and Asia-Pacific regions due to a resurgence of COVID-19, significant declines in consumer retail store traffic to stores that have reopened, or financial hardship and unemployment, shifts in demand away from consumer discretionary products and reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic;
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
•increased costs, including increased employee costs, such as for expanded benefits and essential employee incentives, and increased operating costs, including those associated with provision of personal protective
10 VF Corporation Fiscal 2021 Form 10-K

equipment and compliance with governmental or public health organization mandates or guidance, allowances or extended payment terms for customers, and inventory write-offs, all of which have negatively impacted our profitability;
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
These impacts have placed, and will continue to place limitations on our ability to execute our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation and may adjust our current policies and procedures as more information and guidance become available regarding the evolving situation. The impact of COVID-19 may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and any resurgences of COVID-19, which are uncertain and cannot be predicted. This situation is dynamic and changing rapidly and additional impacts may arise that we are not aware of currently.
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
VF competes with numerous apparel and footwear brands and manufacturers. Competition is generally based upon brand name recognition, price, design, product quality, selection, service and purchasing convenience. Some of our competitors are larger and have more resources than VF in some product categories and regions. In addition, VF competes directly with the private label brands of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on our ability to:
•anticipate and respond to changing consumer preferences and product trends in a timely manner;
•develop attractive, innovative and high quality products that meet consumer needs;
•maintain strong brand recognition;
•price products appropriately;
•provide best-in-class marketing support and intelligence;
•ensure product availability and optimize supply chain efficiencies;
•obtain sufficient retail store space and effectively present our products at retail;
•produce or procure quality products on a consistent basis; and
•adapt to a more digitally driven consumer landscape.
Failure to compete effectively or to keep pace with rapidly changing consumer preferences, markets, technology, business model and product trends could have a material adverse effect on VF’s business, financial condition and results of operations. Moreover, there are significant shifts underway in the wholesale and retail (e-commerce and retail store) channels, which have been accelerated because of the COVID-19 pandemic. VF may not be able to manage its brands within and across channels sufficiently, which could have a material adverse effect on VF’s business, financial condition and results of operations.
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
VF Corporation Fiscal 2021 Form 10-K 11

BUSINESS AND OPERATIONAL RISKS

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
One of VF’s key strategic objectives is growth. We seek to grow organically and through acquisitions. We seek to grow by building our lifestyle brands, expanding our share with winning customers, stretching VF’s brands to new regions, leveraging our supply chain and information technology capabilities across VF and expanding our direct-to-consumer business, including opening new stores, remodeling and expanding our existing stores and growing our e-commerce business. However, we may not be able to grow our existing businesses. For example:
•We may have difficulty completing acquisitions or dispositions to reshape our portfolio, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration, or it may disrupt our current business.
•We may not be able to transform our model to be more consumer- and retail-centric.
•We may not be able to transform our model to be more digitally focused.
•We may not be able to expand our market share with winning customers, or our wholesale customers may encounter financial difficulties and thus reduce their purchases of VF products.
•We may not be able to expand our brands in Asia or other geographies.
•We may not be able to achieve the expected results from our supply chain initiatives and establish and maintain effective supply chain capabilities, infrastructure, and the sourcing strategy necessary to optimally meet current and future business needs.
•We may have difficulty recruiting, developing or retaining qualified employees.
•We may not be able to achieve our direct-to-consumer expansion goals, including in e-commerce or other new channels, manage our growth effectively, successfully integrate the planned new stores into our operations, operate our new, remodeled and expanded stores profitably, adapt our business model or develop relationships with consumers for e-commerce or other new channels.
•We may not be able to offset rising commodity or conversion costs in our product costs with pricing actions or efficiency improvements.
Failure to implement our strategic objectives may have a material adverse effect on VF’s business.
Moreover, VF is engaged in a business model transformation to become more consumer-minded, retail-centric and hyper-digital. Failure to successfully execute VF’s transformation agenda at a fast enough pace with clear objectives, assignments, accountability, project management, governance and appropriate consideration for change management could result in a diminished ability to remain competitive.
Further, organizational effectiveness, agility and execution are important to VF’s success. Failure to create an agile and efficient operating model and organizational structure or to effectively define, prioritize, and align on clear achievable and appropriately resourced strategic priorities could result in an inability to remain competitive in a rapidly changing marketplace.
12 VF Corporation Fiscal 2021 Form 10-K

VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage, failure or interruption due to viruses, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our system or the implementation of new systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of VF’s business, including our reputation, management of inventory, ordering and replenishment of products, manufacturing and distribution of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media. Moreover, failure to provide effective digital capabilities and information technology infrastructure could result in an inability to meet current and future business needs and a resulting loss of brand competitiveness.
VF is subject to data security and privacy risks that could negatively affect its business operations, results of operations or reputation.
In the normal course of business, we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, identity theft and user privacy. Data security breaches are increasingly sophisticated, and are difficult to detect for long periods of time. Accordingly, if unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, publish, delete, hold ransom or modify our private and sensitive information, including credit card information and personal information. We have implemented systems and processes designed to protect against unauthorized access to or use of personal information, and rely on encryption and authentication technology to effectively secure transmission of confidential customer information, including credit card information. Despite these security measures, there is no guarantee that they are adequate and our facilities and systems and those of our third-party service providers may be vulnerable and unable to anticipate or detect security breaches and data loss. In addition, employees may intentionally or inadvertently cause data security breaches that result in the unauthorized release of personal or confidential information. VF and its customers could suffer harm if valuable business data, or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in VF’s systems or due to one of our third-party service providers or our employees. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation, confidence in our e-commerce platforms and our relationships with customers and employees, result in business disruption, unwanted and negative media attention and lost sales, and expose us to risks of litigation, liability and increased scrutiny from regulatory entities. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with laws regarding the privacy and security of personal information and we may not be able to comply with new regulations such as the General Data Protection Regulation in the European Union, the California Consumer Privacy Act and the Virginia Consumer Data Protection Act. Any failure to comply with the laws and regulations and consumer expectations surrounding the privacy and security of personal information could subject us to legal and reputational risk, including significant fines and/or litigation for non-compliance in multiple jurisdictions, negative media coverage, diminished consumer confidence and decreased attraction to our brands, any of which could have a negative impact on revenues and profits. In addition, our existing insurance policies may not reimburse us for all of the damages that we might incur as a result of a security breach. Moreover, if our associates or vendors, intentionally or inadvertently, misuse consumer data or are not transparent with consumers about how we use their data, our brands, reputation and relationships with consumers could be damaged.
There are risks associated with VF’s acquisitions and portfolio management.
Any acquisitions or mergers by VF, including the recent acquisition of Supreme, will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations, systems and personnel of the companies and the loss of key employees and customers as a result of changes in management. In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. Moreover, failure to effectively manage VF’s portfolio of brands in line with growth targets and shareholder expectations, including acquisition choices, integration approach and divestiture timing could result in unfavorable impact to growth and value creation.
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
During Fiscal 2021, approximately 96% of VF’s units were purchased from independent manufacturers primarily located in Asia. Any of the following could impact our ability to produce or
VF Corporation Fiscal 2021 Form 10-K 13

deliver VF products, or our cost of producing or delivering products and, as a result, our profitability:
•political or labor instability in countries where VF’s facilities, contractors and suppliers are located;
•changes in local economic conditions in countries where VF’s facilities, contractors and suppliers are located;
•public health issues, such as the current COVID-19 pandemic, could result in (or continue to result in) closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•political or military conflict could cause a delay in the transportation of raw materials and products to VF and an increase in transportation costs;
•disruption at ports of entry, could cause delays in product availability and increase transportation times and costs;
•heightened terrorism security concerns could subject imported or exported goods to additional, more frequent or lengthier inspections, leading to delays in deliveries or impoundment of goods for extended periods;
•decreased scrutiny by customs officials for counterfeit goods, leading to more counterfeit goods and reduced sales of VF products, increased costs for VF’s anti-counterfeiting measures and damage to the reputation of its brands;
•disruptions at manufacturing or distribution facilities caused by natural and man-made disasters;
•imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations could limit our ability to produce products in cost-effective countries that have the required labor and expertise;
•imposition of duties, taxes and other charges on imports; and
•imposition or the repeal of laws that affect intellectual property rights.
Although no single supplier and no one country is critical to VF’s production needs, if we were to lose a supplier it could result in interruption of finished goods shipments to VF, cancellation of orders by customers and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on VF’s revenues and, consequently, our results of operations.
In addition, although we audit our third-party material suppliers and contracted manufacturing facilities and set strict compliance standards, actions by a third-party supplier or manufacturer that fail to comply could result in such third-party supplier failing to manufacture products that consistently meet our quality standards and/or expose VF to claims for damages, financial penalties and reputational harm, any of which could have a material adverse effect in our business and operations.
A substantial portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay VF could substantially reduce VF’s revenues and profits.
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were approximately 16% of total revenues in Fiscal 2021, with our largest customer accounting for approximately 2% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations.
Talent management, employee retention and experience are important factors in VF’s success.
Our future success also depends on our ability to attract, develop, and retain talent with the necessary knowledge, skills and experience and maintain a culture of wellbeing, empowerment and diversity to ensure VF is innovative and remains competitive in a rapidly-changing global marketplace. Competition for experienced and well-qualified personnel is intense and we may not be successful in attracting and retaining such personnel, which could impact VF’s ability to remain competitive. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. VF depends on the services and management experience of its executive officers and business leaders who have substantial experience and expertise in VF’s business. The unexpected loss of services of one or more of these individuals or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on VF.
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
14 VF Corporation Fiscal 2021 Form 10-K

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
VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others copying its products and infringing its intellectual property rights, especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as The North Face®, Timberland®, Vans®, JanSport®, Dickies® and Supreme® enjoy significant worldwide consumer recognition, and the higher pricing of those products creates additional risk of counterfeiting and infringement.
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
VF’s business and operations could be materially and adversely affected if it fails to create systems of monitoring, prevention, response, crisis management, continuity and recovery to mitigate natural or man-made economic, political or environmental disruptions.
Business resiliency is important to VF’s success because there are a variety of risks generally associated with doing business on a global basis that may involve natural or man-made economic, political or environmental disruptions. Disruptions, and government responses to any disruption, could cause, among other things, a decrease in consumer spending that would negatively impact our sales, delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture and shipment of products, increased costs and a negative impact on our reputation and long-term growth plans. The impact of disruptions may vary based on the length and severity of the disruption. VF’s failure to create systems of monitoring, prevention, response, crisis management, continuity and recovery to mitigate potential threats impacting its business, people, processes and facilities could result in extended disruptions and unpredictability.
VF Corporation Fiscal 2021 Form 10-K 15

LEGAL, REGULATORY AND COMPLIANCE RISKS

VF’s operations and earnings may be affected by legal, regulatory, political and economic uncertainty and risks.
Our ability to maintain the current level of operations in our existing markets and to capitalize on growth in existing and new markets is subject to legal, regulatory, political and economic uncertainty and risks. These include the burdens of complying with U.S. and international laws and regulations, and unexpected changes in regulatory requirements.
Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices. While enactment of any such change is not certain, if such changes were adopted or if we failed to anticipate and mitigate the impact of such changes, our costs could increase, which would reduce our earnings. For example, on January 31, 2020, the United Kingdom ceased to be a member state of the European Union (commonly referred to as “Brexit”). The United Kingdom and the European Union subsequently reached a provisional post-Brexit Trade and Cooperation Agreement that contains new rules governing the relationship between the United Kingdom and Europe, including with respect to trade, travel and immigration. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. Any of these effects of Brexit, and others we cannot anticipate could adversely affect our business, results of operations and financial condition.
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
As a result of recent policy changes of the U.S. government and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. Tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted, considered or are considering imposing retaliatory measures on certain U.S. goods. VF, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
Changes in tax laws could increase our worldwide tax rate and tax liabilities and materially affect our financial position and results of operations.
We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“U.S. Tax Act”), which included a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and a new minimum tax on certain foreign earnings. Taxes related to the one-time mandatory deemed repatriation of foreign earnings due over a period of time could be accelerated upon certain triggering events, including failure to pay such taxes when due. In addition, regulatory, administrative and legislative guidance related to the U.S. Tax Act continues to be released. To the extent any future guidance differs from our interpretation of the law, or the new U.S. Presidential Administration takes further action, including through its recent proposal of a higher U.S. federal corporate tax rate and increased taxation of offshore income, such guidance or action could have a material effect on our financial position and results of operations.
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
16 VF Corporation Fiscal 2021 Form 10-K

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
On February 14, 2019 the General Court annulled the EU decision and on April 26, 2019 the EU appealed the General Court's annulment. Both listed requests for annulment remain open and unresolved. Additionally, the EU has initiated proceedings related to individual rulings granted by Belgium, including the ruling granted to VF. VF notes that the exposure for this tax matter is estimated at approximately $37 million, which has already been paid by VF.
Also, VF petitioned the U.S. Tax Court to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. VF remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on VF's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, VF's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing in dispute has passed VF including the income, and paying the related tax, on our income tax returns. VF notes that should the IRS prevail in this timing matter, the net interest expense would be up to $181.0 million. Further, this timing matter is impacted by the U.S. Tax Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136.3 million.
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
Failure by VF or its third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, safety, labor and environmental standards, or related political considerations, could result in interruption of finished goods shipments to VF, extensive remediation efforts, cancellation of orders by customers and termination of relationships. If VF or one of our independent contractors violates labor or other laws, implements labor or other business practices or takes other actions that are generally regarded as unethical, it could result in unwanted or negative media attention, jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts that may reduce demand for VF’s merchandise. Damage to VF’s reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on VF’s results of operations, financial condition and cash flows, as well as require additional resources to rebuild VF’s reputation.
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
Climate change and increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our business and financial results and damage our reputation.
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
Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, and stakeholders have focused increasingly on the environmental,
VF Corporation Fiscal 2021 Form 10-K 17

social and governance ("ESG") and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our brands, reputation and employee retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our credibility, employee retention, and the willingness of our customers and suppliers to do business with us.

FINANCIAL RISKS

VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in VF’s Consolidated Statement of Operations and could be material.
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
It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in Fiscal 2022 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace, or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
Fluctuations in wage rates and the price, availability and quality of raw materials and finished goods could increase costs.
Fluctuations in the price, availability and quality of fabrics, leather or other raw materials used by VF in its manufactured products, or of purchased finished goods, could have a material adverse effect on VF’s cost of goods sold or its ability to meet its customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, crop yields, energy prices, weather patterns, public health issues (such as the COVID-19 pandemic) and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. Inflation can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemical and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the values of the U.S. dollar may result in higher manufacturing costs. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.
A growing percentage of VF’s total revenues (approximately 50% in Fiscal 2021) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors or VF plants located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.
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
18 VF Corporation Fiscal 2021 Form 10-K

Our ability to obtain short-term or long-term financing on favorable terms, if needed, could be adversely affected by geopolitical risk and volatility in the capital markets.
Any disruption in the capital markets could limit the availability of funds or the ability or willingness of financial institutions to extend capital in the future. Future volatility in the financial and credit markets, including the recent volatility due, in part, to the current COVID-19 pandemic, could make it more difficult for us to obtain financing or refinance existing debt when the need arises, including upon maturity, or on terms that would be acceptable to us. This disruption or volatility could adversely affect our liquidity and funding resources or significantly increase our cost of capital. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and cash flows.

In addition, the U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, with support from the U.S. Federal Reserve, announced a consultation period on its intention to continue U.S. LIBOR quotes for the most actively used maturities on legacy transactions until June 2023, with the remainder to phase out by the end of 2021, as previously announced. Following this announcement, multiple U.S. governmental agencies issued a joint statement encouraging banks to transition away from LIBOR for new contracts as soon as practicable and no later than December 31, 2021. Uncertainty regarding rates may make borrowing or refinancing our indebtedness more expensive or difficult to achieve on terms we consider favorable.
VF’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent VF from fulfilling its financial obligations, and VF may not be able to maintain its current credit ratings, may not continue to pay dividends or repurchase its common stock and may not remain in compliance with existing debt covenants.
As of April 3, 2021, VF had approximately $5.7 billion of debt outstanding. VF’s debt and interest payment requirements could have important consequences on its business, financial condition and results of operations. For example, it could:
•require VF to dedicate a substantial portion of its cash flow from operations to repaying its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends, repurchase VF’s common stock and for other general corporate purposes;
•limit VF’s flexibility in planning for or reacting to general adverse economic conditions or changes in its business and the industries in which it operates;
•place VF at a competitive disadvantage compared to its competitors that have less indebtedness outstanding; and
•negatively affect VF's credit ratings and limit, along with the financial and other restrictive covenants in VF’s debt documents, its ability to borrow additional funds.

In addition, VF may incur substantial additional indebtedness in the future to fund acquisitions, repurchase common stock or fund other activities for general business purposes. If VF incurs additional indebtedness, it may limit VF’s ability to access the debt capital markets or other forms of financing in the future and may result in increased borrowing costs.
Although VF has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its stock subject to certain limitations under its share repurchase programs, any determinations by the board of directors to continue to declare and pay cash dividends on VF’s common stock or to repurchase VF’s common stock will be based primarily upon VF’s financial condition, results of operations and business requirements, its access to debt capital markets or other forms of financing, the price of its common stock in the case of the repurchase program and the board of directors’ continuing determination that the repurchase programs and the declaration and payment of dividends are in the best interests of VF’s shareholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. For example, during Fiscal 2021, VF decided to temporarily pause its share repurchase program to support its business in response to the COVID-19 pandemic. In the event VF does not declare and pay a quarterly dividend or once again discontinues its share repurchases, VF’s stock price could be adversely affected.
VF is required to comply with certain financial and other restrictive debt covenants in its debt documents. Failure by VF to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on VF if the lenders declare any outstanding obligations to be immediately due and payable.
VF is subject to the risk that its licensees may not generate expected sales or maintain the value of VF’s brands.
During Fiscal 2021, $51.7 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:
•obtain capital;
•manage its labor relations;
•maintain relationships with its suppliers;
•manage its credit risk effectively;
•maintain relationships with its customers; and
•adhere to VF’s Global Compliance Principles.
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
VF Corporation Fiscal 2021 Form 10-K 19

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
The Kontoor Brands spin-off could result in substantial tax liability to us and our shareholders.
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
Even if the spin-off otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our shareholders) in certain circumstances if future significant acquisitions of our stock or the stock of Kontoor Brands are deemed to be part of a plan or series of related transactions that included the spin-off. In this event, the resulting tax liability could be substantial. In connection with the spin-off, we entered into a tax matters agreement with Kontoor Brands, pursuant to which Kontoor Brands agreed to not enter into any transaction that could cause any portion of the spin-off to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. In addition, these potential tax liabilities may discourage, delay or prevent a change of control of us.
A director who serves on our Board of Directors also serves as a director of Kontoor Brands, and ownership of shares of common stock of Kontoor Brands by our directors and executive officers may create, or appear to create, conflicts of interest.
A director who serves on our Board of Directors currently serves on the Board of Directors of Kontoor Brands. This may create, or appear to create, conflicts of interest when our or Kontoor Brands' management and directors face decisions that could have different implications for us and Kontoor Brands, including the resolution of any dispute regarding the terms of the agreements governing the spin-off and our relationship with Kontoor Brands or any other commercial agreements entered into in the future between us and Kontoor Brands.
Some of our executive officers and non-employee directors currently own shares of the common stock of Kontoor Brands. The continued ownership of such common stock by our directors and executive officers may create, or may appear to create, a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and Kontoor Brands.
20 VF Corporation Fiscal 2021 Form 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

The following is a summary of VF Corporation’s principal owned and leased properties as of April 3, 2021.
VF’s global headquarters are located in a 285,000 square foot, leased facility in Denver, Colorado. In addition, we own facilities in Stabio, Switzerland and lease offices in Hong Kong, China, which serve as our European and Asia-Pacific regional headquarters, respectively. We also own or lease segment and brand headquarters facilities throughout the world.
VF owns a 236,000 square foot facility in Appleton, Wisconsin that serves as a shared services center for certain Outdoor, Active and Work brands in North America. We own a 180,000 square foot facility in Greensboro, North Carolina that serves as a corporate shared service center. We own and lease shared service facilities in Bornem and Antwerp, Belgium that support our European operations. We also lease a shared service facility in Dalian, China that supports our Asia-Pacific operations. Our sourcing hubs are located in Hong Kong, China and Panama City, Panama.
Our largest fully-operational distribution centers by region are located in Visalia, California, Prague, Czech Republic and Shanghai, China. In total, we operate 29 owned or leased distribution centers primarily in the U.S., but also in the United Kingdom, Belgium, the Netherlands, Canada, Mexico, Israel, Japan and France.
In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,374 retail stores across the Americas, Europe and Asia-Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.

SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental regulations if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, VF uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. VF believes that this threshold is reasonably designed to result in disclosure of any such proceedings that are material to VF’s business or financial condition. Applying this threshold, there are no such proceedings to disclose for this period.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
VF Corporation Fiscal 2021 Form 10-K 21

PART II

ITEM 5. MARKET FOR VF’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. As of May 1, 2021 there were 2,975 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of June, September, December and March.

PERFORMANCE GRAPH:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for Fiscal 2016 through Fiscal 2021. The S&P 1500 Apparel Index at the end of Fiscal 2021 consisted of Capri Holdings Limited, Carter’s, Inc., Columbia Sportswear Company, Fossil, Inc., G-III Apparel Group, Ltd., Hanesbrands Inc., Kontoor Brands, Inc., Movado Group, Inc., Oxford Industries, Inc., PVH Corp., Ralph
Lauren Corporation, Tapestry, Inc., Under Armour, Inc., Vera Bradley, Inc. and VF Corporation. The graph assumes that $100 was invested at the end of Fiscal 2015 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of Fiscal 2015 through Fiscal 2021. Past performance is not necessarily indicative of future performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN OF VF COMMON STOCK,
S&P 500 INDEX AND S&P 1500 APPAREL INDEX
VF Common Stock closing price on April 3, 2021 was $79.49

250
200
150
100
50
0
Dollars
1/2/2016
12/31/2016
12/30/2017
3/30/2019
3/28/2020
4/3/2021
VF Corporation
S&P 500 Index
S&P 1500 Apparel, Accessories & Luxury Goods

Company / Index	Base Period 1/2/2016	12/31/16	12/30/17	3/30/19	3/28/20	4/3/21
VF Corporation	$100.00	$87.86	$125.42	$151.67	$109.66	$154.75
S&P 500 Index	100.00	111.96	136.40	148.22	135.54	218.13
S&P 1500 Apparel, Accessories & Luxury Goods	100.00	89.92	107.34	108.78	57.44	113.21
22 VF Corporation Fiscal 2021 Form 10-K

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended April 3, 2021 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
December 27, 2020 — January 23, 2021	—	$—	—	$2,836,975,339
January 24, 2021 — February 20, 2021	—	—	—	2,836,975,339
February 21, 2021 — April 3, 2021	—	—	—	2,836,975,339
Total	—		—

ITEM 6. SELECTED FINANCIAL DATA.

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

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
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, apparel, backpack, luggage and accessories categories. Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms.
VF is organized by groupings of businesses represented by its reportable segments for financial reporting purposes. The three reportable segments are Outdoor, Active and Work.

BASIS OF PRESENTATION

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. All references to the years ended March 2021 ("Fiscal 2021"), March 2020 ("Fiscal 2020") and March 2019 ("Fiscal 2019") relate to the 53-week fiscal year ended April 3, 2021 and the 52-week fiscal years ended March 28, 2020 and March 30, 2019, respectively.
The following discussion and analysis focuses on our financial results for the years ended March 2021 and 2020 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended March 2020 compared to the year ended March 2019 is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 28, 2020, filed with the SEC on May 27, 2020, and is incorporated by reference into this Form 10-K.
All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
References to the year ended March 2021 foreign currency amounts below reflect the changes in foreign exchange rates from the year ended March 2020 and their impact on translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On December 28, 2020, VF acquired 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme"). The business results for Supreme have been included in the Active segment. All references to contributions from acquisition below represent the operating results of Supreme from its date of acquisition. Refer to Note 3 to VF's consolidated financial statements for additional information on acquisitions.
On January 21, 2020, VF announced its decision to explore the divestiture of its Occupational Workwear business. The Occupational Workwear business is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®,
VF Corporation Fiscal 2021 Form 10-K 23

Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also includes the license of certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. As of March 28, 2020, the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria, which continued to be met as of April 3, 2021. Accordingly, the Company has reported the results of the Occupational Workwear business and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. These changes have been applied for all periods presented. In late April 2021, VF entered into a definitive agreement to sell its Occupational Workwear business for approximately $605 million in net cash, subject to certain post-closing adjustments. The transaction is expected to close in the first quarter of Fiscal 2022, and is subject to customary closing conditions and regulatory approvals.
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

RECENT DEVELOPMENTS

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a pandemic. The pandemic significantly impacted global economic conditions, as well as VF's business operations and financial performance during Fiscal 2021. Throughout the global impact of COVID-19, VF has remained first and foremost focused on a people-first approach that prioritizes the health and well-being of its employees, customers, trade partners and consumers around the world. To help mitigate the spread of COVID-19 and in response to health advisors and governmental actions and regulations, VF has modified its business practices including the temporary closing of offices and retail stores, instituting travel bans and restrictions and implementing health and safety measures including social distancing and quarantines. VF has also implemented measures that are designed to ensure the health, safety and well-being of associates employed in its distribution, fulfillment and manufacturing centers around the world.
VF-operated retail stores across the globe were significantly impacted during Fiscal 2021 due to temporary closures for varying periods of time. In the Asia-Pacific region, all VF-operated retail stores reopened in the first quarter and nearly all remained opened during Fiscal 2021. In the Europe region, the majority of stores reopened by the end of the second quarter, however; certain stores reclosed during the third and fourth quarters. Approximately 50% of stores in the Europe region were closed at the end of the third quarter and approximately 60% of stores were closed at the end of the fourth quarter. Some stores in the Europe region have opened since the end of the fourth quarter and currently approximately 20% of stores are closed. In North America, the majority of stores reopened by the end of the second quarter, however; certain stores reclosed during the third and fourth quarters. Approximately 15% of stores were closed at the end of the third quarter. The majority of the closures were Vans® stores, predominantly based in California. At the end of the fourth quarter, less than 5% of stores were closed. Currently less than 5% of stores in North America remain closed. VF is continuing to monitor the COVID-19 outbreak globally and will comply with guidance from government entities and public health authorities to prioritize the health and well-being of its employees, customers, trade partners and consumers. As COVID-19 uncertainty continues, retail store reclosures may occur.
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
In response to COVID-19, various government programs have been announced to provide financial relief to affected businesses including the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act, among other things, provides employer payroll tax credits for wages paid to employees unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Other foreign government programs available to VF also provide certain payroll tax credits and wage subsidies. The Company recognized $81.4 million during the year ended March 2021 as a result of relief from the CARES Act and other governmental packages, which were recorded as a reduction in selling, general and administrative expenses. The Company also intends to defer qualified payroll and other tax payments as permitted by the CARES Act and other governmental packages.
24 VF Corporation Fiscal 2021 Form 10-K

The COVID-19 pandemic is ongoing and dynamic in nature, and has driven global uncertainty and disruption. As a result, COVID-19 had a significant negative impact on the Company's business, including the consolidated financial condition, results of operations and cash flows during the year ended March 2021. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect ongoing disruption to our business.

Enterprise Protection Strategy

VF has taken a number of actions to advance its Enterprise Protection Strategy in response to the COVID-19 pandemic.
On April 23, 2020, VF closed its sale of senior unsecured notes, which provided net proceeds to the Company of approximately $2.97 billion. A portion of the net proceeds was used to repay borrowings under the Company's senior unsecured revolving credit facility (the "Global Credit Facility") and the remaining net proceeds will be used for general corporate purposes. At March 2021, VF had approximately $1.4 billion of cash and equivalents and short-term investments. Additionally, VF had approximately $2.2 billion available for borrowing against the Global Credit Facility, subject to certain restrictions including a $750.0 million minimum liquidity requirement.
Other actions VF has taken to support its business in response to the COVID-19 pandemic include the Company's decision to temporarily pause its share repurchase program. The Company currently has $2.8 billion remaining under its current share repurchase authorization. The Company paid a cash dividend of $1.94 per share during the year ended March 2021, and has declared a cash dividend of $0.49 per share that is payable in the first quarter of Fiscal 2022. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend and is not contemplating the suspension of its dividend at this time. VF's divestiture of the Occupational Workwear business is expected to provide an additional source of cash in Fiscal 2022.
VF has implemented cost controls to reduce discretionary spending to help mitigate the loss of sales and to conserve cash while continuing to support employees. The Company has also commenced a multi-year initiative designed to enable our ability to accelerate and advance VF's business model transformation. One of the key objectives of this initiative is to deliver global cost savings of approximately $125.0 million over a three-year period that will be used to support the transformation agenda and highest-priority growth drivers. As VF continues to actively monitor the situation and advance our business model transformation, we may take further actions that affect our operations.
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

HIGHLIGHTS OF THE YEAR ENDED MARCH 2021

•Year ended March 2021 revenues decreased 12% to $9.2 billion compared to the year ended March 2020, primarily due to the negative impact of COVID-19, and included a 2% favorable impact from foreign currency. The year ended March 2021 also included an extra week when compared to the year ended March 2020.
•Active segment revenues decreased 15% to $4.2 billion compared to the year ended March 2020, including a $142.0 million contribution from the Supreme acquisition and a 2% favorable impact from foreign currency.
•Outdoor segment revenues decreased 11% to $4.1 billion compared to the year ended March 2020, including a 2% favorable impact from foreign currency.
•Work segment revenues increased 7% to $945.7 million compared to the year ended March 2020, including a 1% favorable impact from foreign currency.
•Direct-to-consumer revenues were down 5% compared to the year ended March 2020, including a 2% favorable impact from foreign currency and a 4% contribution from the Supreme acquisition. Direct-to-consumer revenues accounted for 45% of VF’s total revenues in the year ended March 2021. VF opened 80 retail stores during the year ended March 2021 and acquired 12 Supreme® brand stores. E-commerce revenues increased 67% in the year ended March 2021 compared to the year ended March
2020, including a 3% favorable impact from foreign currency and a 9% contribution from the Supreme acquisition.
•International revenues decreased 7% compared to the year ended March 2020, including a 4% favorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues were up 24%, including a 4% favorable impact from foreign currency. International revenues represented 50% of VF’s total revenues in the year ended March 2021.
•Gross margin decreased 260 basis points to 52.7% in the year ended March 2021 compared to the year ended March 2020, primarily driven by elevated promotional activity and the timing of net foreign currency transaction activity.
•Cash flows provided by operating activities were $1.2 billion in the year ended March 2021.
•Earnings per share decreased 42% to $0.91 in the year ended March 2021 from $1.57 in the year ended March 2020. The decrease was primarily driven by the negative impact of COVID-19. The decrease was partially offset by the contribution from the Supreme acquisition and favorable impacts from foreign currency.
•VF returned $756.8 million to stockholders in cash dividends.
VF Corporation Fiscal 2021 Form 10-K 25

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the year ended March 2021 compared to the year ended March 2020:

(In millions)	Year Ended March
Net revenues — 2020	$10,488.6
Organic	(1,562.7)
Acquisition	142.0
Impact of foreign currency	170.9
Net revenues — 2021	$9,238.8

Year Ended March 2021 Compared to Year Ended March 2020

VF reported a 12% decrease in revenues in Fiscal 2021 compared to Fiscal 2020, including a 2% favorable impact from foreign currency. The revenue decrease was primarily attributable to the negative impact of COVID-19, including closures of VF-operated retail and VF's wholesale customer stores, supply chain disruption and reduced consumer demand. Fiscal 2021 included a $142.0 million contribution from the Supreme acquisition, which closed on December 28, 2020. Fiscal 2021 also included an extra week when compared to Fiscal 2020 due to VF's 53-week Fiscal 2021.
VF reported a 23% increase in revenues in the fourth quarter of Fiscal 2021 compared to the Fiscal 2020 period, including a 4% favorable impact from foreign currency and a 7% contribution from the Supreme acquisition. The increase was driven by VF's largest brands, e-commerce growth and an increase in the Asia-Pacific region, which experienced a significant negative impact from COVID-19 in the Fiscal 2020 period. The fourth quarter of Fiscal 2021 also included an extra week when compared to the Fiscal 2020 period due to VF's 53-week Fiscal 2021.
Additional details on revenues are provided in the section titled “Information by Reportable Segment”.
The following table presents the percentage relationship to net revenues for components of the Consolidated Statements of Operations:

	Year Ended March

	2021	2020
Gross margin (net revenues less cost of goods sold)	52.7%	55.3%
Selling, general and administrative expenses	45.9	43.4
Impairment of goodwill and intangible assets	0.2	3.1
Operating margin	6.6%	8.8%

Year Ended March 2021 Compared to Year Ended March 2020
Gross margin decreased 260 basis points to 52.7% in Fiscal 2021 compared to 55.3% in Fiscal 2020. Gross margin in Fiscal 2021 was negatively impacted by increased promotional activity to clear elevated inventory levels, the timing of net foreign currency transaction activity, charges associated with cost optimization and other activities indirectly related to the strategic review of the Occupational Workwear business and costs related to a transformation initiative for our Asia-Pacific regional operations. The decrease was partially offset by a favorable mix shift to higher margin businesses and channels.
Selling, general and administrative expenses as a percentage of total revenues increased 250 basis points in Fiscal 2021 compared to Fiscal 2020. This increase was primarily due to lower leverage of operating expenses due to decreased revenues as a result of the negative impact of COVID-19 and continued investments in strategic growth initiatives. Selling, general and administrative expenses decreased $307.0 million in Fiscal 2021 compared to Fiscal 2020 primarily due to cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.
VF recorded a $20.4 million noncash impairment charge in Fiscal 2021 related to the write-off of certain trademark and customer relationship balances, which resulted from strategic actions taken by the Company. VF recorded a $323.2 million noncash impairment charge related to the Timberland reporting unit during the fourth quarter of Fiscal 2020.
In Fiscal 2021, operating margin decreased 220 basis points, to 6.6% from 8.8% in Fiscal 2020, primarily due to the items described above.
Net interest expense increased $54.3 million to $126.5 million in Fiscal 2021. The increase in net interest expense was primarily due to additional borrowings of long-term debt and lower investment interest rates, partially offset by lower interest rates on borrowings. The Fiscal 2020 period also included a deferred loss on an interest rate hedging contract of $8.5 million recognized in net interest expense in connection with the full redemption of the aggregate principal amount of the outstanding 2021 notes.

26 VF Corporation Fiscal 2021 Form 10-K

Total outstanding interest-bearing debt averaged $5.8 billion and $2.6 billion for Fiscal 2021 and Fiscal 2020, respectively, with short-term borrowings representing 4.2% and 15.2% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 2.1% in Fiscal 2021 and 3.0% in Fiscal 2020.
Loss on debt extinguishment of $59.8 million was recorded in Fiscal 2020 as a result of the premiums, amortization and fees associated with cash tender offers for VF's outstanding 2033 and 2037 notes, and the full redemption of VF's outstanding 2021 notes.
Other income (expense), net primarily consists of components of net periodic pension cost (excluding the service cost component), foreign currency gains and losses and other non-operating gains and losses. Other income (expense) netted to $(24.7) million and $(68.7) million in Fiscal 2021 and Fiscal 2020, respectively. Included in other income (expense), net in Fiscal 2021 is $42.4 million expense related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America and $21.5 million of net periodic pension income driven by the return on plan assets. Included in other income (expense), net in Fiscal 2020 is $48.3 million expense related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America and $9.1 million of net periodic pension expense driven by $27.4 million of pension settlement charges.
The effective income tax rate was 22.3% in Fiscal 2021 compared to 13.5% in Fiscal 2020. The effective income tax rate is higher in Fiscal 2021 when compared to Fiscal 2020 primarily due to the discrete tax benefit in Fiscal 2020 associated with the transitional impact of Switzerland's Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act"). The Fiscal 2021 effective income tax rate included a net discrete tax expense of $9.8 million, which included a $22.8 million net tax expense related to unrecognized tax benefits and interest, a $5.9 million tax benefit related to stock compensation, a $2.8 million tax benefit related to return to accrual adjustments and a $4.3 million tax benefit related to withholding taxes on prior foreign earnings. The $9.8 million net discrete tax expense in Fiscal 2021 increased the effective income tax rate by 2.2% compared to a favorable 12.7% impact of discrete items for Fiscal 2020. Excluding discrete items, the effective tax rate during Fiscal 2021 decreased by approximately 6.1% primarily due to nondeductible goodwill impairment charges during Fiscal 2020. The international effective tax rate was 14.7% for Fiscal 2021.
As a result of the above, income from continuing operations in Fiscal 2021 was $354.9 million ($0.91 per diluted share), compared to $629.1 million ($1.57 per diluted share) in Fiscal 2020.
Refer to additional discussion in the “Information by Reportable Segment” section below.

VF Corporation Fiscal 2021 Form 10-K 27

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
Year Ended March 2021 Compared to Year Ended March 2020
The following tables present a summary of the changes in segment revenues and profit in the year ended March 2021 compared to the year ended March 2020 and revenues by region for our Top 4 brands for the years ended March 2021 and 2020:

Segment Revenues:
	Year Ended March
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2020	$4,644.0	$4,919.4	$886.4	$38.8	$10,488.6
Organic	(617.6)	(962.2)	50.6	(33.5)	(1,562.7)
Acquisition	—	142.0	—	—	142.0
Impact of foreign currency	101.2	61.7	8.7	(0.7)	170.9
Segment revenues — 2021	$4,127.6	$4,160.9	$945.7	$4.6	$9,238.8

Segment Profit (Loss):
	Year Ended March
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2020	$516.1	$1,136.8	$50.4	$(6.5)	$1,696.8
Organic	(191.8)	(528.7)	(24.1)	(0.8)	(745.4)
Acquisition	—	29.2	—	—	29.2
Impact of foreign currency	17.9	11.2	0.8	1.9	31.8
Segment profit (loss) — 2021	$342.2	$648.5	$27.1	$(5.4)	$1,012.4

Top Brand Revenues:
	Year Ended March 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®
United States	$1,945.0	$1,211.8	$615.8	$415.4
International:
Europe	702.0	807.3	533.2	103.2
Asia-Pacific	627.0	329.4	280.5	161.1
Americas (non-U.S.)	191.7	108.9	83.5	21.8
Global	$3,465.7	$2,457.4	$1,513.0	$701.5

	Year Ended March 2020
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®
United States	$2,379.9	$1,516.0	$735.2	$398.5
International:
Europe	786.8	768.6	646.7	105.2
Asia-Pacific	566.8	271.0	269.4	118.8
Americas (non-U.S.)	329.9	144.2	117.5	22.6
Global	$4,063.4	$2,699.8	$1,768.8	$645.1
(a) The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.

28 VF Corporation Fiscal 2021 Form 10-K

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Year Ended March

(Dollars in millions)	2021	2020	Percent Change
Segment revenues	$4,127.6	$4,644.0	(11.1)%
Segment profit	342.2	516.1	(33.7)%
Operating margin	8.3%	11.1%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Icebreaker® and Altra®.

Year Ended March 2021 Compared to Year Ended March 2020
Global revenues for Outdoor decreased 11% in Fiscal 2021 compared to Fiscal 2020, including a 2% favorable impact due to foreign currency. The decrease in revenues during the period was primarily related to the negative impact of COVID-19. Revenues in the United States decreased 19% in Fiscal 2021. Revenues in the Europe region decreased 5%, including a 5% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 11% in Fiscal 2021, with a 4% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region decreased 27% in Fiscal 2021, including a 1% favorable impact from foreign currency.
Global revenues for Outdoor increased 25% in the fourth quarter of Fiscal 2021 compared to the Fiscal 2020 period, including a 5% favorable impact from foreign currency, driven by growth in The North Face® and Timberland® brands, including an increase in the Asia-Pacific region, which experienced a significant negative impact from COVID-19 in the Fiscal 2020 period. The fourth quarter of Fiscal 2021 also included an extra week when compared to the Fiscal 2020 period due to VF's 53-week Fiscal 2021.
Global revenues for The North Face® brand decreased 9% in Fiscal 2021, including a 2% favorable impact from foreign currency. The decrease was due to the negative impact of COVID-19 primarily in the United States and Americas (non-U.S.) regions, which were partially offset by e-commerce growth and strong performance in the Asia-Pacific and Europe regions.

Global revenues for the Timberland® brand decreased 17% in Fiscal 2021, including a 3% favorable impact from foreign currency. The decrease was primarily due to the negative impact of COVID-19 primarily in the United States, Americas (non-U.S.) and Europe regions, partially offset by e-commerce growth and strong performance in the Asia-Pacific region.
Global direct-to-consumer revenues for Outdoor decreased 1% in Fiscal 2021, including a 3% favorable impact from foreign currency. The decrease was primarily due to the negative impact of COVID-19 and related closures of VF-operated retail stores, partially offset by e-commerce growth across all regions, which increased 64% in Fiscal 2021, including a 4% favorable impact from foreign currency. Global wholesale revenues for Outdoor decreased 17%, including a 2% favorable impact from foreign currency. The decrease was primarily driven by the negative impact of COVID-19.
Operating margin decreased in Fiscal 2021 compared to Fiscal 2020, reflecting lower leverage of operating expenses due to decreased revenues, elevated sales promotional activity, negative impact from the timing of net foreign currency transaction activity and continued investments in digital strategic growth initiatives. The decrease was partially offset by cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages. The year ended March 2020 also included a gain of approximately $11 million on the sale of office real estate and related assets in connection with the relocation of VF's global headquarters and certain brands to Denver, Colorado.

VF Corporation Fiscal 2021 Form 10-K 29

Active

	Year Ended March

(Dollars in millions)	2021	2020	Percent Change
Segment revenues	$4,160.9	$4,919.4	(15.4)%
Segment profit	648.5	1,136.8	(43.0)%
Operating margin	15.6%	23.1%

The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak®, JanSport® and Eagle Creek®.

Year Ended March 2021 Compared to Year Ended March 2020
Global revenues for Active decreased 15% in Fiscal 2021 compared to Fiscal 2020, including a 2% favorable impact from foreign currency. The overall decrease in revenues during the period was primarily related to the negative impact of COVID-19. Revenues in the United States decreased 18% in Fiscal 2021. Revenues in the Europe region decreased 16%, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 10% in Fiscal 2021, including a 2% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region decreased 42% in Fiscal 2021, including a 1% unfavorable impact from foreign currency. Included in these results are revenues from the Supreme acquisition of $142.0 million. Excluding revenues from Supreme, Active revenues decreased 18% in Fiscal 2021, including a 2% favorable impact from foreign currency.
Global revenues for Active increased 22% in the fourth quarter of Fiscal 2021 compared to the Fiscal 2020 period, including a 3% favorable impact from foreign currency and a 14% contribution from the Supreme acquisition. The increase was driven by growth in the Vans® brand, including an increase in the Asia-Pacific region, which experienced a significant negative impact from COVID-19 in the Fiscal 2020 period. The fourth quarter of Fiscal 2021 also included an extra week when compared to the Fiscal 2020 period due to VF's 53-week Fiscal 2021.
Vans® brand global revenues decreased 15% in Fiscal 2021, including a 1% favorable impact from foreign currency. The decrease was primarily due to the negative impact of COVID-19 in the United States, Americas (non-U.S.) and Europe regions, partially offset by e-commerce growth and growth in Greater China.
Global direct-to-consumer revenues for Active decreased 10% in Fiscal 2021, including a 1% favorable impact from foreign currency. Excluding revenues from acquisition, global direct-to-consumer revenues decreased 16%, including a 1% favorable impact from foreign currency. The decrease in the direct to-consumer channel was primarily due to the negative impact of COVID-19 and related closures of VF-operated retail stores, partially offset by e-commerce growth across all regions. E-commerce revenues increased 73% in Fiscal 2021, including a 3% favorable impact from foreign currency. Excluding revenues from acquisition, e-commerce revenues increased 53%, including a 2% favorable impact from foreign currency. Global wholesale revenues for Active decreased 20% in Fiscal 2021, primarily due to the negative impact of COVID-19, and included a 2% favorable impact from foreign currency.
Operating margin decreased in Fiscal 2021 compared to Fiscal 2020, reflecting lower leverage of operating expenses due to decreased revenues, elevated sales promotional activity, negative impact from the timing of net foreign currency transaction activity and continued investments in direct-to-consumer and digital strategic growth initiatives. The decrease in Fiscal 2021 was partially offset by cost controls taken in response to COVID-19, contribution from the Supreme acquisition and payroll relief from the CARES Act and other governmental packages.

30 VF Corporation Fiscal 2021 Form 10-K

Work

	Year Ended March

(Dollars in millions)	2021	2020	Percent Change
Segment revenues	$945.7	$886.4	6.7%
Segment profit	27.1	50.4	(46.1)%
Operating margin	2.9%	5.7%

The Work segment includes the following brands: Dickies® and Timberland PRO®.

Year Ended March 2021 Compared to Year Ended March 2020
Global Work revenues increased 7% in Fiscal 2021 compared to Fiscal 2020, including a 1% favorable impact from foreign currency. The revenue increase was driven by overall growth in both the Dickies® and Timberland PRO® brands, partially offset by the negative impact of COVID-19. Revenues in the United States increased 3% in Fiscal 2021. Revenues in the Europe region were flat, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 36%, including a 5% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region were flat in Fiscal 2021, including a 2% unfavorable impact from foreign currency.
Global Work revenues increased 23% in the fourth quarter of Fiscal 2021 compared to the Fiscal 2020 period, including a 3% favorable impact from foreign currency, driven by overall growth in both the Dickies® and Timberland PRO® brands, including an increase for the Dickies® brand in the Asia-Pacific region, which experienced a significant negative impact from COVID-19 in the Fiscal 2020 period. The fourth quarter of Fiscal 2021 also included an extra week when compared to the Fiscal 2020 period due to VF's 53-week Fiscal 2021.
Dickies® brand global revenues increased 9% in Fiscal 2021, including a 2% favorable impact from foreign currency. The increase was driven by strong performance in work-inspired lifestyle products, and growth in e-commerce and the Asia-Pacific region.
Operating margin decreased in Fiscal 2021 compared to Fiscal 2020. The decrease was primarily attributed to charges associated with cost optimization and other activities indirectly related to the strategic review of the Occupational Workwear business, partially offset by increased pricing and cost controls taken in response to COVID-19.

Reconciliation of Segment Profit to Consolidated Income Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated income before income taxes. These costs are (i) impairment of goodwill and indefinite-lived intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the respective businesses, (ii) interest expense, net, and loss on debt extinguishment which are excluded from segment profit because substantially all financing costs are managed at the corporate office and are not under the control of segment management, and (iii) corporate and other expenses, which are excluded from segment profit to the extent they are not allocated to the segments. Impairment of goodwill and indefinite-lived intangible assets and net interest expense are discussed in the “Consolidated Statements of Operations” section, and corporate and other expenses are discussed below.
Following is a summary of VF’s corporate and other expenses:

	Year Ended March

(In millions)	2021	2020
Information systems and shared services	$363.8	$365.9
Less costs allocated to segments	(219.2)	(212.0)
Information systems and shared services retained at corporate	144.6	153.9
Corporate headquarters’ costs	228.5	292.5
Other	43.9	68.0
Corporate and other expenses	$417.0	$514.4

Information Systems and Shared Services
These costs include management information systems and the centralized finance, supply chain, human resources, direct-to-consumer and customer management functions that support worldwide operations. Operating costs of information systems and shared services are charged to the segments based on utilization of those services. Costs to develop new computer applications are generally not allocated to the segments. Included in information systems and shared services costs in
Fiscal 2021 and Fiscal 2020 are costs associated with software system implementations and upgrades and other strategic projects.
Corporate Headquarters’ Costs
Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees, and general and administrative expenses that have not been allocated to the segments. The decrease in corporate
VF Corporation Fiscal 2021 Form 10-K 31

headquarters’ costs in Fiscal 2021 compared to Fiscal 2020 is primarily attributed to cost controls to reduce discretionary spending and lower costs related to the relocation of our global headquarters and certain brands to Denver, Colorado. The decrease in Fiscal 2021 was partially offset by expenses associated with the acquisition of Supreme, costs related to a transformation initiative for our Asia-Pacific regional operations and increased charges associated with cost optimization and other activities indirectly related to the strategic review of the Occupational Workwear business.
Other
This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the segments, (ii) costs of registering, maintaining and enforcing certain of VF’s trademarks, and (iii) miscellaneous consolidated costs, the most significant of which is related to activity associated with VF’s centrally-managed U.S. defined benefit pension plans. The decrease in other expenses in Fiscal 2021 compared to Fiscal 2020 is primarily due to lower pension settlement charges of $25.9 million for the periods compared. Included in other expense in Fiscal 2021 and Fiscal 2020 is $42.4 million and $48.3 million, respectively, related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America. Also included in other expense in both Fiscal 2021 and Fiscal 2020 are retained corporate overhead and other costs related to the Work and former Jeans segments associated with divestiture actions taken by the Company. The retained costs associated with the former Jeans segment have been largely offset by reimbursements from Kontoor Brands related to transition services provided in both periods.

International Operations

International revenues decreased 7% in Fiscal 2021 compared to Fiscal 2020, primarily due to the negative impact of COVID-19. Foreign currency had a favorable impact of 4% on international revenues in Fiscal 2021. Revenues in the Europe region decreased 10% in Fiscal 2021, including a 5% favorable impact from foreign currency. In the Asia-Pacific region, revenues increased 13% in Fiscal 2021 over Fiscal 2020, driven by growth in Greater China. Foreign currency positively impacted revenues in the Asia-Pacific region by 3%. Revenues in Greater China increased 24% in Fiscal 2021, including a 4% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region decreased 34% in Fiscal 2021. International revenues were 50% and 47% of total VF revenues in Fiscal 2021 and Fiscal 2020, respectively.
International revenues increased 21% in the fourth quarter of Fiscal 2021 compared to the Fiscal 2020 period, including a 8% favorable impact from foreign currency and a 5% contribution from the Supreme acquisition. The increase was driven by growth in the Asia-Pacific region, which experienced a significant negative impact from COVID-19 in the Fiscal 2020 period. The fourth quarter of Fiscal 2021 also included an extra week when compared to the Fiscal 2020 period due to VF's 53-week Fiscal 2021.

Direct-to-Consumer Operations

Direct-to-consumer revenues decreased 5% in Fiscal 2021 over Fiscal 2020, including a 2% favorable impact from foreign currency and a 4% contribution from the Supreme acquisition. The decrease in direct-to-consumer revenues was primarily due to the negative impact of COVID-19 and related closures of VF-operated retail stores, as discussed in the "Impact of COVID-19" section above. Our e-commerce business grew 67% in Fiscal 2021, including a 3% favorable impact from foreign currency and a 9% contribution from the Supreme acquisition. The e-commerce growth occurred across all regions and partially offset the declines in our other direct-to-consumer operations in Fiscal 2021. VF opened 80 stores in Fiscal 2021 and acquired 12 Supreme® brand stores, bringing the total number of VF-owned retail stores to 1,374 at March 2021, which also reflects certain store closings during the period. There were 1,379 VF-owned retail stores at March 2020. Direct-to-consumer revenues were 45% of total VF revenues in Fiscal 2021 compared to 41% in Fiscal 2020.
Direct-to-consumer revenues increased 36% in the fourth quarter of Fiscal 2021 compared to the Fiscal 2020 period, including a 4% favorable impact from foreign currency and a 17% contribution from the Supreme acquisition. Our e-commerce business grew 106% in the fourth quarter of Fiscal 2021 compared to the Fiscal 2020 period, including a 7% favorable impact from foreign currency and a 41% contribution from the Supreme acquisition. The fourth quarter of Fiscal 2021 also included an extra week when compared to the Fiscal 2020 period due to VF's 53-week Fiscal 2021.

32 VF Corporation Fiscal 2021 Form 10-K

ANALYSIS OF FINANCIAL CONDITION

Balance Sheets

The following discussion refers to significant changes in balances for continuing operations at March 2021 compared to March 2020:
•Decrease in inventories — primarily due to lower inventory purchases as part of our inventory management to ensure proper matching of supply and demand resulting from reduced consumer demand due to the impact of COVID-19.
•Increase in short-term investments — due to new investments of excess cash entered into during Fiscal 2021.
•Increase in intangible assets — primarily due to the acquired indefinite-lived Supreme® trademark intangible asset of $1.2 billion recorded in connection with the acquisition.
•Increase in goodwill — primarily due to the amounts recorded in connection with the Supreme acquisition of $1.25 billion.
•Increase in operating lease right-of-use assets — primarily due to the commencement of new distribution center leases in Europe and North America during Fiscal 2021.
•Increase in other assets — primarily due to amounts recorded in connection with the Supreme acquisition, increases in assets held for deferred compensation plans and an increase in net pension assets for certain defined benefit plans.
•Decrease in short-term borrowings — due to the net repayment of borrowings under the Global Credit Facility using a portion of the net proceeds from the issuance of senior unsecured fixed-rate notes in April 2020.
•Increase in accrued liabilities — primarily due to amounts recorded in connection with the Supreme acquisition, and an increase in current operating lease liabilities, derivative liabilities, accrued interest and compensation-related liabilities.
•Increase in long-term debt — due to the issuance of $3.0 billion of senior unsecured fixed-rate notes in April 2020.
•Increase in operating lease liabilities — primarily due to the commencement of new distribution center leases in Europe and North America during Fiscal 2021.
•Increase in other liabilities — primarily due to deferred taxes and the contingent consideration liability of $207.0 million recorded in connection with the Supreme acquisition.

Liquidity and Cash Flows

We consider the following to be measures of our liquidity and capital resources:

(Dollars in millions)	March 2021	March 2020
Working capital	$2,113.1	$1,518.8
Current ratio	2.0 to 1	1.5 to 1
Net debt to total capital	68.2%	53.4%

The increase in the current ratio at March 2021 compared to March 2020 was primarily due to a net decrease in current liabilities driven by lower short-term borrowings, as discussed in the "Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at March 2021 compared to March 2020 was attributed to the increase in long-term debt, partially offset by the decrease in short-term borrowings, as discussed in the "Balance Sheets" section above. The increase was also attributed to a decrease in stockholders' equity, driven by payments of dividends, partially offset by current period income.
VF’s primary source of liquidity is its expected strong annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are typically highest in the fourth quarter of the calendar year. VF's additional sources of liquidity include available borrowing capacity against its Global Credit Facility, available cash and investment balances and international lines of credit.
VF Corporation Fiscal 2021 Form 10-K 33

In summary, our cash flows from continuing operations were as follows:

	Year Ended March

(In millions)	2021	2020
Cash provided by operating activities	$1,233.3	$800.4
Cash used by investing activities	(2,892.0)	(285.3)
Cash provided by financing activities	1,052.9	309.7

Cash Provided by Operating Activities

Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The increase in cash provided by operating activities in Fiscal 2021 compared to Fiscal 2020 is primarily due to a decrease in net cash usage for working capital, partially offset by lower earnings for the periods compared.
Cash Used by Investing Activities
The increase in cash used by investing activities in Fiscal 2021 compared to Fiscal 2020 related primarily to the cash paid to acquire Supreme of $2.0 billion, net of cash received, and purchases of short-term investments of $800.0 million, partially offset by proceeds from maturities of short-term investments of $200.0 million. Capital expenditures decreased $89.5 million and software purchases increased $29.9 million in Fiscal 2021 compared to the Fiscal 2020 period.
Cash Provided by Financing Activities
The increase in cash provided by financing activities in Fiscal 2021 compared to Fiscal 2020 was primarily due to the increase in net proceeds from long-term debt issuances of $1.9 billion, a $1.0 billion decrease in share repurchases and a $647.4 million decrease in payments on long-term debt, which was partially offset by a $1.8 billion net decrease in short-term borrowings for the periods compared. The increase was also partially offset by $906.1 million of cash received from Kontoor Brands, net of cash transferred, in Fiscal 2020.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during Fiscal 2021. During Fiscal 2020, VF purchased 12.0 million shares of its Common Stock in open market transactions at a total cost of $1.0 billion (average price per share of $83.33) under the share repurchase program authorized by VF's Board of Directors.
In response to the COVID-19 outbreak and to preserve financial liquidity, VF has made the decision to temporarily pause its share repurchase program. As of the end of Fiscal 2021, the Company had $2.8 billion remaining for future repurchases under its share repurchase program. VF will continue to evaluate its use of capital, giving first priority to enterprise protection and then to business acquisitions and direct shareholder return in the form of dividends and share repurchases.
Revolving Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash and investment balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires December 2023. VF may request an unlimited number of one year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including share repurchases and acquisitions. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements. Borrowings under the Global Credit Facility are priced at a credit spread of 91.0 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 9.0 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.
In April 2020, VF entered into an amendment to the Global Credit Facility that resulted in certain changes to the restrictive covenants, including an increase to the consolidated indebtedness to consolidated capitalization ratio financial covenant to 70% (from 60%) and a revision to the calculation of consolidated indebtedness to be net of unrestricted cash. As of March 2021, the covenant calculation includes cash and equivalents and short-term investments, and excludes consolidated operating lease liabilities. In addition, the amendment requires VF and its subsidiaries to maintain minimum liquidity in the form of unrestricted cash and unused financing commitments of not less than $750.0 million. As of March 2021, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were no commercial paper borrowings as of March 2021. Standby letters of credit issued as of March 2021 were $24.1 million, leaving approximately $2.2 billion available for borrowing against the Global Credit Facility at March 2021. Additionally, VF had approximately $1.4 billion of cash and equivalents and short-term investments at March 2021.
VF has $63.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $11.1 million and $13.8 million at March 2021 and March 2020, respectively. Borrowings under these arrangements had a weighted average interest rate of 11.0% and 16.3% at March 2021 and March 2020, respectively.
Senior Notes Issuance
On April 23, 2020, VF closed its sale of senior unsecured notes including $1.0 billion of 2.050% notes due April 2022, $750.0 million of 2.400% notes due April 2025, $500.0 million of 2.800%
34 VF Corporation Fiscal 2021 Form 10-K

notes due April 2027 and $750.0 million of 2.950% notes due April 2030. The net proceeds received by the Company were approximately $2.97 billion. A portion of the net proceeds was used to repay outstanding borrowings under the Global Credit Facility resulting from actions taken by VF to strengthen the Company's cash position in response to the COVID-19 pandemic.
Rating Agencies
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2021, VF’s long-term debt ratings were ‘A-’ by Standard & Poor’s ("S&P") Global Ratings and ‘Baa1’ by Moody’s Investors Service, both with 'stable' outlooks, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively.
None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest, if required by the respective holders of the notes. The change of control provision applies to all notes, except for the 2033 note.
Dividends
Cash dividends totaled $1.94 per share in Fiscal 2021 compared to $1.90 in Fiscal 2020. The dividend payout ratio was 186.5% of diluted earnings per share in Fiscal 2021 compared to 111.8% in Fiscal 2020. The Company has declared a dividend of $0.49 per share that is payable in the first quarter of Fiscal 2022. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend and is not contemplating the suspension of its dividend at this time.
Contractual Obligations
Following is a summary of VF’s material contractual obligations and commercial commitments at the end of March 2021 that will require the use of funds:

		Payment Due or Forecasted by Fiscal Year
(In millions)	Total	2022	2023	2024	2025	2026	Thereafter
Recorded liabilities:
Long-term debt (1)	$5,763	$2	$1,001	$1,001	$2	$751	$3,006
Operating leases (2)	1,747	435	347	245	175	119	426
Unrecorded commitments:
Interest payment obligations (3)	1,084	127	108	103	100	83	563
Inventory obligations (4)	2,417	2,394	14	9	—	—	—
	$11,011	$2,958	$1,470	$1,358	$277	$953	$3,995

(1)Long-term debt consists of required principal payments on long-term debt and finance lease obligations.
(2)Operating leases represent required lease payments during the noncancelable lease term. Variable payments for occupancy-related costs, real estate taxes, insurance and contingent rent are not included above. In addition, $23.1 million of leases (on an undiscounted basis) that have not yet commenced with terms of 2 to 10 years beginning in Fiscal 2022 are not included above.
(3)Interest payment obligations represent required interest payments on long-term debt and the interest portion of payments on finance leases. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the consolidated financial statements.
(4)Inventory obligations represent binding commitments to purchase finished goods, raw materials and contract production that are payable upon delivery of the inventory to VF. This obligation excludes the amount included in accounts payable at March 2021 related to inventory purchases.

VF had other financial commitments at the end of Fiscal 2021 that are not included in the above table but may require the use of funds under certain circumstances:
•$118.1 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the table above because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.
•Purchase orders for goods or services in the ordinary course of business are not included in the above table because they represent authorizations to purchase rather than binding commitments.
Management believes that VF’s cash and investment balances and expected funds to be provided by operating activities, as well as its Global Credit Facility, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the planned dividend, and (iii) flexibility to meet investment opportunities that may arise. There continues to be significant uncertainty about the duration and extent of the impact of COVID-19; however, management believes that VF has sufficient liquidity and flexibility to operate during and after the disruptions caused by the COVID-19 pandemic.
VF does not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.
VF Corporation Fiscal 2021 Form 10-K 35

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
Cash and equivalents risks
VF had $815.8 million of cash and equivalents at the end of Fiscal 2021. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business. Similarly, management monitors the credit quality of cash equivalents.
Defined benefit pension plan risks
At the end of Fiscal 2021, VF’s defined benefit pension plans were overfunded by a net total of $13.7 million. The overfunded status includes a $117.6 million liability related to our U.S. unfunded supplemental defined benefit plan, $58.4 million of net liabilities related to our non-U.S. defined benefit plans, and a $189.7 million net asset related to our U.S. qualified defined benefit plan. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.
VF’s reported earnings are subject to risks due to the volatility of its pension cost (income), which has ranged in recent years from cost of $39.7 million in the year ended March 2019 to income of $5.7 million in the year ended March 2021. These fluctuations are primarily due to the decrease in service costs due to the freeze of future benefit accruals in the U.S. qualified and supplemental defined benefit plans as of December 31, 2018 and varying amounts of actuarial gains and losses that are deferred and amortized to future years’ expense. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.
In Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified defined benefit pension plan and supplemental defined benefit pension plan, effective December 31, 2018. During the year ended March 2020, VF took an additional step in managing pension risk by offering former employees in the U.S. qualified plan a lump-sum option to receive a distribution of their deferred vested benefits. The U.S. qualified plan participants were reduced by 10% as a result of this offer. No additional funding of the pension plan was required as all distributions were paid out of existing plan assets, and the plan’s funded status remained materially unchanged. Refer to Note 16 to the consolidated financial statements.
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
Interest rate risks
VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since all of VF’s long-term debt has fixed interest rates, the exposure relates to changes in interest rates on variable rate short-term borrowings (which averaged approximately $244.0 million during Fiscal 2021). However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during Fiscal 2021, the effect of a hypothetical 1% increase in interest rates would be an increase in reported net income of approximately $15.0 million and a hypothetical 1% decrease in interest rates would be a decrease in reported net income of approximately $15.0 million.
Foreign currency exchange rate risks
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 50% of VF’s revenues in the year ended March 2021 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. As discussed later in this section, management hedges VF’s investments in certain foreign operations and foreign currency transactions.
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
36 VF Corporation Fiscal 2021 Form 10-K

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
For cash flow hedging contracts outstanding at the end of Fiscal 2021, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of Fiscal 2021, it would result in a change in fair value of those contracts of approximately $234 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
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
The application of these accounting policies requires that VF make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because VF’s business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, VF may retain outside specialists to assist in valuations of business acquisitions and impairment testing of goodwill and intangible assets. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
VF believes the following accounting policies involve the most significant management estimates, assumptions and judgments used in preparation of the consolidated financial statements or are the most sensitive to change from outside factors. The application of these critical accounting policies and estimates is discussed with the Audit Committee of the Board of Directors.

Inventories

VF’s inventories are primarily comprised of finished goods and are stated at the lower of cost or net realizable value. Cost includes all material, labor and overhead costs incurred to purchase or manufacture the finished goods. Overhead allocated to manufactured product is based on the normal capacity of plants and does not include amounts related to idle capacity or abnormal production inefficiencies. VF performs a detailed review at each business unit, at least quarterly, of all inventories on the basis of individual styles or individual style-size-color stock keeping units to identify slow moving or excess products, discontinued and to-be-discontinued products, and off-quality merchandise. This review matches inventory on hand, plus current production and purchase commitments, with current and expected future sales orders. Management performs an evaluation to estimate net realizable value using a systematic and consistent methodology of forecasting future demand, market conditions and selling prices less costs of disposal. If the estimated net realizable value is less than cost, VF provides an
VF Corporation Fiscal 2021 Form 10-K 37

allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to VF’s timely identification and ability to rapidly dispose of these distressed inventories.
Existence of physical inventory is verified through periodic physical inventory counts and ongoing cycle counts at most locations throughout the year. VF provides for estimated inventory losses that have likely occurred since the last physical inventory date. Historically, physical inventory shrinkage has not been material.

Business Combinations

VF accounts for business combinations using the acquisition method of accounting. Under the acquisition method, the consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. VF allocates the purchase price of an acquired business to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. Contingent consideration, if any, is included within the purchase price and is recognized at its fair value on the acquisition date.
The application of the acquisition method of accounting for business combinations and determination of fair value requires management to make judgments and may involve the use of significant estimates, including assumptions related to estimated future revenues, growth rates, cash flows, discount rates and royalty rates, among other items. VF generally evaluates fair value at acquisition using three valuation techniques - the replacement cost, market and income methods - and weights the valuation methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective. VF also typically utilizes third-party valuation specialists to assist management in the determination of the fair value of assets acquired and liabilities assumed. Management estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If the actual results differ from the estimates and judgments used, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the "Long-Lived Assets, Including Intangible Assets and Goodwill" section below.
During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.
During the fourth quarter of Fiscal 2021, VF completed the acquisition of Supreme Holdings, Inc. ("Supreme"). The preliminary purchase price for the transaction was $2.4 billion, which is comprised of $2.2 billion in cash and $0.2 billion for the estimated fair value of contingent consideration. The transaction also included $0.2 billion of cash acquired by VF. Management allocated the preliminary purchase price of the acquired Supreme business to the preliminary estimated fair values of the acquired assets and assumed liabilities at the date of acquisition, which resulted in excess purchase price of $1.25 billion that has been recorded as goodwill. The acquired assets include the estimated fair value of $1.20 billion for the Supreme® trademark, which is an identifiable intangible asset management believes to have an indefinite life. The estimated fair value of the Supreme® trademark was determined using the relief-from-royalty method of the income valuation approach, which required the use of significant estimates and assumptions, including future revenues, growth rates, royalty rate, tax rates and discount rate associated with the acquired intangible asset. Management's estimates and assumptions utilized internal forecasts of Supreme's future business performance and relevant market information. Management also utilized a third-party valuation specialist to assist in the determination of the estimated fair value of the Supreme® trademark.
Management believes the assumptions used in determining the estimated fair value of the Supreme® trademark are reasonable, but are inherently uncertain and unpredictable. As a result, actual results may differ from estimates. Future business and economic conditions, as well as significant changes in any of the assumptions used to estimate the acquisition date fair value of the Supreme® trademark, may result in a future impairment charge that could have a material effect on VF’s consolidated financial position and results of operations.
Refer to Note 3 to the consolidated financial statements for additional information related to acquisitions.

Long-Lived Assets, Including Intangible Assets and Goodwill

Definite-Lived Assets
VF’s depreciation policies for property, plant and equipment reflect judgments on the estimated economic lives and residual value, if any. VF’s amortization policies for definite-lived intangible assets reflect judgments on the estimated amounts and duration of future cash flows expected to be generated by those assets. In evaluating the amortizable life for customer relationship intangible assets, management considers historical attrition patterns for various groups of customers. In determining the lease term used to amortize operating lease right-of-use assets, VF considers initial terms and any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of lease term.
VF’s policy is to review property, plant and equipment, definite-lived intangible assets and operating lease right-of-use assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. VF tests for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent. VF measures recoverability of the carrying value of an asset or asset group by comparison to the estimated pre-tax undiscounted cash flows expected to be generated by the asset.
38 VF Corporation Fiscal 2021 Form 10-K

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
When testing operating lease right-of-use assets for potential impairment, VF uses the income-based discounted cash flow method using the estimated cash flows of the respective asset or asset group. The estimated pre-tax undiscounted cash flows of the asset or asset group through the end of its useful life are compared to its carrying value. If the pre-tax undiscounted cash flows of the asset exceed its carrying value, there is no impairment charge. If the pre-tax undiscounted cash flows of the asset or asset group are less than its carrying value, the estimated fair value of the asset or asset group is calculated considering what a market participant would pay to lease the asset for its highest and best use, and an impairment charge is recognized for the difference between the estimated fair value of the asset or asset group and its carrying value. The impairment loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets.
Indefinite-Lived Intangible Assets and Goodwill
Fair value for acquired intangible assets is generally based on the present value of expected cash flows. Indefinite-lived trademark or trade name intangible assets (collectively referred to herein as “trademarks”) represent individually acquired trademarks, some of which are registered in multiple countries. Goodwill represents the excess of cost of an acquired business over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, and is assigned at the reporting unit level.
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
VF Corporation Fiscal 2021 Form 10-K 39

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
The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which VF operates and conditions in the capital markets, many of which are outside of management’s control. At the reporting unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit’s strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management’s estimates and assumptions regarding:
•Annual cash flows, on a debt-free basis, arising from future revenues and profitability, changes in working capital, capital spending and income taxes for at least a 10-year forecast period.
•A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit and economic conditions.
•A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from comparable companies and the cost of debt for investment grade issuers. In addition, the discount rate may consider any company-specific risk in achieving the prospective financial information.
Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of VF’s reporting units.
Fiscal 2021 Impairment Testing
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2021. VF elected to bypass the qualitative analysis for the Kipling reporting unit goodwill and indefinite-lived trademark intangible asset. See additional discussion in the "Kipling Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis" section below. Management performed a qualitative analysis for all other reporting units and trademark intangible assets, as discussed below in the “Other Reporting Units - Qualitative Impairment Analysis” section.
Kipling Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2021, management performed a quantitative impairment analysis of the Kipling reporting unit goodwill and indefinite-lived trademark intangible asset. This decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on continued deterioration in Kipling financial results. Based on the analysis, management concluded the goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 19%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible asset at the December 27, 2020 testing date were $192.9 million and $50.1 million, respectively.
The Kipling® brand, acquired in 2004, offers handbags, luggage, backpacks, totes, and accessories. Products are sold globally through department, specialty and luggage stores, independently-operated partnership stores, independent distributors, concession retail stores, VF-operated stores, on websites with strategic digital partners and online. The Kipling reporting unit is included in the Active reportable segment.
Management's revenue and profitability forecasts used in the Kipling reporting unit and indefinite-lived trademark intangible asset valuations considered historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Kipling reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including a base year reflecting deterioration of actual results including the impact of COVID-19, delayed and extended recovery from the COVID-19 pandemic in relation to other VF brands, ultimately trending towards growth rates and profitability in-line with historical trends and terminal growth rates based on the expected long-term growth rate of the brand;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements with similar VF brands; and,
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery over an extended period of time from the recent downturn in the brand's operating results, including the impact of the COVID-19 pandemic, and the return to growth rates and profitability more in-line with historical operating trends. If the brand is unable to achieve the financial projections, an impairment on the indefinite-lived trademark intangible asset or the reporting unit goodwill could occur in the future.
Other Reporting Units - Qualitative Impairment Analysis
For all other reporting units, VF elected to perform a qualitative assessment during the annual goodwill and indefinite-lived intangible asset impairment testing to determine whether it was more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results and performance versus management's
40 VF Corporation Fiscal 2021 Form 10-K

annual and strategic plans, (ii) financial outlook based on the latest strategic plan, (iii) changes in the reporting unit carrying value since prior year and the amounts relative to the size of the respective business, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded it was not more likely than not the carrying values of the goodwill and indefinite-lived trademark intangible assets were greater than their fair values, and that further quantitative testing was not necessary.
Management’s Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that VF’s conclusions regarding impairment or recoverability of goodwill or indefinite-
lived intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2022 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
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
As of March 2021, VF has $326.4 million of gross deferred income tax assets related to operating loss and capital loss carryforwards, and $270.0 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would
VF Corporation Fiscal 2021 Form 10-K 41

record an adjustment to income tax expense in that future period.
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

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of April 3, 2021. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures were effective as of April 3, 2021.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See page F-2 of this Annual Report for “Management’s Report on Internal Control Over Financial Reporting.”

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

See page F-3 of this Annual Report for the "Report of Independent Registered Public Accounting Firm."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in VF’s internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting. We excluded certain elements of the internal control over financial reporting of Supreme Holdings, Inc. from the assessment of internal control over financial reporting as of April 3, 2021 because it was acquired by VF in a business combination during the year ended April 3, 2021.

ITEM 9B. OTHER INFORMATION.

Not applicable.
42 VF Corporation Fiscal 2021 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2021 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 3, 2021, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Delinquent Section 16(a) Reports” (to the extent reported therein) in VF’s 2021 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 3, 2021, which information is incorporated herein by reference.
Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2021 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 3, 2021, which information is incorporated herein by reference.
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
The Board of Directors’ Corporate Governance Principles, the Audit Committee, Governance and Corporate Responsibility Committee, Talent and Compensation Committee and Finance Committee charters and other corporate governance information, including the method for interested parties to communicate directly with nonmanagement members of the Board of Directors, are available on VF’s website. These documents, as well as the VF Corporation Code of Business Conduct, will be provided free of charge to any shareholder upon request directed to the Secretary of VF Corporation at P.O. Box 13919, Denver, CO 80201.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF — Directors’ Compensation” and “Executive Compensation” in VF’s 2021 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 3, 2021, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of this Part III is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in VF’s 2021 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 3, 2021, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of this Part III is included under the caption “Election of Directors” in VF’s 2021 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 3, 2021, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2021 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 3, 2021, which information is incorporated herein by reference.
VF Corporation Fiscal 2021 Form 10-K 43

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Fiscal 2021 report:

2. Financial statement schedules	PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	F-56
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits
NUMBER	DESCRIPTION
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(A)[1]	Agreement and Plan of Merger dated as of November 8, 2020 among V.F. Corporation, New Ross Acquisition Corp., Supreme Holdings, Inc. and TC Group VI, L.P. (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by VF with the SEC on November 9, 2020)
3.	Articles of incorporation and bylaws:
	(A)	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(i) to Form 8-K filed October 21, 2013)
	(B)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 13, 2020)
4.	Instruments defining the rights of security holders, including indentures:
	(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 4(A) to Form 10-K for the year ended January 3, 1998)
	(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)
	(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
	(D)	Form of 6.00% Note due October 15, 2033 for $2,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
	(E)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)
	(F)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)
	(G)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed October 25, 2007)
	(H)	Second Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 24, 2011 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 24, 2011)
	(I)	Form of Fixed Rate Notes due 2021 for $500,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed August 24, 2011)
	(J)	Third Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent, dated as of September 20, 2016 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed September 20, 2016)
	(K)	Form of 0.625% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 20, 2016)

44 VF Corporation Fiscal 2021 Form 10-K

NUMBER	DESCRIPTION
	(L)	Fourth Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent dated as of February 25, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed February 25, 2020)
	(M)	Form of 0.250% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed February 25, 2020)
	(N)	Form of 0.625% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed February 25, 2020)
	(O)	Fifth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of April 23, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed April 23, 2020)
	(P)	Form of 2.050% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed April 23, 2020)
	(Q)	Form of 2.400% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed April 23, 2020)
	(R)	Form of 2.800% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.5 to Form 8-K filed April 23, 2020)
	(S)	Form of 2.950% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.6 to Form 8-K filed April 23, 2020)
	(T)	Description of Securities
10.	Material contracts:
	(A)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)*
	(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)*
	(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)*
	(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(D) to Form 10-K for the year ended January 2, 2010)*
	(E)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10(E) to Form 10-K for the year ended December 29, 2012)*
	(F)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 26, 2020)*
	(G)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(F) to Form 10-K for the year ended March 28, 2020)*
	(H)	Form of Award Certificate for Restricted Stock Units (for awards granted prior to Fiscal 2019) [Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2011]*
	(I)	Form of Award Certificate for Restricted Stock Units for Executive Officers (for awards granted prior to Fiscal 2019) [Incorporated by reference to Exhibit 10(H) to Form 10-K for the year ended December 29, 2012]*
	(J)	Form of Award Certificate for Restricted Stock Units (for awards granted prior to Fiscal 2021) (Incorporated by reference to Exhibit 10(I) to Form 10-K for the year ended March 28, 2020)*
	(K)	Form of Award Certificate for Restricted Stock Units Special Award (for awards granted prior to Fiscal 2021) (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended March 28, 2020)*
	(L)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended March 28, 2020)*
	(M)	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended March 28, 2020)*
	(N)	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting) (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended March 28, 2020)*
	(O)	Form of Award Certificate for Restricted Stock Award (for awards granted prior to Fiscal 2021) [Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 22, 2011]*
	(P)	Form of Award Certificate for Restricted Stock Award for Executive Officers (for awards granted prior to Fiscal 2021) [Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 2012]*
	(Q)	Form of Award Certificate for Restricted Stock Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(P) to Form 10-K for the year ended March 28, 2020)*
	(R)	Form of Award Certificate for Restricted Stock Special Award (Split Vesting) (Incorporated by reference to Exhibit 10(Q) to Form 10-K for the year ended March 28, 2020)*
	(S)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)*

VF Corporation Fiscal 2021 Form 10-K 45

NUMBER	DESCRIPTION
	(T)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)*
	(U)	Executive Deferred Savings Plan II, as amended and restated January 1, 2020 (Incorporated by reference to Item 10.1 to Form 10-Q for the quarter ended December 28, 2019)*
	(V)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed December 17, 2004)*
	(W)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)*
	(X)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)*
	(Y)	Amended and Restated Fifth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended April 1, 2006)*
	(Z)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)*
	(AA)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)*
	(BB)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)*
	(CC)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)*
	(DD)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)*
	(EE)	Twelfth Supplemental Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014)*
	(FF)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)*
	(GG)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)*
	(HH)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended December 31, 2011)*
	(II)	2019 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(HH) to Form 10-K for the year ended March 28, 2020)*
	(JJ)	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2013)*
	(KK)	Amended and Restated Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10(BB) to Form 10-K for the year ended December 30, 2017)*
	(LL)	Amended and Restated Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)*
	(MM)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)*
	(NN)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of October 18, 2017 (Incorporated by reference to Exhibit 10.1 to form 10-Q for the quarter ended September 30, 2017)*
	(OO)	Five-year Revolving Credit Agreement, dated December 17, 2018 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 4, 2019)
	(PP)	Amendment No. 1 to Five-year Revolving Credit Agreement, dated as of April 20, 2020, by and among VF, JP Morgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2020)
	(QQ)	Separation and Distribution Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 23, 2019)
	(RR)	Tax Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019)
46 VF Corporation Fiscal 2021 Form 10-K

NUMBER	DESCRIPTION
	(SS)	Transition Services Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019)
	(TT)	VF Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed May 23, 2019)
	(UU)	Kontoor Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed May 23, 2019)
	(VV)	Employee Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed May 23, 2019)
14.
Code of Business Conduct (Incorporated by reference to Exhibit 14 to Form 10-K for the year ended December 30, 2017)

The VF Corporation Code of Business Conduct is also available on VF’s website at www.vfc.com. A copy of the Code of Business Conduct will be provided free of charge to any person upon request directed to the Secretary of VF Corporation, at P.O. Box 13919, Denver, CO 80201.

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
1 Certain schedules, exhibits, and amendments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VF hereby agrees to furnish a copy of any omitted schedule, exhibit, or amendment to the SEC upon request.
* Management compensation plans

ITEM 16. FORM 10-K SUMMARY.
None.
VF Corporation Fiscal 2021 Form 10-K 47

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
May 27, 2021
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
May 27, 2021
48 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Index to Consolidated Financial Statements
and Financial Statement Schedule
March 2021

VF Corporation Fiscal 2021 Form 10-K F-1

V.F. Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of V.F. Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF's internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of April 3, 2021. Management has excluded certain elements of the internal control over financial reporting of Supreme Holdings, Inc. from its assessment of internal control over financial reporting as of April 3, 2021 because it was acquired by VF in a business combination during the year ended April 3, 2021. Subsequent to the acquisition, certain elements of Supreme Holdings, Inc.'s internal control over financial reporting were integrated into VF's existing internal control over financial reporting. The total assets and total revenues of Supreme Holdings, Inc. excluded from management's assessment represent 2.1% and 1.4%, respectively, of VF's consolidated assets and revenues as of and for the year ended April 3, 2021.
The effectiveness of VF’s internal control over financial reporting as of April 3, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

F-2 VF Corporation Fiscal 2021 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of V. F. Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of V.F. Corporation and its subsidiaries (the “Company”) as of April 3, 2021 and March 28, 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended April 3, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 3, 2021 listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 3, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Supreme Holdings, Inc. from its assessment of internal control over financial reporting as of April 3, 2021 because it was acquired by the Company in a purchase business combination during fiscal year 2021. We have also excluded Supreme Holdings, Inc. from our audit of internal control over financial reporting. Supreme Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.1% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 3, 2021.
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

VF Corporation Fiscal 2021 Form 10-K F-3

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of the Indefinite-Lived Trademark Related to the Supreme Holdings, Inc. Acquisition
As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Supreme Holdings, Inc. on December 28, 2020 for $2.2 billion in cash, which resulted in an indefinite-lived trademark of $1.2 billion being recorded. Management determined the fair value of the indefinite-lived trademark using the relief-from-royalty method, which is an income valuation approach. Management applied significant judgment in determining the estimates and assumptions used to determine the fair value of the indefinite-lived trademark, including, but not limited to, future revenues, growth rates, royalty rate, tax rates and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the indefinite-lived trademark from the Supreme Holdings, Inc. acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value of the indefinite-lived trademark acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, growth rates, royalty rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the indefinite-lived trademark. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the indefinite-lived trademark; (iii) evaluating the appropriateness of the relief-from-royalty method; (iv) testing the completeness and accuracy of underlying data used in the valuation; and (v) evaluating the reasonableness of the significant assumptions related to future revenues, growth rates, royalty rate, and discount rate. Evaluating management’s assumptions related to future revenues involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of Supreme Holdings, Inc.; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the significant assumptions related to growth rates, royalty rate, and discount rate.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
May 27, 2021
We have served as the Company’s auditor since 1995.

F-4 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Consolidated Balance Sheets

(In thousands, except share amounts)	March 2021	March 2020
ASSETS
Current assets
Cash and equivalents	$815,750	$1,369,028
Accounts receivable, less allowance for doubtful accounts of: March 2021 - $33,654; March 2020 - $37,099	1,298,020	1,308,051
Inventories	1,061,839	1,293,912
Short-term investments	598,806	—
Other current assets	423,877	444,886
Current assets of discontinued operations	587,578	611,139
Total current assets	4,785,870	5,027,016
Property, plant and equipment, net	975,876	954,406
Intangible assets, net	3,029,545	1,854,545
Goodwill	2,425,427	1,156,019
Operating lease right-of-use assets	1,474,434	1,273,514
Other assets	1,062,877	867,751
TOTAL ASSETS	$13,754,029	$11,133,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$11,061	$1,228,812
Current portion of long-term debt	1,023	1,018
Accounts payable	463,208	407,021
Accrued liabilities	1,609,928	1,260,252
Current liabilities of discontinued operations	125,257	126,781
Total current liabilities	2,210,477	3,023,884
Long-term debt	5,709,149	2,608,269
Operating lease liabilities	1,236,461	1,020,651
Other liabilities	1,541,778	1,123,113
Total liabilities	10,697,865	7,775,917
Commitments and contingencies
Stockholders' equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2021 or March 2020	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2021 - 391,941,477; March 2020 - 388,812,158	97,985	97,203
Additional paid-in capital	3,777,645	4,183,780
Accumulated other comprehensive income (loss)	(1,009,000)	(930,958)
Retained earnings	189,534	7,309
Total stockholders’ equity	3,056,164	3,357,334
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,754,029	$11,133,251
See notes to consolidated financial statements.

VF Corporation Fiscal 2021 Form 10-K F-5

VF CORPORATION
Consolidated Statements of Operations

	Year Ended March

(In thousands, except per share amounts)	2021	2020	2019
Net revenues	$9,238,830	$10,488,556	$10,266,887
Costs and operating expenses
Cost of goods sold	4,370,780	4,690,520	4,656,326
Selling, general and administrative expenses	4,240,058	4,547,008	4,420,379
Impairment of goodwill and intangible assets	20,361	323,223	—
Total costs and operating expenses	8,631,199	9,560,751	9,076,705
Operating income	607,631	927,805	1,190,182
Interest income	9,155	19,867	15,008
Interest expense	(135,655)	(92,042)	(107,738)
Loss on debt extinguishment	—	(59,772)	—
Other income (expense), net	(24,659)	(68,650)	(59,139)
Income from continuing operations before income taxes	456,472	727,208	1,038,313
Income taxes	101,566	98,062	167,887
Income from continuing operations	354,906	629,146	870,426
Income from discontinued operations, net of tax	52,963	50,303	389,366
Net income	$407,869	$679,449	$1,259,792
Earnings per common share - basic
Continuing operations	$0.91	$1.59	$2.20
Discontinued operations	0.14	0.13	0.99
Total earnings per common share - basic	$1.05	$1.72	$3.19
Earnings per common share - diluted
Continuing operations	$0.91	$1.57	$2.17
Discontinued operations	0.14	0.13	0.97
Total earnings per common share - diluted	$1.04	$1.70	$3.15
Weighted average shares outstanding
Basic	389,655	395,411	395,189
Diluted	392,121	399,936	400,496

See notes to consolidated financial statements.

F-6 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended March

(In thousands)	2021	2020	2019
Net income	$407,869	$679,449	$1,259,792
Other comprehensive income (loss)
Foreign currency translation and other
Losses arising during the period	(36,114)	(137,210)	(225,295)
Reclassification of foreign currency translation losses	42,364	48,261	—
Income tax effect	31,286	2,913	(23,515)
Defined benefit pension plans
Current period actuarial gains (losses), including plan amendments and curtailments	(9,181)	(2,836)	15,198
Amortization of net deferred actuarial losses	11,911	14,848	28,474
Amortization of deferred prior service costs (credits)	(81)	1,887	494
Reclassification of net actuarial loss from settlement charge	1,584	27,443	8,856
Reclassification of deferred prior service cost due to curtailments	920	—	9,530
Income tax effect	(428)	(11,022)	(16,118)
Derivative financial instruments
Gains (losses) arising during the period	(122,244)	100,336	156,513
Income tax effect	21,796	(23,539)	(19,295)
Reclassification to net income for (gains) losses realized	(24,848)	(78,511)	28,341
Income tax effect	4,993	15,115	(1,228)
Other comprehensive income (loss)	(78,042)	(42,315)	(38,045)
Comprehensive income	$329,827	$637,134	$1,221,747

See notes to consolidated financial statements.

VF Corporation Fiscal 2021 Form 10-K F-7

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$407,869	$679,449	$1,259,792
Income from discontinued operations, net of tax	52,963	50,303	389,366
Income from continuing operations, net of tax	354,906	629,146	870,426
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	20,361	323,223	—
Depreciation and amortization	269,081	267,619	255,729
Reduction in the carrying amount of right-of-use assets	427,594	392,707	—
Stock-based compensation	70,823	68,205	84,285
Provision for doubtful accounts	20,673	32,927	16,280
Pension expense less than contributions	(23,424)	(2,787)	(1,850)
Deferred income taxes	(39,812)	(74,499)	(47,983)
Loss on extinguishment of debt	—	59,772	—
Loss on sale of businesses, net of tax	—	—	33,648
Other, net	12,412	89,603	(39,322)
Changes in operating assets and liabilities:
Accounts receivable	70,471	(5,947)	(310,898)
Inventories	314,315	(140,744)	(58,700)
Accounts payable	20,106	(73,674)	68,082
Income taxes	(35,586)	(61,737)	(28,371)
Accrued liabilities	101,142	(327,512)	406,599
Operating lease right-of-use assets and liabilities	(375,278)	(388,244)	—
Other assets and liabilities	25,470	12,388	(7,880)
Cash provided by operating activities - continuing operations	1,233,254	800,446	1,240,045
Cash provided by operating activities - discontinued operations	79,971	74,081	424,178
Cash provided by operating activities	1,313,225	874,527	1,664,223
INVESTING ACTIVITIES
Business acquisitions, net of cash received	(2,009,151)	—	(320,405)
Proceeds from sale of businesses, net of cash sold	—	—	430,286
Purchases of short-term investments	(800,000)	—	—
Proceeds from maturities of short-term investments	200,000	—	—
Capital expenditures	(198,658)	(288,189)	(215,776)
Software purchases	(75,542)	(45,647)	(53,226)
Other, net	(8,634)	48,529	(18,245)
Cash used by investing activities - continuing operations	(2,891,985)	(285,307)	(177,366)
Cash used by investing activities - discontinued operations	(3,633)	(16,740)	(43,266)
Cash used by investing activities	(2,895,618)	(302,047)	(220,632)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(1,217,764)	576,560	(864,177)
Payments on long-term debt	(1,664)	(649,054)	(6,264)
Payment of debt issuance costs	(21,438)	(7,274)	(2,123)
Proceeds from long-term debt	2,996,090	1,076,632	—
Share repurchases	—	(1,000,007)	(150,676)
Cash dividends paid	(756,784)	(748,663)	(767,061)
Cash received from Kontoor Brands, net of cash transferred of $126.8 million	—	906,148	—
Proceeds from issuance of Common Stock, net of payments for tax withholdings	54,438	155,390	199,296
Cash provided (used) by financing activities	$1,052,878	$309,732	$(1,591,005)
Continued on next page.
See notes to consolidated financial statements.

F-8 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2021	2020	2019
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	$(30,603)	$(27,476)	$14,811
Net change in cash, cash equivalents and restricted cash	(560,118)	854,736	(132,603)
Cash, cash equivalents and restricted cash — beginning of period	1,411,323	556,587	689,190
Cash, cash equivalents and restricted cash — end of period	$851,205	$1,411,323	$556,587

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$815,750	$1,369,028	$402,226
Other current assets	1,198	2,048	3,645
Current and other assets of discontinued operations	34,132	39,752	140,802
Other assets	125	495	9,914
Total cash, cash equivalents and restricted cash	$851,205	$1,411,323	$556,587

See notes to consolidated financial statements.

VF Corporation Fiscal 2021 Form 10-K F-9

VF CORPORATION
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In thousands, except share amounts)	Shares	Amounts
Balance, March 2018	394,313,070	$98,578	$3,607,424	$(864,030)	$846,124	$3,688,096
Adoption of revenue recognition accounting standard	—	—	—	—	1,956	1,956
Net income	—	—	—	—	1,259,792	1,259,792
Dividends on Common Stock ($1.94 per share)	—	—	—	—	(767,061)	(767,061)
Share repurchases	(1,868,934)	(467)	—	—	(150,209)	(150,676)
Stock-based compensation, net	4,380,526	1,095	314,360	—	(11,001)	304,454
Foreign currency translation and other	—	—	—	(248,810)	—	(248,810)
Defined benefit pension plans	—	—	—	46,434	—	46,434
Derivative financial instruments	—	—	—	164,331	—	164,331
Balance, March 2019	396,824,662	99,206	3,921,784	(902,075)	1,179,601	4,298,516
Adoption of lease accounting standard	—	—	—	—	(2,491)	(2,491)
Adoption of accounting standard related to reclassification of stranded tax effects	—	—	—	(61,861)	61,861	—
Net income	—	—	—	—	679,449	679,449
Dividends on Common Stock ($1.90 per share)	—	—	—	—	(748,663)	(748,663)
Share repurchases	(11,999,984)	(3,000)	—	—	(997,007)	(1,000,007)
Stock-based compensation, net	3,987,480	997	261,996	—	(35,233)	227,760
Foreign currency translation and other	—	—	—	(86,036)	—	(86,036)
Defined benefit pension plans	—	—	—	30,320	—	30,320
Derivative financial instruments	—	—	—	13,401	—	13,401
Spin-off of Jeans Business	—	—	—	75,293	(130,208)	(54,915)
Balance, March 2020	388,812,158	97,203	4,183,780	(930,958)	7,309	3,357,334
Net income	—	—	—	—	407,869	407,869
Dividends on Common Stock ($1.94 per share)	—	—	(564,904)	—	(191,880)	(756,784)
Stock-based compensation, net	3,129,319	782	158,769	—	(33,764)	125,787
Foreign currency translation and other	—	—	—	37,536	—	37,536
Defined benefit pension plans	—	—	—	4,725	—	4,725
Derivative financial instruments	—	—	—	(120,303)	—	(120,303)
Balance, March 2021	391,941,477	$97,985	$3,777,645	$(1,009,000)	$189,534	$3,056,164

See notes to consolidated financial statements.

F-10 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021

VF Corporation Fiscal 2021 Form 10-K F-11

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
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
Basis of Presentation
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of VF and its controlled subsidiaries, after elimination of intercompany transactions and balances.
On January 21, 2020, VF announced its decision to explore the divestiture of its Occupational Workwear business. The Occupational Workwear business is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also includes the license of certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. As of March 28, 2020, the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria, which continued to be met as of April 3, 2021. Accordingly, the Company has reported the results of the Occupational Workwear business and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. These changes have been applied to all periods presented. Refer to Note 27 for additional information related to the divestiture.
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
The Nautica® brand business sold on April 30, 2018 has been reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. These changes have been applied to all periods presented.
Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.
Fiscal Year
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF's current fiscal year ran from March 29, 2020 through April 3, 2021 ("Fiscal 2021"). All references to the periods ended March 2021, March 2020 and March 2019 relate to the 53-week fiscal year ended April 3, 2021 and the 52-week fiscal years ended March 28, 2020 ("Fiscal 2020") and March 30, 2019 ("Fiscal 2019"), respectively. Certain foreign subsidiaries reported using a March 31 year-end for Fiscal 2021, 2020 and 2019 due to local statutory requirements. The impact to VF's consolidated financial statements is not material.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a pandemic. The pandemic significantly impacted global economic conditions, as well as VF's business operations and financial performance during Fiscal 2021. Throughout the global impact of COVID-19, VF has remained first and foremost focused on a people-first approach that prioritizes the health and well-being of its employees, customers, trade partners and consumers around the world. To help mitigate the spread of COVID-19 and in response to health advisors and governmental actions and regulations, VF has modified its business practices including the temporary closing of offices and retail stores, instituting travel bans and restrictions and implementing health and safety measures including social distancing and quarantines. VF has also implemented measures that are designed to ensure the health, safety and well-being of associates employed in its distribution, fulfillment and manufacturing centers around the world.
VF-operated retail stores across the globe were significantly impacted during Fiscal 2021 due to temporary closures for varying periods of time. The majority of VF-operated retail stores were open by the end of the second quarter; however, certain stores reclosed during the third and fourth quarters based on guidance from health advisors and governmental actions and regulations, which primarily impacted the Europe region and North America. At the end of Fiscal 2021, approximately 60% of VF-operated retail stores were closed in the Europe region and less than 5% of stores were closed in North America. In the Asia-Pacific region, nearly all VF-operated retail stores remained open.
VF has also taken a number of actions to advance its Enterprise Protection Strategy in response to the COVID-19 pandemic. On April 23, 2020, VF closed its sale of senior unsecured notes, which provided net proceeds to the Company of approximately $2.97 billion that provided additional liquidity for general corporate purposes. Other actions VF has taken to support its business in response to the COVID-19 pandemic include the Company's decision to temporarily pause its share repurchase program and the implementation of cost controls to reduce discretionary spending.
In response to COVID-19, various government programs have been announced to provide financial relief to affected businesses including the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act, among other things, provides

F-12 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
employer payroll tax credits for wages paid to employees unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Other foreign government programs available to VF have also provided certain payroll tax credits and wage subsidies.
Use of Estimates
In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. The duration and severity of COVID-19 and its impact on VF's business is subject to uncertainty; however, the estimates and assumptions made by management include those related to the COVID-19 impact based on available information. Actual results may differ from those estimates.
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
Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. As discussed in Note 24, VF enters into derivative contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the Consolidated Statements of Operations, net of the related hedging losses and gains, were a gain of $2.6 million and $2.9 million in the years ended March 2021 and 2020, respectively, and a loss of $9.3 million in the year ended March 2019.
Business Combinations
VF accounts for business combinations using the acquisition method of accounting. Under the acquisition method, the consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. VF allocates the purchase price of an acquired business to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. Contingent consideration, if any, is included within the purchase price and is recognized at its fair value on the acquisition date. In subsequent reporting periods, any contingent consideration liabilities are remeasured at fair value with changes recognized in operating income. During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.
Cash and Equivalents
Cash and equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $0.3 billion and $1.2 billion at March 2021 and 2020, respectively, consist of money market funds and short-term time deposits.
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

VF Corporation Fiscal 2021 Form 10-K F-13

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
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
Intangible assets determined to have indefinite lives, consisting of major trademarks and trade names, are not amortized. Other intangible assets determined to have a finite life primarily consist of customer relationships, which are amortized over their estimated useful lives ranging from 11 to 24 years using an accelerated method consistent with the timing of benefits expected to be received.
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
Leases
VF adopted the new lease accounting standard at the beginning of Fiscal 2020. VF determines if an arrangement is or contains a lease at contract inception and determines its classification as an operating or finance lease at lease commencement. The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. While the substantial majority of these leases are operating leases, one of VF's distribution centers is a finance lease.
Leases for real estate typically have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years and vehicle leases typically have initial terms ranging from 1 to 8 years. In determining the lease term used in the lease right-of-use asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease right-of-use assets and lease liabilities. The Company has made an accounting policy election to not recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less.
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
Certain leases contain both lease and non-lease components. For leases associated with specific asset classes, including certain real estate, vehicles, manufacturing machinery and IT equipment, VF has elected the practical expedient which permits entities to account for separate lease and non-lease components as a single component. For all other lease contracts, the Company accounts for each lease component separately from the non-lease components of the contract. When applicable, VF will measure the consideration to be paid pursuant to the agreement and allocate this consideration to the lease and non-lease components based on relative standalone prices.
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

F-14 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
borrowing rate based on the information available at the lease commencement date, including the lease term, currency, country specific risk premium and adjustments for collateralized debt.
Operating lease expense is recorded as a single lease cost on a straight-line basis over the lease term. For finance leases, right-of-use asset amortization and interest on lease liabilities are presented separately in the Consolidated Statements of Operations. The Company does not have material subleases.
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
Defined Benefit Pension Plans
VF sponsors various defined benefit pension plans in the U.S. and in certain international jurisdictions. The Company's U.S. plans, including a noncontributory qualified defined benefit pension plan and an unfunded supplemental defined benefit pension plan, were frozen for all future benefit accruals, effective December 31, 2018.
The funded status of defined benefit pension plans is recorded as a net asset or liability in the Consolidated Balance Sheets based on the difference between the projected benefit obligations and the fair value of plan assets, which is assessed on a plan-by-plan basis. The changes in funded status of defined benefit pension plans, primarily related to actuarial gains and losses arising from differences between actual experience and actuarial assumptions, are recognized in the year in which the changes occur and reported in the Consolidated Statements of Comprehensive Income.
VF reports the service component of net periodic pension cost (income) within operating income and the other components of net periodic pension cost, which include interest cost, expected return on plan assets, settlement charges, curtailments and amortization of deferred actuarial losses and prior service costs (credits), in the other income (expense), net line item of the Consolidated Statements of Operations.
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
Revenue Recognition
VF adopted the new revenue recognition accounting standard at the beginning of Fiscal 2019. Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has (i) an obligation to pay for, (ii) physical possession of, (iii) legal title to, (iv) risks and rewards of ownership of, and (v) accepted the goods or services. The timing of revenue recognition within the wholesale channel occurs either on shipment or delivery of goods based on contractual terms with the customer. The timing of revenue recognition in the direct-to-consumer channel generally occurs at the point of sale within VF-operated or concession retail stores and either on shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers, the Company's promise to the customer is a performance obligation to provide

VF Corporation Fiscal 2021 Form 10-K F-15

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
the specified goods, and thus the Company is the principal in the arrangement and revenue is recognized on a gross basis at the transaction price.
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
The Company has applied the practical expedient to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. The Company has also elected the practical expedients to not disclose the transaction price allocated to remaining performance obligations for (i) variable consideration related to sales-based royalty arrangements, and (ii) contracts with an original expected duration of one year or less.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $608.1 million, $756.3 million and $700.5 million in the years ended March 2021, 2020 and 2019, respectively. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for certain costs of advertising VF’s products, which totaled $11.1 million, $20.2 million and $22.6 million in the years ended March 2021, 2020 and 2019, respectively. Shipping and handling costs for delivery of products to customers totaled $557.5 million, $409.4 million and $379.4 million in the years ended March 2021, 2020 and 2019, respectively. Expenses related to royalty income were $1.7 million, $2.1 million and $2.8 million in the years ended March 2021, 2020 and 2019, respectively.
Stock-based Compensation
VF accounts for all stock-based payments to employees and non-employee directors based on their respective grant date fair values. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. Awards that do not vest are forfeited. Generally, dividend equivalents accrue without compounding and are payable in additional shares of VF common stock upon vesting.

F-16 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
VF uses a lattice option-pricing model to estimate the fair value of stock options granted to employees and nonemployee members of the Board of Directors. VF's performance-based awards are based on management achieving both performance and market-based financial targets. The grant date fair value of market conditions is determined using a Monte Carlo simulation technique incorporating option-pricing model inputs.
Dividends
Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends declared in excess of retained earnings are recorded as a reduction of additional paid-in-capital.
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
Concentration of Risks
VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through various wholesale and direct-to-consumer channels. VF’s ten largest customers accounted for approximately 16% of Fiscal 2021 total revenues. Sales to VF’s largest customer accounted for approximately 2% of Fiscal 2021 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the Fiscal 2021 presentation.
Recently Adopted Accounting Standards
In April 2020, the Financial Accounting Standards Board ("FASB") issued a Staff Question-and-Answer ("Q&A") to clarify whether lease concessions related to the effects of the COVID-19 pandemic require the application of the lease modification guidance under FASB Accounting Standards Codification Topic 842, Leases ("ASC 842"). In light of the guidance, management elected to account for lease concessions related to the effects of the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the lease contract), provided that the concessions result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original lease contract. Lease concessions meeting this criteria are reflected within variable rent expense. The Company applied this guidance within its Fiscal 2021 consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a forward-looking approach based

VF Corporation Fiscal 2021 Form 10-K F-17

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The guidance became effective for VF in the first quarter of Fiscal 2021, but did not have a material impact on VF's consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-14, "Compensation— Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the
Disclosure Requirements for Defined Benefit Plans", an update that modifies the annual disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. The guidance was effective for VF in Fiscal 2021, but did not have a material impact on VF's annual disclosures.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", an update that amends and simplifies the accounting for income taxes by removing certain exceptions in existing guidance and providing new guidance to reduce complexity in certain areas. The guidance will be effective for VF in the first quarter of the year ending April 2, 2022 ("Fiscal 2022"). The Company does not expect the adoption of this guidance to have a material impact on VF's consolidated financial statements.
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope", respectively. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and can be adopted no later than December 31, 2022. The Company is evaluating the impact that adopting this guidance would have on VF's consolidated financial statements.
NOTE 2 — REVENUES

Contract Balances
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
The following table provides information about contract assets and contract liabilities:

(In thousands)	March 2021	March 2020
Contract assets (a)	$880	$1,181
Contract liabilities (b)	49,869	37,498
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the year ended March 2021, the Company recognized $276.2 million of revenue that was included in the contract liability balance during the year, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, primarily related to order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of March 2021, the Company expects to recognize $61.9 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements

F-18 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
and expects such amounts to be recognized over time based on the contractual terms, with the majority of the revenue recognized by Fiscal 2024.
As of March 2021, there are no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and fixed consideration related to future minimum guarantees discussed above.
For the year ended March 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Year Ended March 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,363,575	$1,970,699	$734,921	$4,372	$5,073,567
Direct-to-consumer	1,753,923	2,167,929	191,409	321	4,113,582
Royalty	10,103	22,228	19,350	—	51,681
Total	$4,127,601	$4,160,856	$945,680	$4,693	$9,238,830

Geographic revenues
United States	$1,861,090	$2,153,605	$621,009	$—	$4,635,704
International:
Europe	1,430,402	1,075,489	107,339	4,693	2,617,923
Asia-Pacific	639,179	728,072	161,119	—	1,528,370
Americas (non-U.S.)	196,930	203,690	56,213	—	456,833
Total	$4,127,601	$4,160,856	$945,680	$4,693	$9,238,830

	Year Ended March 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,855,043	$2,479,965	$723,923	$29,976	$6,088,907
Direct-to-consumer	1,775,127	2,417,386	140,924	8,778	4,342,215
Royalty	13,786	22,076	21,572	—	57,434
Total	$4,643,956	$4,919,427	$886,419	$38,754	$10,488,556

Geographic revenues
United States	$2,289,353	$2,626,186	$604,778	$—	$5,520,317
International:
Europe	1,507,398	1,280,798	106,896	24,501	2,919,593
Asia-Pacific	576,174	659,609	118,756	—	1,354,539
Americas (non-U.S.)	271,031	352,834	55,989	14,253	694,107
Total	$4,643,956	$4,919,427	$886,419	$38,754	$10,488,556

VF Corporation Fiscal 2021 Form 10-K F-19

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021

	Year Ended March 2019
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,865,630	$2,460,692	$739,465	$10,323	$6,076,110
Direct-to-consumer	1,770,580	2,234,053	125,769	—	4,130,402
Royalty	12,814	27,047	20,514	—	60,375
Total	$4,649,024	$4,721,792	$885,748	$10,323	$10,266,887

Geographic revenues
United States	$2,246,706	$2,499,393	$589,803	$10,323	$5,346,225
International:
Europe	1,543,283	1,292,612	132,224	—	2,968,119
Asia-Pacific	594,264	593,150	110,525	—	1,297,939
Americas (non-U.S.)	264,771	336,637	53,196	—	654,604
Total	$4,649,024	$4,721,792	$885,748	$10,323	$10,266,887
NOTE 3 — ACQUISITIONS

Supreme
On November 8, 2020, VF entered into a definitive merger agreement to acquire 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme"). The acquisition was completed on December 28, 2020, for $2.2 billion in cash, which is subject to working capital and other adjustments. The transaction also included $0.2 billion of cash acquired by VF. The preliminary purchase price was primarily funded with cash on hand.
The acquisition of Supreme includes a contingent arrangement that may require additional cash consideration to be paid ranging from zero to $300.0 million, subject to the achievement of certain financial targets over the one-year earn out period ending January 31, 2022. The estimated fair value of the contingent consideration of $207.0 million is included in the preliminary purchase price and has been reported in the other liabilities line item in the Consolidated Balance Sheet at March 2021. In subsequent reporting periods, the contingent consideration liability will be remeasured at fair value with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. The estimated fair value of the contingent consideration was determined based on the probability-weighted present value of various future cash payment outcomes. As of April 3, 2021, there were no changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the acquisition. Refer to Note 23 for additional information on fair value measurements.
Supreme was a privately-held company based in New York, New York and is a global streetwear leader that sells apparel, accessories and footwear under its namesake brand, Supreme®, through direct-to-consumer channels, including digital. The acquisition of Supreme accelerates VF's long-term growth strategy and builds on a long-standing relationship between Supreme and VF, with the Supreme® brand being a regular collaborator with VF's Vans®, The North Face® and Timberland® brands. The acquisition also provides VF with deeper access to attractive consumer segments and the ability to leverage VF's enterprise platforms and capabilities to enable sustainable long-term growth.
In connection with the acquisition, VF deposited in escrow 605,050 shares of VF Common Stock. The common shares are subject to certain future service requirements and vest over periods of up to four years. For accounting purposes, VF will recognize the stock-based compensation cost for the fair value of these awards of $51.7 million over the vesting periods.
Supreme contributed revenues of $142.0 million, and net income of $21.5 million to VF for the period from December 28, 2020 through April 3, 2021. In addition, VF recognized $8.7 million of transaction and deal-related expenses during the year ended March 2021 in the selling, general and administrative expenses line item in the Consolidated Statement of Operations. The results of Supreme have been reported in the Active segment since the date of acquisition.
The allocation of the purchase price is preliminary and subject to change, primarily for certain income tax matters and final adjustments for net working capital. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

F-20 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
The following table summarizes the preliminary estimated fair values of the Supreme assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	December 28, 2020
Cash and equivalents	$218,104
Accounts receivable	19,698
Inventories	44,937
Other current assets	35,091
Property, plant and equipment	18,914
Intangible asset	1,201,000
Operating lease right-of-use assets	55,668
Other assets	58,479
Total assets acquired	1,651,891

Accounts payable	25,717
Other current liabilities	78,205
Operating lease liabilities	53,062
Deferred income tax liabilities	275,718
Other liabilities	35,245
Total liabilities assumed	467,947

Net assets acquired	1,183,944
Goodwill	1,250,311
Purchase price	$2,434,255
The preliminary purchase price consisted of the following components:

(In thousands)	December 28, 2020
Cash consideration	$2,227,255
Contingent consideration	207,000
Purchase price	$2,434,255
The goodwill is attributable to our ability to expand the Supreme® brand into new markets, the acquired workforce and future collaboration opportunities for the Supreme® brand. All of the goodwill was assigned to the Active segment and will not be deductible for tax purposes.
The Supreme® trademark, which management believes to have an indefinite life, has been valued at $1.2 billion using the relief-from-royalty method, which is an income valuation approach. The relief-from-royalty method requires the use of significant estimates and assumptions, including but not limited to, future revenues, growth rates, royalty rate, tax rates and discount rate.
The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Supreme had occurred on March 31, 2019:

	Year Ended March (unaudited)

(In thousands, except per share amounts)	2021	2020
Total revenues	$9,677,141	$10,986,770
Income from continuing operations	457,330	690,450
Earnings per common share from continuing operations
Basic	$1.17	$1.75
Diluted	1.17	1.73

VF Corporation Fiscal 2021 Form 10-K F-21

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
These pro forma amounts have been calculated after applying VF’s accounting policies and adjusting the results of Supreme to reflect the fair value adjustments to intangible assets, property, plant and equipment and inventory. The results of Supreme have also been adjusted for historical interest expense as the acquired business was debt-free on the acquisition date. These changes have been applied from March 31, 2019, with related tax effects.
The pro forma financial information in the year ended March 2021 excludes $30.6 million of expenses related to Supreme's transaction and deal-related costs, including employee compensation costs and accelerated vesting of stock options, which are directly attributable to the transaction.
The pro forma financial information in the year ended March 2020 includes $8.7 million of VF's transaction expenses related to the acquisition.
Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been effected at the date indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage, or operating efficiencies that VF believes are achievable.
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
Altra®, the primary brand, is an athletic and performance-based lifestyle footwear brand. Altra provides VF with a unique and differentiated technical footwear brand that will serve as a catalyst for growth.
Altra contributed revenues of $50.2 million and net income of $0.8 million during the year ended March 2019.
Total transaction expenses for the Altra acquisition were $2.3 million, all of which were recognized in the selling, general and administrative expenses line item in the Consolidated Statement of Operations during the year ended March 2019.
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
Icebreaker was a privately-held company based in Auckland, New Zealand. Icebreaker®, the primary brand, specializes in high-performance apparel based on natural fibers, including merino wool, plant-based fibers and recycled fibers. It is an ideal complement to VF's Smartwool® brand, which also features merino wool in its clothing and accessories. Together, the Smartwool® and Icebreaker® brands position VF as a global leader in the merino wool and natural fiber categories.
For the year ended March 2019, Icebreaker contributed revenues of $174.2 million, representing 1.7% of VF's total revenue for the period. Icebreaker contributed net income of $14.6 million during the year ended March 2019, representing 1.7% of VF's income from continuing operations in the period.
Total transaction expenses for the Icebreaker acquisition of $7.4 million were recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations, of which $4.1 million was recognized during the year ended March 2019. In addition, the Company recognized a $9.9 million gain on derivatives used to hedge the purchase price of Icebreaker in the other income (expense), net line item in the Consolidated Statements of Operations, of which $0.3 million was recognized during the year ended March 2019.
Pro forma results of operations of the Company would not be materially different as a result of the Icebreaker acquisition and therefore are not presented.
NOTE 4 — DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.

Discontinued Operations

Occupational Workwear Business
On January 21, 2020, VF announced its decision to explore the divestiture of its Occupational Workwear business. The Occupational Workwear business is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also includes the license of certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel.
As of March 28, 2020, the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria, which continued to be met as of April 3, 2021. Accordingly, the Company has reported the results of the Occupational Workwear business and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have

F-22 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Refer to Note 27 for additional information related to the divestiture.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations were income of $53.0 million, $91.2 million (including goodwill and intangible asset impairment charges of $11.1 million) and $119.0 million for the years ended March 2021, 2020 and 2019, respectively.
During the year ended March 2020, management performed quantitative impairment analysis over the Kodiak and Terra reporting unit goodwill and the indefinite-lived trademark intangible assets. Based on the analysis, management recorded a goodwill impairment charge of $6.1 million and an impairment charge of $5.0 million on the indefinite-lived intangible assets.
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
The results of the Wrangler®, Lee® and Rock & Republic® brands were previously reported in the former Jeans segment, the results of the Wrangler® RIGGS brand were previously reported in the Work segment, and the results of the non-VF products sold in VF OutletTM stores were previously reported in the Other category included in the reconciliation of segment revenues and segment profit. The results of the Jeans business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations were a loss of $40.9 million and income of $269.6 million in the years ended March 2020 and 2019, respectively.
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
On April 30, 2018, VF completed the sale of the Nautica® brand business. The Company received proceeds of $285.8 million, net of cash sold, resulting in a final after-tax loss on sale of $38.2 million, which includes a decrease of $5.4 million in the estimated loss on sale included in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the year ended March 2019.
The results of the Nautica® brand's North America business were previously reported in the former Sportswear segment, and the results of the Asia business were previously reported in the former Outdoor & Action Sports segment. The results of the Nautica® brand business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations were income of $0.8 million (including a $5.4 million decrease in the estimated loss on sale) for the year ended March 2019.

VF Corporation Fiscal 2021 Form 10-K F-23

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items included for the Occupational Workwear business, the Jeans business and the Nautica® brand business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Year Ended March

(In thousands)	2021	2020	2019
Net revenues	$671,574	$1,199,524	$3,603,686
Cost of goods sold	471,652	773,418	2,185,861
Selling, general and administrative expenses	143,259	320,462	937,351
Impairment of goodwill and intangible assets	—	11,100	—
Interest income, net	312	1,601	7,305
Other income (expense), net	365	(687)	(3,600)
Income from discontinued operations before income taxes	57,340	95,458	484,179
Gain on the sale of discontinued operations before income taxes	—	—	4,589
Total income from discontinued operations before income taxes	57,340	95,458	488,768
Income tax expense (a)	4,377	45,155	99,402
Income from discontinued operations, net of tax	$52,963	$50,303	$389,366
(a)Income tax expense for the year ended March 2020 includes additional tax expense on nondeductible transaction costs and uncertain tax positions related to the Jeans business.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	March 2021	March 2020
Cash and equivalents	$34,132	$39,752
Accounts receivable, net	103,835	83,650
Inventories	245,227	294,000
Other current assets	8,208	6,701
Property, plant and equipment, net	49,394	44,863
Intangible assets, net	54,471	54,471
Goodwill	43,530	43,530
Operating lease right-of-use assets	43,220	38,941
Other assets	5,561	5,231
Total assets of discontinued operations	$587,578	$611,139

Accounts payable	$59,965	$63,380
Accrued liabilities	38,956	29,699
Operating lease liabilities	31,301	35,867
Other liabilities	3,863	2,270
Deferred income tax liabilities (a)	(8,828)	(4,435)
Total liabilities of discontinued operations	$125,257	$126,781
(a)Deferred income tax balances reflect VF's consolidated netting by jurisdiction.
F-24 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021

Other Divestitures

Reef® Brand Business
During the three months ended September 29, 2018, the Company reached the decision to sell the Reef® brand business, which was included in the Active segment.
VF signed a definitive agreement for the sale of the Reef® brand business on October 2, 2018, and completed the transaction on October 26, 2018. VF received cash proceeds of $139.4 million, and recorded a $14.4 million final loss on sale, which was included in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2019.
Van Moer Business
During the three months ended September 29, 2018, the Company reached the decision to sell the Van Moer business, which was acquired in connection with the Williamson-Dickie business and included in the Work segment.
VF completed the sale of the Van Moer business on October 5, 2018, and received cash proceeds of €7.0 million ($8.1 million). VF recorded a $22.4 million final loss on sale, which was included in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2019.
NOTE 5 — ACCOUNTS RECEIVABLE

(In thousands)	March 2021	March 2020
Trade	$1,232,417	$1,282,297
Royalty and other	99,257	62,853
Total accounts receivable	1,331,674	1,345,150
Less allowance for doubtful accounts	33,654	37,099
Accounts receivable, net	$1,298,020	$1,308,051
NOTE 6 — INVENTORIES

(In thousands)	March 2021	March 2020
Finished products	$983,472	$1,201,562
Work-in-process	54,386	67,603
Raw materials	23,981	24,747
Total inventories	$1,061,839	$1,293,912
NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 2021	March 2020
Land and improvements	$78,033	$83,944
Buildings and improvements	949,447	858,666
Machinery and equipment	1,008,530	981,791
Property, plant and equipment, at cost	2,036,010	1,924,401
Less accumulated depreciation and amortization	1,060,134	969,995
Property, plant and equipment, net	$975,876	$954,406

VF Corporation Fiscal 2021 Form 10-K F-25

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
NOTE 8 — INTANGIBLE ASSETS

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2021
Amortizable intangible assets:
Customer relationships	19 years	Accelerated	$263,842	$146,635	$117,207
License agreements	20 years	Accelerated	6,747	4,299	2,448
Other	8 years	Straight-line	7,233	5,247	1,986
Amortizable intangible assets, net					121,641
Indefinite-lived intangible assets:
Trademarks and trade names					2,907,904
Intangible assets, net					$3,029,545

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2020
Amortizable intangible assets:
Customer relationships	18 years	Accelerated	$276,485	$139,468	$137,017
License agreements	19 years	Accelerated	7,467	4,919	2,548
Other	8 years	Straight-line	8,019	5,110	2,909
Amortizable intangible assets, net					142,474
Indefinite-lived intangible assets:
Trademarks and trade names					1,712,071
Intangible assets, net					$1,854,545

The acquired Supreme® trademark is included as an indefinite-lived intangible asset as of March 2021. Refer to Note 3 for additional information.
VF recorded impairment charges of $20.4 million in the year ended March 2021 primarily due to the write-off of certain trademark and customer relationship balances, which resulted from strategic actions taken by the Company.

VF did not record any impairment charges in the years ended March 2020 or 2019.
Amortization expense for the years ended March 2021, 2020 and 2019 was $17.5 million, $18.7 million and $20.5 million, respectively. Estimated amortization expense for the next five fiscal years is $15.6 million, $14.6 million, $14.1 million, $13.6 million and $12.5 million, respectively.

F-26 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2019	$983,889	$393,956	$113,839	$1,491,684
Impairment charge	(323,223)	—	—	(323,223)
Currency translation	(7,233)	(4,108)	(1,101)	(12,442)
Balance, March 2020	653,433	389,848	112,738	1,156,019
Fiscal 2021 acquisition	—	1,250,311	—	1,250,311
Currency translation	11,845	5,610	1,642	19,097
Balance, March 2021	$665,278	$1,645,769	$114,380	$2,425,427

VF did not record any impairment charges in the years ended March 2021 or 2019 based on the results of its goodwill impairment testing. In the year ended March 2020, VF recorded an impairment charge of $323.2 million related to the Timberland reporting unit, which is part of the Outdoor segment. Refer to Note 23 for additional information on fair value measurements.
Accumulated impairment charges for the Outdoor segment were $323.2 million as of March 2021 and March 2020.
NOTE 10 — LEASES
The assets and liabilities related to operating and finance leases were as follows:

(In thousands)	Location in Consolidated Balance Sheet	March 2021	March 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,474,434	$1,273,514
Finance lease assets	Property, plant and equipment, net	14,250	18,260
Total lease assets		$1,488,684	$1,291,774

Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$403,995	$352,578
Finance lease liabilities	Current portion of long-term debt	1,023	1,018
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,236,461	1,020,651
Finance lease liabilities	Long-term debt	18,288	22,755
Total lease liabilities		$1,659,767	$1,397,002
The components of lease costs were as follows:

	Year Ended March

(In thousands)	2021	2020
Operating lease cost	$454,324	$420,175
Finance lease cost – amortization of right-of-use assets	749	3,700
Finance lease cost – interest on lease liabilities	462	1,018
Short-term lease cost	8,586	3,696
Variable lease cost	54,460	109,935
Impairment	9,177	10,728
Gain recognized from sale-leaseback transactions	—	(11,329)
Total lease cost	$527,758	$537,923

VF Corporation Fiscal 2021 Form 10-K F-27

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
Supplemental cash flow information related to leases was as follows:

	Year Ended March

(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$425,975	$391,344
Operating cash flows – finance leases	552	1,018
Financing cash flows – finance leases	1,112	4,890
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (a)	636,613	478,879
Finance leases	—	—
(a)The year ended March 2020 excludes amounts recorded upon adoption of ASC 842.
Lease terms and discount rates were as follows:

	March 2021	March 2020
Weighted average remaining lease term:
Operating leases	6.77 years	5.23 years
Finance leases	15.50 years	16.51 years

Weighted average discount rate:
Operating leases	1.80%	2.23%
Finance leases	2.71%	2.71%
Maturities of operating and finance lease liabilities for the next five fiscal years and thereafter as of March 2021 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2022	$434,867	$1,536	$436,403
2023	346,633	1,536	348,169
2024	244,885	1,536	246,421
2025	175,169	1,536	176,705
2026	119,169	1,536	120,705
Thereafter	425,820	16,005	441,825
Total lease payments	1,746,543	23,685	1,770,228
Less: present value adjustment	106,087	4,374	110,461
Present value of lease liabilities	$1,640,456	$19,311	$1,659,767
The Company excluded approximately $23.1 million of leases (undiscounted basis) that have not yet commenced, relating primarily to distribution centers. These leases will commence beginning in Fiscal 2022 with lease terms of 2 to 10 years.
Rent expense recorded under ASC Topic 840, Leases, was included in the Consolidated Statement of Operations as follows:

Year Ended March
(In thousands)	2019
Minimum rent expense	$349,173
Contingent rent expense	34,209
Rent expense	$383,382

F-28 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
NOTE 11 — OTHER ASSETS

(In thousands)	March 2021	March 2020
Computer software, net of accumulated amortization of: March 2021 - $253,880; March 2020 -$247,582	$264,936	$203,913
Investments held for deferred compensation plans (Note 16)	180,815	132,504
Deferred income taxes (Note 19)	201,237	183,336
Pension asset (Note 16)	197,484	166,955
Deposits	52,345	47,766
Partnership stores and shop-in-shop costs, net of accumulated amortization of: March 2021 - $89,459; March 2020 - $73,732	33,153	30,308
Derivative financial instruments (Note 24)	5,817	20,050
Other investments	13,834	11,416
Deferred line of credit issuance costs	1,454	1,669
Other	111,802	69,834
Other assets	$1,062,877	$867,751
NOTE 12 — SHORT-TERM BORROWINGS

(In thousands)	March 2021	March 2020
Commercial paper borrowings	$—	$215,000
International borrowing arrangements	11,061	13,812
Global Credit Facility	—	1,000,000
Short-term borrowings	$11,061	$1,228,812

VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires December 2023. VF may request an unlimited number of one year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including share repurchases and acquisitions. Borrowings under the Global Credit Facility are priced at a credit spread of 91.0 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 9.0 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings.
The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated indebtedness to consolidated capitalization ratio. In April 2020, VF entered into Amendment No. 1 to its Global Credit Facility (the “Amendment”). The Amendment provides for (i) an increase in VF’s consolidated indebtedness to consolidated capitalization ratio financial covenant to 0.70 to 1.00 (from 0.60 to 1.00) through the last day of the fiscal quarter ending March 31, 2022, (ii) calculation of consolidated indebtedness (and, thereby consolidated capitalization) net of unrestricted cash of VF and its subsidiaries and (iii) testing of such financial covenant solely as of the last day of each fiscal quarter during such period. In addition, the Amendment requires VF and its subsidiaries to maintain minimum liquidity in the form of unrestricted cash and unused financing commitments of not less than $750.0 million at all times during such period. As of March 2021, VF was in compliance with all covenants.
In March 2020, VF elected to draw down $1.0 billion from the Global Credit Facility, and in April 2020 VF drew down an additional $1.0 billion, to strengthen the Company's cash position and support general working capital needs in Fiscal 2021, which was an action taken by the Company in response to the COVID-19 pandemic. The borrowings in March 2020 and April 2020 had an interest rate of 1.81% and 2.13%, respectively, and were repaid in April 2020 with proceeds from the issuance of senior unsecured notes. Refer to Note 14 for additional information.
VF’s commercial paper program allows for borrowings of up to $2.25 billion to the extent it has borrowing capacity under the Global Credit Facility. As of March 2021, there were no commercial paper borrowings. Outstanding commercial paper borrowings totaled $215.0 million at March 2020, and had a weighted average interest rate of 1.4%. The Global Credit Facility also had $24.1 million and $18.4 million of outstanding standby letters of credit issued on behalf of VF as of March 2021 and 2020, respectively, leaving $2.2 billion and $1.0 billion as of March 2021 and 2020, respectively, available for borrowing against this facility.
VF has $63.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $11.1 million and $13.8 million at March 2021 and 2020, respectively. Borrowings under these arrangements had a weighted average interest rate of 11.0% and 16.3% at March 2021 and 2020, respectively.

VF Corporation Fiscal 2021 Form 10-K F-29

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
NOTE 13 — ACCRUED LIABILITIES

(In thousands)	March 2021	March 2020
Current portion of operating lease liabilities (Note 10)	$403,995	$352,578
Compensation	221,849	186,380
Customer discounts and allowances	207,102	198,218
Other taxes	118,538	100,282
Income taxes	115,459	96,460
Restructuring (Note 26)	63,797	40,497
Advertising	38,424	28,412
Freight, duties and postage	63,280	28,365
Deferred compensation (Note 16)	10,963	8,779
Interest	56,711	20,952
Derivative financial instruments (Note 24)	66,351	11,378
Insurance	15,464	14,668
Product warranty claims (Note 15)	13,396	12,590
Pension liabilities (Note 16)	17,030	10,449
Other	197,569	150,244
Accrued liabilities	$1,609,928	$1,260,252
NOTE 14 — LONG-TERM DEBT

(In thousands)	March 2021	March 2020
2.050% notes, due 2022	$997,584	$—
0.625% notes, due 2023	996,934	939,664
2.400% notes, due 2025	744,136	—
2.800% notes, due 2027	495,763	—
0.250% notes, due 2028	581,323	547,573
2.950% notes, due 2030	742,831	—
0.625% notes, due 2032	576,722	543,198
6.00% notes, due 2033	271,155	270,820
6.45% notes, due 2037	284,413	284,259
Finance leases	19,311	23,773
Total long-term debt	5,710,172	2,609,287
Less current portion	1,023	1,018
Long-term debt, due beyond one year	$5,709,149	$2,608,269

In April 2020, VF issued $1.0 billion of 2.050% senior unsecured fixed-rate notes maturing in April 2022, $750.0 million of 2.400% senior unsecured fixed-rate notes maturing in April 2025, $500.0 million of 2.800% senior unsecured fixed-rate notes maturing in April 2027 and $750.0 million of 2.950% senior unsecured fixed-rate notes maturing in April 2030.
In February 2020, VF issued €500.0 million of 0.250% euro-denominated fixed-rate notes maturing in February 2028 and €500.0 million of 0.625% euro-denominated fixed-rate notes maturing in February 2032. The 2028 notes were issued as a green bond, and thus an amount equal to the net proceeds have been allocated to projects that focus on VF's key environmental sustainability initiatives.
In February and March 2020, VF completed cash tender offers for $23.0 million and $63.1 million in aggregate principal amounts of its outstanding 2033 and 2037 notes, respectively. The cash tender offers were subject to various conditions, which resulted in premiums of $8.6 million and $31.9 million for the 2033 and 2037 notes, respectively. Additionally, in connection with the tender offers, $1.3 million of unamortized original issue discount, debt issuance costs and tender fees were recognized. The premiums, amortization and fees were recorded in the loss on debt extinguishment line item in the Consolidated Statement of Operations in the year ended March 2020.
In March 2020, VF completed the full redemption of $500.0 million in aggregate principal amount of its outstanding 2021

F-30 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
notes. The redemption price was equal to the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at 120 basis points, which resulted in a make-whole premium of $17.0 million. Additionally, in connection with the redemption, $1.0 million of unamortized original issue discount and debt issuance costs were recognized. The make-whole premium and amortization were recorded in the loss on debt extinguishment line item in the Consolidated Statement of Operations in the year ended March 2020. Also, in connection with the redemption, the Company recognized a deferred loss on an interest rate hedging contract of $8.5 million, which was recorded in the interest expense line item in the Consolidated Statement of Operations in the year ended March 2020.
All notes, along with any amounts outstanding under the Global Credit Facility (Note 12), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. As of March 2021, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest. The change of control provision applies to all notes, except for the 2033 notes.
VF may redeem its notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 15 basis points for the 2023, 2028, 2032 and 2033 notes, 25 basis points for the 2037 notes, 30 basis points for the 2022 notes, 35 basis points for the 2025 notes and 40 basis points for the 2027 and 2030 notes, plus accrued interest to the redemption date. In addition, the 2023, 2030 and 2032 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity, the 2027 and 2028 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within two months prior to maturity and the 2025 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within one month prior to maturity.
The 2022, 2025, 2027 and 2030 notes have a principal balance of $1.0 billion, $750.0 million, $500.0 million and $750.0 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2022, 2025, 2027 and 2030 notes is recorded at an effective annual interest rate of 2.277%, 2.603%, 2.953% and 3.071%, respectively.
The 2023, 2028 and 2032 notes have a principal balance of €850.0 million, €500.0 million and €500.0 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2023, 2028 and 2032 notes is recorded at an effective annual interest rate of 0.712%, 0.388% and 0.789%, respectively. The Company has designated these notes as a net investment hedge of VF's investment in certain foreign operations. Refer to Note 24 for additional information.
The 2033 notes have a principal balance of $277.0 million, after the cash tender for $23.0 million noted above, and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 6.19%.
The 2037 notes have a principal balance of $286.9 million, after the cash tender for $63.1 million noted above, and are recorded net of unamortized original issue discount and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 6.57%.
Interest payments are due annually on the 2023, 2028 and 2032 notes and semiannually on all other notes.

VF Corporation Fiscal 2021 Form 10-K F-31

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
The scheduled payments of long-term debt, excluding finance leases (Note 10), at the end of Fiscal 2021 for the next five fiscal years and thereafter are summarized as follows:

(In thousands)	Notes and Other
2022	$—
2023	1,000,000
2024	999,685
2025	—
2026	750,000
Thereafter	2,990,026
5,739,711
Less unamortized debt discount	18,720
Less unamortized debt issuance costs	30,130
Total long-term debt	5,690,861
Less current portion	—
Long-term debt, due beyond one year	$5,690,861
NOTE 15 — OTHER LIABILITIES

(In thousands)	March 2021	March 2020
Deferred income taxes (Note 19)	$342,712	$161,371
Deferred compensation (Note 16)	139,750	104,510
Income taxes	553,684	578,298
Contingent consideration (Note 3)	207,000	—
Pension liabilities (Note 16)	166,750	170,507
Product warranty claims	48,691	47,534
Derivative financial instruments (Note 24)	7,904	3,153
Other	75,287	57,740
Other liabilities	$1,541,778	$1,123,113

VF accrues warranty costs at the time revenue is recognized. Product warranty costs are estimated based on historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Activity relating to accrued product warranty claims is summarized as follows:

	Year Ended March

(In thousands)	2021	2020	2019
Balance, beginning of year	$60,124	$61,919	$62,551
Accrual for products sold during the year	13,844	11,283	13,082
Repair or replacement costs incurred	(12,386)	(11,079)	(12,778)
Currency translation	505	(1,999)	(936)
Balance, end of year	62,087	60,124	61,919
Less current portion (Note 13)	13,396	12,590	12,618
Long-term portion	$48,691	$47,534	$49,301

F-32 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
NOTE 16 — RETIREMENT AND SAVINGS BENEFIT PLANS

VF has various retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.
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
The U.S. qualified plan is fully funded at the end of Fiscal 2021, and VF’s net underfunded status primarily relates to obligations under the unfunded U.S. nonqualified plan. The U.S. qualified and nonqualified plans comprise 90% of VF’s total defined benefit plan assets and 86% of VF’s total projected benefit obligations at March 2021, and the remainder relates to non-U.S. defined benefit plans. A March 31 measurement date is used to value plan assets and obligations for all pension plans.
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Year Ended March

(In thousands)	2021	2020	2019
Service cost — benefits earned during the period	$15,747	$14,476	$22,352
Interest cost on projected benefit obligations	47,316	55,575	63,434
Expected return on plan assets	(83,107)	(91,309)	(93,409)
Settlement charges	1,584	27,443	8,856
Curtailments	920	—	9,530
Transfers to Kontoor Brands	—	668	—
Amortization of deferred amounts:
Net deferred actuarial losses	11,911	14,848	28,474
Deferred prior service costs (credits)	(81)	1,887	494
Net periodic pension cost (income)	$(5,710)	$23,588	$39,731
Weighted average actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	1.32%	1.46%	3.85%
Discount rate in effect for determining interest cost	2.82%	3.20%	3.51%
Expected long-term return on plan assets	4.97%	5.40%	5.58%
Rate of compensation increase (a)	2.04%	2.74%	3.73%
(a)Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.
VF recorded $1.6 million, $4.4 million and $8.9 million of settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the years ended March 2021, 2020 and 2019, respectively. The settlement charges related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the U.S. nonqualified plan.
Additionally, in the year ended March 2020, the Company offered former employees in the U.S. qualified plan a lump-sum option to receive a distribution of their deferred vested benefits. VF recorded a $23.0 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations during the year ended March 2020 to recognize the related deferred actuarial losses in accumulated OCI.
In Fiscal 2019, VF approved a freeze of all future benefit accruals under the U.S. qualified and U.S. nonqualified plans, effective December 31, 2018. Accordingly, the Company recognized a $9.5 million pension curtailment loss in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2019.

VF Corporation Fiscal 2021 Form 10-K F-33

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each period, and the funded status at the end of each period:

(In thousands)	March 2021	March 2020
Fair value of plan assets, beginning of period	$1,712,775	$1,751,094
Actual return on plan assets	110,467	173,261
VF contributions	17,714	26,372
Participant contributions	4,434	4,298
Transfer to Kontoor Brands	—	(6,697)
Benefits paid	(101,753)	(233,398)
Currency translation	11,777	(2,155)
Fair value of plan assets, end of period	1,755,414	1,712,775
Projected benefit obligations, beginning of period	1,726,776	1,818,931
Service cost	15,747	14,476
Interest cost	47,316	55,575
Participant contributions	4,434	4,298
Actuarial loss	40,264	84,057
Benefits paid	(101,753)	(233,398)
Plan amendments	(3,098)	655
Transfer to Kontoor Brands	—	(17,279)
Curtailments	(729)	—
Currency translation	12,753	(539)
Projected benefit obligations, end of period (a)	1,741,710	1,726,776
Funded status, end of period	$13,704	$(14,001)
(a)The changes in projected benefit obligations in the years ended March 2021 and 2020 were driven by actuarial losses primarily as a result of decreases in discount rates. The change in projected benefit obligations in the year ended March 2020 was also driven by a lump-sum distribution of approximately $130.0 million related to the U.S. qualified plan.
Pension benefits are reported in the Consolidated Balance Sheets as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

(In thousands)	March 2021	March 2020
Amounts included in Consolidated Balance Sheets:
Other assets (Note 11)	$197,484	$166,955
Accrued liabilities (Note 13)	(17,030)	(10,449)
Other liabilities (Note 15)	(166,750)	(170,507)
Funded status	$13,704	$(14,001)
Accumulated other comprehensive loss, pretax:
Net deferred actuarial losses	$358,916	$357,989
Net deferred prior service credits	(4,588)	(733)
Total accumulated other comprehensive loss, pretax	$354,328	$357,256
Accumulated benefit obligations	$1,710,678	$1,703,224
Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	2.94%	3.18%
Rate of compensation increase (a)	2.30%	2.22%
(a)Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.

F-34 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
The actuarial model utilizes discount rates, which are used to estimate the present value of future cash outflows necessary to meet the projected benefit obligations for VF's defined benefit plans. The discount rates reflect the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest rates. VF selects a discount rate for each defined benefit pension plan by matching high quality corporate bond yields to the timing of the projected benefit payments to participants in each plan. VF uses the spot rate approach to measure service and interest costs. Under the spot rate approach, the full yield curve is applied separately to cash flows for each projected benefit obligation, service cost, and interest cost for a more precise calculation.
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
The following provides information for VF's defined benefit plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

(In thousands)	March 2021	March 2020
Projected benefit obligations	$268,277	$257,117
Accumulated benefit obligations	237,245	235,833
Fair value of plan assets	84,497	76,161
The net amount of projected benefit obligations and plan assets for underfunded defined benefit plans was $183.8 million and $181.0 million as of March 2021 and 2020, respectively, and was reported in accrued liabilities and other liabilities in the Consolidated Balance Sheets.

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
Plan assets are primarily composed of common collective trust funds that invest in liquid securities diversified across equity, fixed-income and other asset classes. Fund assets are allocated among independent investment managers who have full discretion to manage their portion of the fund’s assets, subject to strategy and risk guidelines established with each manager. The overall strategy, the resulting allocations of plan assets and the performance of funds and individual investment managers are continually monitored. Derivative financial instruments may be used by investment managers for hedging purposes There are no direct investments in VF debt or equity securities and no significant concentrations of security risk.
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

VF Corporation Fiscal 2021 Form 10-K F-35

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
The fair value of investments held by VF’s defined benefit plans at March 2021 and March 2020, by asset class, is summarized below. Refer to Note 23 for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2021
Plan assets
Cash equivalents	$7,410	$7,410	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	5	—	5	—
Insurance contracts	84,497	—	84,497	—
Futures contracts	(4,452)	(4,452)	—	—
Total plan assets in the fair value hierarchy	87,460	$2,958	$84,502	$—
Plan assets measured at net asset value
Cash equivalents	78,191
Equity securities:
Domestic	96,509
International	88,488
Fixed income securities:
Corporate and international bonds	1,240,551
Alternative investments	164,215
Total plan assets measured at net asset value	1,667,954
Total plan assets	$1,755,414

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2020
Plan assets
Cash equivalents	$9,421	$9,421	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	6	—	6	—
Insurance contracts	76,161	—	76,161	—
Futures contracts	3,878	3,878	—	—
Total plan assets in the fair value hierarchy	89,466	$13,299	$76,167	$—
Plan assets measured at net asset value
Cash equivalents	54,745
Equity securities:
Domestic	70,503
International	71,365
Fixed income securities:
Corporate and international bonds	1,293,768
Alternative investments	132,928
Total plan assets measured at net asset value	1,623,309
Total plan assets	$1,712,775

F-36 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
Cash equivalents include cash held by individual investment managers of other asset classes for liquidity purposes (Level 1), and an institutional fund that invests primarily in short-term U.S. government securities measured at their daily net asset value. The fair values of insurance contracts are provided by the insurance companies and are primarily based on accumulated contributions plus returns guaranteed by the insurers (Level 2). Futures contracts consist of U.S. Treasury bond futures contracts (Level 1).
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
VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF does not currently plan to make any contributions to the U.S. qualified plan during Fiscal 2022, and intends to make approximately $25.5 million of contributions to its other defined benefit plans during Fiscal 2022. The estimated future benefit payments for all of VF’s defined benefit plans, are approximately $105.7 million in 2022, $99.9 million in 2023, $100.1 million in 2024, $101.5 million in 2025, $99.5 million in 2026 and $498.2 million for the years 2027 through 2031.
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
Expense under this plan was $1.4 million, $2.7 million and $1.5 million in the years ended March 2021, 2020 and 2019, respectively. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At March 2021, VF’s liability to participants under all deferred compensation plans was $150.7 million, of which $11.0 million was recorded in accrued liabilities (Note 13) and $139.7 million was recorded in other liabilities (Note 15).
VF has purchased (i) publicly traded mutual funds and a separately managed fixed-income fund in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities, and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At March 2021, the value of investments held for all deferred compensation plans was $190.7 million, of which $9.9 million was recorded in other current assets and $180.8 million was recorded in other assets (Note 11). Realized and unrealized gains and losses on these deferred compensation assets are recorded in compensation expense in the Consolidated Statements of Operations and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.
VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $34.5 million, $48.7 million and $33.6 million in the years ended March 2021, 2020 and 2019, respectively.
NOTE 17 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the year ended March 2021, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF's Board of Directors. During the years ended March 2020 and 2019, the Company purchased 12.0 million and 1.9 million shares of Common Stock, respectively, in open market transactions for $1.0 billion and $150.0 million, respectively, under its share repurchase program authorized by VF’s Board of Directors. These purchases were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the years ended March
2020 and 2019, VF restored 12.0 million and 2.2 million treasury shares, including shares held by the Company's deferred compensation plans, respectively, to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of March 2021, 2020 or 2019. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
As of March 2021 and March 2020, there were no shares held in the Company's deferred compensation plans.

VF Corporation Fiscal 2021 Form 10-K F-37

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
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

(In thousands)	March 2021	March 2020
Foreign currency translation and other	$(700,173)	$(737,709)
Defined benefit pension plans	(257,747)	(262,472)
Derivative financial instruments	(51,080)	69,223
Accumulated other comprehensive income (loss)	$(1,009,000)	$(930,958)
The changes in accumulated OCI, net of related taxes, are as follows:

(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2018	$(476,869)	$(289,618)	$(97,543)	$(864,030)
Other comprehensive income (loss) before reclassifications	(248,810)	10,444	137,218	(101,148)
Amounts reclassified from accumulated other comprehensive income (loss)	—	35,990	27,113	63,103
Net other comprehensive income (loss)	(248,810)	46,434	164,331	(38,045)
Balance, March 2019	(725,679)	(243,184)	66,788	(902,075)
Adoption of new accounting standard, ASU 2018-02	(9,088)	(50,402)	(2,371)	(61,861)
Other comprehensive income (loss) before reclassifications	(134,297)	(2,757)	76,797	(60,257)
Amounts reclassified from accumulated other comprehensive income (loss)	48,261	33,077	(63,396)	17,942
Spin-off of Jeans Business	83,094	794	(8,595)	75,293
Net other comprehensive income (loss)	(12,030)	(19,288)	2,435	(28,883)
Balance, March 2020	(737,709)	(262,472)	69,223	(930,958)
Other comprehensive income (loss) before reclassifications	(4,828)	(6,197)	(100,448)	(111,473)
Amounts reclassified from accumulated other comprehensive income (loss)	42,364	10,922	(19,855)	33,431
Net other comprehensive income (loss)	37,536	4,725	(120,303)	(78,042)
Balance, March 2021	$(700,173)	$(257,747)	$(51,080)	$(1,009,000)

F-38 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
Reclassifications out of accumulated OCI are as follows:

(In thousands)	Affected Line Item in the Consolidated Statements of Operations	Year Ended March
Details About Accumulated Other Comprehensive Income (Loss) Components

		2021	2020	2019
Losses on foreign currency translation and other:
Liquidation of foreign entities	Other income (expense), net	$(42,364)	$(48,261)	$—
Total before tax		(42,364)	(48,261)	—
Tax (expense) benefit		—	—	—
Net of tax		(42,364)	(48,261)	—
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(11,911)	(14,848)	(28,474)
Deferred prior service (costs) credits	Other income (expense), net	81	(1,887)	(494)
Pension settlement charges	Other income (expense), net	(1,584)	(27,443)	(8,856)
Pension curtailment losses	Other income (expense), net	(920)	—	(9,530)
Total before tax		(14,334)	(44,178)	(47,354)
Tax benefit		3,412	11,101	11,364
Net of tax		(10,922)	(33,077)	(35,990)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	2,596	(18,076)	1,774
Foreign exchange contracts	Cost of goods sold	19,485	94,376	(20,686)
Foreign exchange contracts	Selling, general and administrative expenses	2,797	5,084	(4,772)
Foreign exchange contracts	Other income (expense), net	(137)	10,304	355
Interest rate contracts	Interest expense	107	(13,177)	(5,012)
Total before tax		24,848	78,511	(28,341)
Tax (expense) benefit		(4,993)	(15,115)	1,228
Net of tax		19,855	63,396	(27,113)
Total reclassifications for the period, net of tax		$(33,431)	$(17,942)	$(63,103)
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
Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Operations are as follows:

	Year Ended March

(In thousands)	2021	2020	2019
Stock-based compensation cost	$70,823	$68,205	$84,285
Income tax benefits	17,373	15,460	18,570

VF Corporation Fiscal 2021 Form 10-K F-39

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
At the end of March 2021, there was $103.6 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 2 years.
At the end of March 2021, there were 21,968,357 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans; however, there were no repurchases during the year ended March 2021 due to the Company's decision to temporarily pause its program in response to the COVID-19 pandemic.

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
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

	Year Ended March

	2021	2020	2019
Expected volatility	28% to 48%	24% to 27%	22% to 29%
Weighted average expected volatility	37%	25%	25%
Expected term (in years)	6.2 to 8.0	6.1 to 7.6	6.1 to 7.5
Weighted average dividend yield	2.4%	2.5%	2.6%
Risk-free interest rate	0.1% to 1.1%	1.4% to 2.4%	2.1% to 3.2%
Weighted average fair value at date of grant	$15.81	$17.19	$16.82

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
Stock option activity for the year ended March 2021 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, March 2020	7,921,002	$61.93
Granted	1,694,113	55.87
Exercised	(1,634,665)	51.93
Forfeited/cancelled	(167,733)	68.76
Outstanding, March 2021	7,812,717	$62.56	6.6	$139,117
Exercisable, March 2021	5,250,352	$60.84	5.5	$100,414

The total fair value of stock options that vested during the years ended March 2021, 2020 and 2019 was $15.5 million, $16.6 million and $26.8 million, respectively. The total intrinsic value of stock options exercised during the years ended March 2021, 2020 and 2019, was $44.9 million, $120.6 million and $171.6 million, respectively.

F-40 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021

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
For performance-based RSUs granted in Fiscal 2021, the financial targets include 50% weighting based on VF's revenue growth over the three-year period compared to a group of industry peers and 50% weighting based on VF's total shareholder return ("TSR") over the three-year period compared to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR portion of the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $81.60 per share for the performance-based RSU grants in the year ended March 2021. Additionally, the actual number of performance-based RSUs earned may be adjusted upward or downward by 25% of the target award, based on VF's gross margin performance over the three-year period.
For performance-based RSUs granted in Fiscal 2020 and Fiscal 2019, the financial targets are based on VF's revenue, gross margin and earnings per share performance over the respective three-year periods. Additionally, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF’s TSR over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Consumer Discretionary Index. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $7.11 and $4.61 per share for the performance-based RSU grants in the years ended March 2020 and 2019, respectively.
VF also grants nonperformance-based RSUs to employees as part of its stock compensation program and to nonemployee members of the Board of Directors. Each nonperformance-based RSU entitles the holder to one share of VF Common Stock. The employee nonperformance-based RSUs generally vest over periods of up to four years from the date of grant. The nonperformance-based RSUs granted to nonemployee members of the Board of Directors vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant.
Dividend equivalents on the RSUs accrue without compounding and are payable in additional shares of VF Common Stock when the RSUs vest. Dividend equivalents are subject to the same risk of forfeiture as the RSUs.
RSU activity for the year ended March 2021 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, March 2020	1,140,251	$63.51	535,978	$70.50
Granted	399,316	70.88	495,567	63.99
Issued as Common Stock	(553,710)	49.87	(189,569)	61.53
Forfeited/cancelled	(15,388)	74.27	(73,557)	66.83
Outstanding, March 2021	970,469	$74.16	768,419	$68.86
Vested, March 2021	652,199	$73.17	72,753	$73.33

The weighted average fair value of performance-based RSUs granted during the year ended March 2021 was $70.88 per share, based on the weighting of the TSR and the fair market value of the underlying VF Common Stock on each grant date. The weighted average fair value of performance-based RSUs granted during the years ended March 2020 and 2019 was $84.28 and $80.39 per share, respectively, based on the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2021 was $77.1 million. Awards earned and vested for the three-year performance period ended in March 2020 and distributed in early Fiscal 2021 totaled 1,029,304 shares of VF
Common Stock having a value of $58.7 million. Similarly, 837,045 shares of VF Common Stock having a value of $71.6 million were earned for the performance period ended in March 2019 and distributed in early Fiscal 2020.
The weighted average fair value of nonperformance-based RSUs granted during the years ended March 2021, 2020 and 2019 was $63.99, $84.22 and $79.21 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2021 was $61.1 million.

VF Corporation Fiscal 2021 Form 10-K F-41

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021

Restricted Stock

VF grants restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the fair market value of VF Common Stock at the grant date, is recognized ratably over the vesting period. Restricted shares vest over periods of up to five years from the date of grant. Dividends accumulate in the form of additional restricted shares and are subject to the same risk of forfeiture as the restricted stock. The restricted stock activity during Fiscal 2021 includes shares of VF Common Stock deposited in escrow in connection with the Supreme acquisition and related forfeitures, which for accounting purposes, are considered stock-based compensation. Dividends earned on the restricted shares related to the Supreme acquisition are settled in cash.
Restricted stock activity for the year ended March 2021 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, March 2020	542,832	$59.30
Granted	1,039,728	82.76
Dividend equivalents	13,009	72.07
Vested	(369,936)	56.14
Forfeited	(305,161)	83.49
Nonvested shares, March 2021	920,472	$79.23

Nonvested shares of restricted stock had a market value of $73.2 million at the end of March 2021. The market value of the shares that vested during the years ended March 2021, 2020 and 2019 was $27.9 million, $3.6 million and $8.7 million, respectively.
NOTE 19 — INCOME TAXES
The provision for income taxes was computed based on the following amounts of income from continuing operations before income taxes:

	Year Ended March

(In thousands)	2021	2020	2019
Domestic	$(152,073)	$(91,063)	$73,769
Foreign	608,545	818,271	964,544
Income before income taxes	$456,472	$727,208	$1,038,313
The provision for income taxes consisted of:

	Year Ended March

(In thousands)	2021	2020	2019
Current:
Federal	$6,373	$12,926	$89,309
Foreign	109,543	157,052	115,332
State	25,462	2,583	11,229
	141,378	172,561	215,870
Deferred:
Federal and state	(24,133)	38,511	(48,000)
Foreign	(15,679)	(113,010)	17
	(39,812)	(74,499)	(47,983)
Income taxes	$101,566	$98,062	$167,887

F-42 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("U.S. Tax Act"). In response to the complexities and ambiguity surrounding the U.S. Tax Act, the Securities and Exchange Commission released Staff Accounting Bulletin No. 118 ("SAB 118") to provide companies with relief around the initial accounting for the U.S. Tax Act, providing a one-year measurement period for companies to analyze and finalize accounting for the U.S. Tax Act.
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
The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. At April 3, 2021, a noncurrent income tax payable of approximately $316.8 million attributable to the transition tax is reflected in the other liabilities line item of the Consolidated Balance Sheet.
The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense reported in the consolidated financial statements are as follows:

	Year Ended March

(In thousands)	2021	2020	2019
Tax at federal statutory rate	$95,859	$152,714	$218,046
State income taxes, net of federal tax benefit	13,771	14,363	12,594
Foreign rate differences	(5,605)	(22,038)	(74,528)
Tax reform	—	(93,598)	37,262
Goodwill impairment	2,631	45,613	—
Stock compensation (federal)	(4,783)	(12,245)	(21,614)
Other	(307)	13,253	(3,873)
Income taxes	$101,566	$98,062	$167,887

Income tax expense includes tax benefits of $3.6 million, $13.4 million and $6.3 million in the years ended March 2021, 2020 and 2019, respectively, from favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.
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
In addition, VF has been granted a lower effective income tax rate on taxable earnings in another foreign jurisdiction that expired as of the end of June 2020. This lower rate, when compared with the country’s statutory rate, resulted in income tax reductions of $3.8 million ($0.01 per diluted share) in the year ended March 2021, $15.3 million ($0.04 per diluted share) in the year ended March 2020 and $15.7 million ($0.04 per diluted share) in the year ended March 2019.

VF Corporation Fiscal 2021 Form 10-K F-43

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
Deferred income tax assets and liabilities consisted of the following:

(In thousands)	March 2021	March 2020
Deferred income tax assets:
Inventories	$33,023	$19,153
Deferred compensation	39,794	32,715
Other employee benefits	32,770	31,814
Stock compensation	25,258	28,894
Operating lease liabilities	354,747	270,669
Other accrued expenses	148,790	87,384
Outside basis difference on assets held-for-sale	228,735	—
Interest expense limitation carryforward	20,503	—
Capital loss carryforwards	2,458	15,704
Operating loss carryforwards	323,902	221,584
Gross deferred income tax assets	1,209,980	707,917
Valuation allowances	(500,601)	(172,912)
Net deferred income tax assets	709,379	535,005
Deferred income tax liabilities:
Depreciation	52,564	49,748
Intangible assets	414,321	99,861
Operating lease right-of-use assets	318,747	257,843
Other deferred tax liabilities	65,222	105,588
Deferred income tax liabilities	850,854	513,040
Net deferred income tax assets (liabilities)	$(141,475)	$21,965
Amounts included in the Consolidated Balance Sheets:
Other assets (Note 11)	$201,237	$183,336
Other liabilities (Note 15)	(342,712)	(161,371)
	$(141,475)	$21,965

At the end of Fiscal 2021, the Company is not asserting indefinite reinvestment with regards to short-term liquid assets of its foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested. As of the end of Fiscal 2021, there was approximately $500.0 million of undistributed earnings of international subsidiaries which have substantially been included for U.S. federal income tax purposes, but if distributed could result in additional U.S. state income or other taxes. The Company has not determined the deferred tax liability associated with these undistributed earnings and basis differences, as such determination is not practicable.
VF has potential tax benefits totaling $308.4 million for foreign operating loss carryforwards, of which $116.6 million have an unlimited carryforward life. In addition, there are $2.5 million of potential tax benefits for state capital loss carryforwards that begin to expire in 2022 and $15.5 million of potential tax benefits for federal and state operating loss and credit carryforwards that expire between 2022 and 2041.
A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $261.4 million for available foreign operating loss carryforwards, $2.5 million for available capital loss carryforwards, $6.1 million for available state operating loss and credit carryforwards, and $5.6 million for other foreign deferred income tax assets. In addition there is a valuation allowance of $225.0 million for the basis difference on assets held-for-sale. During Fiscal 2021, VF had a net decrease in valuation allowances of $0.2 million related to capital loss carryforwards, a net increase of $0.7 million related to state operating loss and credit carryforwards and an increase of $102.2 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects. VF also increased the valuation allowance by $225.0 million related to the basis difference on assets held-for-sale.

F-44 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, March 2018	$189,075	$15,440	$204,515
Additions for current year tax positions	8,511	—	8,511
Additions for prior year tax positions	16,211	12,521	28,732
Reductions for prior year tax positions	(18,753)	(467)	(19,220)
Reductions due to statute expirations	(30)	(7)	(37)
Payments in settlement	(6,754)	(919)	(7,673)
Currency translation	(35)	(3)	(38)
Balance, March 2019	188,225	26,565	214,790
Additions for current year tax positions	20,328	—	20,328
Additions for prior year tax positions	3,136	10,029	13,165
Reductions for prior year tax positions	(3,521)	(254)	(3,775)
Reductions due to statute expirations	(11,135)	(1,817)	(12,952)
Payments in settlement	(664)	(146)	(810)
Decrease due to divestiture	(11,619)	(3,723)	(15,342)
Currency translation	(27)	(42)	(69)
Balance, March 2020	184,723	30,612	215,335
Additions for current year tax positions	6,609	—	6,609
Additions for prior year tax positions	20,950	8,064	29,014
Reductions for prior year tax positions	(2,073)	(1,399)	(3,472)
Reductions due to statute expirations	(761)	(216)	(977)
Payments in settlement	(3,464)	(650)	(4,114)
Additions due to acquisitions	17,066	1,673	18,739
Currency translation	(40)	57	17
Balance, March 2021	$223,010	$38,141	$261,151

(In thousands)	March 2021	March 2020
Amounts included in the Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest and penalties	$261,151	$215,335
Less deferred tax benefits	70,954	50,197
Total unrecognized tax benefits	$190,197	$165,138

The unrecognized tax benefits of $190.2 million at the end of Fiscal 2021, if recognized, would reduce the annual effective tax rate.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2015 have been effectively settled. The examination of Timberland’s 2011 tax return is ongoing.
In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $34.2 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $12.1 million of which would reduce income tax expense.

VF Corporation Fiscal 2021 Form 10-K F-45

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
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
Timberland®
Smartwool®
Icebreaker®
Altra®
Active - Active apparel, footwear and accessories	Vans®
Supreme®
Kipling®
Napapijri®
Eastpak®
JanSport®
Eagle Creek®
Work - Work and work-inspired lifestyle apparel and footwear	Dickies®
Timberland PRO®
Other - included in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other includes results primarily related to the sale of non-VF products.

The results of Supreme have been included in the Active segment since the December 28, 2020 acquisition date.
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
Accounting policies used for internal management reporting at the individual segments are consistent with those in Note 1, except as stated below. Corporate costs (other than common costs allocated to the segments), goodwill and indefinite-lived intangible asset impairment charges and net interest expense are not controlled by segment management and therefore are excluded from the measurement of segment profit. Common costs such as information systems processing, retirement benefits and insurance are allocated from corporate costs to the segments based on appropriate metrics such as usage or employment. Corporate costs that are not allocated to the segments consist of corporate headquarters expenses (including compensation and benefits of corporate management and staff, certain legal and professional fees and administrative and general costs) and other expenses which include a portion of defined benefit pension costs, development costs for management information systems, costs of registering, maintaining and enforcing certain of VF’s trademarks and miscellaneous consolidated costs. Defined benefit pension plans in the U.S. are centrally managed. The current year service cost component of pension cost is allocated to the segments, while the remaining pension cost components are reported in corporate and other expenses.
Segment assets, for internal management purposes, are those used directly in or resulting from the operations of each business, which are accounts receivable and inventories. Segment assets included in the Other category represent balances primarily related to corporate activities, and are provided for purposes of reconciliation as the Other category is not considered a reportable segment. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the chief operating decision maker at the segment level.

F-46 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
Financial information for VF’s reportable segments is as follows:

	Year Ended March

(In thousands)	2021	2020	2019
Segment revenues:
Outdoor	$4,127,601	$4,643,956	$4,649,024
Active	4,160,856	4,919,427	4,721,792
Work	945,680	886,419	885,748
Other	4,693	38,754	10,323
Total segment revenues	$9,238,830	$10,488,556	$10,266,887
Segment profit:
Outdoor	$342,212	$516,089	$544,425
Active	648,467	1,136,821	1,125,709
Work	27,141	50,383	67,379
Other	(5,410)	(6,485)	3,244
Total segment profit	1,012,410	1,696,808	1,740,757
Impairment of goodwill and indefinite-lived intangible assets (a)	(12,400)	(323,223)	—
Corporate and other expenses (b)	(417,038)	(514,430)	(609,714)
Interest expense, net	(126,500)	(72,175)	(92,730)
Loss on debt extinguishment	—	(59,772)	—
Income from continuing operations before income taxes	$456,472	$727,208	$1,038,313

(a)Excludes $8.0 million of impairment charges related to definite-lived intangible assets in the year ended March 2021, which are primarily recorded in the Work segment.
(b)Certain corporate overhead and other costs of $25.2 million and $105.7 million during the years ended March 2020 and 2019, respectively, previously allocated to the Work segment and the former Jeans segment for segment reporting purposes, have been reallocated to continuing operations as discussed in Note 4.

(In thousands)	March 2021	March 2020
Segment assets:
Outdoor	$1,019,244	$1,182,148
Active	1,025,327	1,013,154
Work	300,927	375,653
Other	14,361	31,008
Total segment assets	2,359,859	2,601,963
Cash and equivalents	815,750	1,369,028
Short-term investments	598,806	—
Property, plant and equipment, net	975,876	954,406
Intangible assets and goodwill	5,454,972	3,010,564
Operating lease right-of-use assets	1,474,434	1,273,514
Other assets	1,486,754	1,312,637
Assets of discontinued operations	587,578	611,139
Consolidated assets	$13,754,029	$11,133,251

VF Corporation Fiscal 2021 Form 10-K F-47

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021

	Year Ended March

(In thousands)	2021	2020	2019
Depreciation and amortization expense:
Outdoor	$94,841	$91,657	$82,259
Active	80,245	80,562	73,395
Work	20,785	14,856	21,492
Other	73,210	80,544	78,583
	$269,081	$267,619	$255,729
Supplemental information (with revenues by geographic area based on the origin of the shipment) is as follows:

	Year Ended March

(In thousands)	2021	2020	2019
Total revenues:
U.S.	$4,635,704	$5,520,317	$5,346,225
Foreign, primarily Europe	4,603,126	4,968,239	4,920,662
	$9,238,830	$10,488,556	$10,266,887
Property, plant and equipment:
U.S.	$621,777	$608,058
Foreign, primarily Europe	354,099	346,348
	$975,876	$954,406
No single customer accounted for 10% or more of the Company’s total revenues in the years ended March 2021, 2020 and 2019.
NOTE 21 — COMMITMENTS AND CONTINGENCIES

Commitments
VF is obligated under noncancelable operating leases. Refer to Note 10 for additional information related to future lease payments.
In the ordinary course of business, VF has entered into purchase commitments for finished products, raw materials and contract production. Total payments required under these agreements, which primarily relate to finished products, are $2.4 billion, $14.0 million and $8.6 million for fiscal years 2022 through 2024, respectively, and no commitments thereafter.
VF has entered into commitments for (i) capital spending, (ii) service and maintenance agreements related to its management information systems, and (iii) other obligations. Future payments under these agreements are $372.2 million, $77.3 million, $28.1 million, $5.8 million and $0.1 million for fiscal years 2022 through 2026, respectively, and $0.1 million thereafter.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $118.1 million as of March 2021. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.

Contingencies
The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our consolidated financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing in dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $181.0 million. Further, this timing matter is impacted by the U.S. Tax Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136.3 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

F-48 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
NOTE 22 — EARNINGS PER SHARE

	Year Ended March

(In thousands, except per share amounts)	2021	2020	2019
Earnings per share — basic:
Income from continuing operations	$354,906	$629,146	$870,426
Weighted average common shares outstanding	389,655	395,411	395,189
Earnings per share from continuing operations	$0.91	$1.59	$2.20
Earnings per share — diluted:
Income from continuing operations	$354,906	$629,146	$870,426
Weighted average common shares outstanding	389,655	395,411	395,189
Incremental shares from stock options and other dilutive securities	2,466	4,525	5,307
Adjusted weighted average common shares outstanding	392,121	399,936	400,496
Earnings per share from continuing operations	$0.91	$1.57	$2.17

Outstanding options to purchase 3.4 million, 1.5 million and 0.5 million shares of Common Stock were excluded from the calculations of diluted earnings per share in the years ended March 2021, 2020 and 2019, respectively, because the effect of their inclusion would have been antidilutive to those years. In addition, 0.6 million, 0.6 million and 0.8 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share in the years ended March 2021, 2020 and 2019, respectively, because these units were not considered to be contingent outstanding shares.
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

VF Corporation Fiscal 2021 Form 10-K F-49

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2021
Financial assets:
Cash equivalents:
Money market funds	$216,591	$216,591	$—	$—
Time deposits	102,914	102,914	—	—
Short-term investments	598,806	598,806	—	—
Derivative financial instruments	13,257	—	13,257	—
Deferred compensation	141,072	141,072	—	—
Financial liabilities:
Derivative financial instruments	74,255	—	74,255	—
Deferred compensation	150,713	—	150,713	—
Contingent consideration	207,000	—	—	207,000
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2020
Financial assets:
Cash equivalents:
Money market funds	$1,211,887	$1,211,887	$—	$—
Time deposits	1,932	1,932	—	—
Derivative financial instruments	91,834	—	91,834	—
Deferred compensation	105,706	105,706	—	—
Financial liabilities:
Derivative financial instruments	14,531	—	14,531	—
Deferred compensation	113,289	—	113,289	—
(a)There were no transfers among the levels within the fair value hierarchy during the years ended March 2021 or 2020.
The following table presents the changes in fair value of the contingent consideration liability designated as Level 3:

(In thousands)	Fair Value
Balance, March 2020	$—
Acquisition	207,000
Adjustment	—
Balance, March 2021	$207,000

VF’s cash equivalents include money market funds and time deposits with maturities within three months of their purchase dates, that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. VF's short-term investments include excess cash invested in a managed income fund that approximates fair value based on Level 1 measurements. VF’s deferred compensation assets primarily represent investments held within plan trusts as an economic hedge of the related deferred compensation liabilities (Note 16). These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
The contingent consideration represents a potential liability associated with additional cash consideration related to the acquisition of Supreme ranging from zero to $300.0 million, which is subject to the achievement of certain financial targets over the one-year earn out period ending January 31, 2022. The estimated fair value of the contingent consideration of

F-50 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
$207.0 million was determined based on the probability-weighted present value of various future cash payment outcomes. As of April 3, 2021, there were no changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the acquisition. In subsequent reporting periods, the contingent consideration liability will be remeasured at fair value with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. Refer to Note 3 for additional information on the acquisition of Supreme.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2021 and 2020, their carrying values approximated their fair values. Additionally, at March 2021 and 2020, the carrying values of VF’s long-term debt, including the current portion, were $5,710.2 million and $2,609.3 million, respectively, compared with fair values of $6,017.3 million and $2,672.9 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
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
The Company recorded $14.8 million, $14.6 million and $6.0 million of impairments in the years ended March 2021, 2020 and 2019, respectively, related to retail store assets, associated lease right-of-use assets and other fixed assets. These impairments are recorded in the selling, general and administrative expenses line item in the Consolidated Statements of Operations.
VF recorded intangible asset impairment charges of $20.4 million in the year ended March 2021 primarily due to the write-off of certain trademark and customer relationship balances, which resulted from strategic actions taken by the Company.
Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of Fiscal 2021. Management performed a quantitative analysis of the Kipling reporting unit goodwill and indefinite-lived trademark intangible asset. A qualitative analysis was performed for all other reporting units and indefinite-lived trademark intangible assets. No impairment charges of goodwill or indefinite-lived trademark intangible assets were recorded as a result of the annual impairment testing completed as of the beginning of the fourth quarter of Fiscal 2021.
See Critical Accounting Policies and Estimates within Management's Discussion and Analysis for additional discussion regarding non-recurring fair value measurements during the year ended March 2021.
A goodwill impairment charge of $323.2 million was recorded in the year ended March 2020 related to the Timberland reporting unit. No impairment charges of goodwill or intangible assets were recorded in the year ended March 2019.
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
Management’s revenue and profitability forecasts used in the reporting unit and intangible asset valuations were developed in conjunction with management’s strategic plan review, and our resulting revised outlook for business performance, and considered recent performance and trends, including the impact of the COVID-19 pandemic, strategic initiatives and industry trends. Assumptions used in the valuations are similar to those that would be used by market participants performing independent valuations of these businesses.

VF Corporation Fiscal 2021 Form 10-K F-51

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
NOTE 24 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.5 billion and $2.6 billion at March 2021 and 2020, respectively, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, South Korean won, Mexican peso, Swedish krona, Polish zloty, Japanese yen and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2021	March 2020	March 2021	March 2020
Foreign currency exchange contracts designated as hedging instruments	$12,301	$78,298	$(73,087)	$(12,682)
Foreign currency exchange contracts not designated as hedging instruments	956	13,536	(1,168)	(1,849)
Total derivatives	$13,257	$91,834	$(74,255)	$(14,531)
VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. If VF were to offset and record the asset and liability balances of its foreign exchange forward contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of March 2021 and 2020 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	March 2021		March 2020
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$13,257	$(74,255)	$91,834	$(14,531)
Gross amounts not offset in the Consolidated Balance Sheets	(13,246)	13,246	(14,393)	14,393
Net amounts	$11	$(61,009)	$77,441	$(138)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	March 2021	March 2020
Other current assets	$7,440	$71,784
Accrued liabilities (Note 13)	(66,351)	(11,378)
Other assets (Note 11)	5,817	20,050
Other liabilities (Note 15)	(7,904)	(3,153)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands) Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI
	Year Ended March

	2021	2020	2019
Foreign currency exchange	$(122,244)	$100,336	$156,513

F-52 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021

	Gain (Loss) Reclassified from Accumulated OCI into Income
(In thousands)	Year Ended March

Location of Gain (Loss)	2021	2020	2019
Net revenues	$2,596	$(18,076)	$1,774
Cost of goods sold	19,485	94,376	(20,686)
Selling, general and administrative expenses	2,797	5,084	(4,772)
Other income (expense), net	(137)	10,304	355
Interest expense	107	(13,177)	(5,012)
Total	$24,848	$78,511	$(28,341)

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

During the year ended March 2020, primarily as a result of the COVID-19 pandemic and actions expected to be taken by the Company, certain derivative contracts were de-designated as the hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCI and recognized a $9.8 million net gain in the year ended March 2020, which was primarily recorded in cost of goods sold. The impact of de-designated derivative contracts was not significant in the years ended March 2021 or 2019.
The changes in fair value of derivative contracts not designated as hedges that have been recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the years ended March 2021, 2020 and 2019.
Other Derivative Information
At March 2021, accumulated OCI included $63.5 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next
12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. In connection with the full redemption of the aggregate principal amount of the outstanding 2021 notes in March 2020, the remaining pre-tax net deferred loss was recorded in interest expense in the year ended March 2020. The pre-tax net deferred gain, associated with the 2033 notes, and amounts to be reclassified from accumulated OCI into interest expense, are not significant. During the years ended March 2020 and 2019, VF reclassified $13.2 million and $5.0 million, respectively, of net deferred losses from accumulated OCI into interest expense.
Net Investment Hedge
The Company has designated its €1.850 billion of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the years ended March 2021, 2020 and 2019, the Company recognized an after-tax loss of $91.5 million, an after-tax loss of $8.8 million and an after-tax gain of $69.5 million, respectively, in OCI related to the net investment hedge transaction. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.

VF Corporation Fiscal 2021 Form 10-K F-53

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
NOTE 25 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended March

(In thousands)	2021	2020	2019
Income taxes paid, net of refunds (a)	$188,271	$286,819	$359,821
Interest paid, net of amounts capitalized	89,807	76,540	102,749
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	39,774	58,410	28,181
Computer software costs included in accounts payable or accrued liabilities	25,848	14,844	14,586
(a)Includes both continuing and discontinued operations.
NOTE 26 — RESTRUCTURING

The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits.
Of the $119.0 million of restructuring charges recognized in the year ended March 2021, $75.1 million were reflected in selling, general and administrative expenses and $43.9 million in cost of goods sold. Of the $31.8 million of restructuring charges recognized in the year ended March 2020, $12.4 million were reflected in selling, general and administrative expenses and $19.4 million in cost of goods sold. Of the $63.1 million of restructuring charges recognized in the year ended March 2019,
$48.5 million were reflected in selling, general and administrative expenses and $14.6 million in cost of goods sold. The Company has not recognized any significant incremental costs related to the accruals for the year ended March 2020 or prior periods.
Of the total restructuring accrual at March 2021, $63.8 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $3.0 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Year Ended March

(In thousands)	2021	2020	2019
Severance and employee-related benefits	$64,972	$21,899	$46,724
Asset impairments	23,087	5,211	4,109
Accelerated depreciation	11,266	—	—
Inventory write-downs	10,658	1,119	2,171
Contract termination and other	9,023	3,618	10,092
Total restructuring charges	$119,006	$31,847	$63,096
Restructuring costs by business segment are as follows:

	Year Ended March

(In thousands)	2021	2020	2019
Outdoor	$14,081	$7,094	$38,952
Active	20,958	3,210	13,579
Work	31,907	2,193	5,587
Other	52,060	19,350	4,978
Total	$119,006	$31,847	$63,096

F-54 VF Corporation Fiscal 2021 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2021
The activity in the restructuring accrual is as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2019	$56,218	$11,002	$67,220
Charges	21,899	3,618	25,517
Cash payments and settlements	(39,728)	(11,997)	(51,725)
Adjustments to accruals	2,181	1,159	3,340
Impact of foreign currency	(2,518)	(894)	(3,412)
Accrual at March 2020	38,052	2,888	40,940
Charges	64,972	9,393	74,365
Cash payments and settlements	(46,258)	(4,285)	(50,543)
Adjustments to accruals	3,206	(1,218)	1,988
Impact of foreign currency	(162)	166	4
Accrual at March 2021	$59,810	$6,944	$66,754

The Company has incurred costs associated with the relocation of VF's global headquarters and certain brands to Denver, Colorado. The total amount of charges recognized for the years ended March 2020 and 2019 were $41.5 million and $47.4 million, respectively, of which $18.8 million for the year ended March 2019 related to severance and employee-related benefits and is included in the tables above. The remaining amounts for the years ended March 2020 and 2019 related to other relocation costs, the majority of which have been paid.
NOTE 27 — SUBSEQUENT EVENTS
In late April 2021, VF entered into a definitive agreement to sell its Occupational Workwear business for approximately $605 million in net cash, subject to certain post-closing adjustments. The transaction is expected to close in the first quarter of Fiscal 2022, and is subject to customary closing conditions and regulatory approvals.
On May 18, 2021, VF’s Board of Directors declared a quarterly cash dividend of $0.49 per share, payable on June 21, 2021 to shareholders of record on June 10, 2021.

VF Corporation Fiscal 2021 Form 10-K F-55

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
(In thousands)
Year Ended March 2021
Allowance for doubtful accounts	$37,099	$20,673	$—		$24,118	(a)	$33,654
Valuation allowance for deferred income tax assets	172,912	—	327,689	(b)	—		500,601
Year Ended March 2020
Allowance for doubtful accounts	19,009	32,927	—		14,837	(a)	37,099
Valuation allowance for deferred income tax assets	177,987	—	—		5,075	(c)	172,912
Year Ended March 2019
Allowance for doubtful accounts	19,059	16,280	—		16,330	(a)	19,009
Valuation allowance for deferred income tax assets	217,451	—	—		39,464	(c)	177,987
(a)Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.
(b)Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized and the effects of foreign currency translation.
(c)Deductions relate to changes in circumstances which increase the amount of deferred income tax assets that will, more likely than not, be realized, and the effects of foreign currency translation.

F-56 VF Corporation Fiscal 2021 Form 10-K