Form 10-Q
period 2021-07-03
V F CORP
filed 2021-08-06
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 31, 2021, there were 392,638,627 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2021	March 2021	June 2020
ASSETS
Current assets
Cash and equivalents	$1,274,926	$815,750	$2,145,111
Accounts receivable, less allowance for doubtful accounts of: June 2021 - $33,666; March 2021 - $33,654; June 2020 - $38,179	1,138,811	1,298,020	934,984
Inventories	1,216,818	1,061,839	1,402,858
Short-term investments	598,806	598,806	700,000
Other current assets	334,777	423,877	513,049
Current assets of discontinued operations	—	587,578	565,135
Total current assets	4,564,138	4,785,870	6,261,137
Property, plant and equipment, net	1,016,465	975,876	957,309
Intangible assets, net	3,027,886	3,029,545	1,855,764
Goodwill	2,427,324	2,425,427	1,162,606
Operating lease right-of-use assets	1,426,706	1,474,434	1,354,308
Other assets	1,087,832	1,062,877	887,921
TOTAL ASSETS	$13,550,351	$13,754,029	$12,479,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$8,091	$11,061	$19,256
Current portion of long-term debt	1,001,030	1,023	1,025
Accounts payable	534,803	463,208	348,932
Accrued liabilities	1,527,522	1,609,928	1,254,967
Current liabilities of discontinued operations	—	125,257	91,283
Total current liabilities	3,071,446	2,210,477	1,715,463
Long-term debt	4,726,234	5,709,149	5,609,792
Operating lease liabilities	1,192,792	1,236,461	1,104,500
Other liabilities	1,285,849	1,541,778	1,136,692
Total liabilities	10,276,321	10,697,865	9,566,447
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2021, March 2021 or June 2020	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2021 - 392,621,561; March 2021 - 391,941,477; June 2020 - 389,641,245	98,155	97,985	97,410
Additional paid-in capital	3,824,656	3,777,645	4,010,817
Accumulated other comprehensive income (loss)	(965,886)	(1,009,000)	(897,541)
Retained earnings (accumulated deficit)	317,105	189,534	(298,088)
Total stockholders’ equity	3,274,030	3,056,164	2,912,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,550,351	$13,754,029	$12,479,045

See notes to consolidated financial statements.

3 VF Corporation Q1 FY22 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June

(In thousands, except per share amounts)	2021	2020
Net revenues	$2,194,557	$1,076,293
Costs and operating expenses
Cost of goods sold	955,551	506,951
Selling, general and administrative expenses	1,036,122	816,151
Total costs and operating expenses	1,991,673	1,323,102
Operating income (loss)	202,884	(246,809)
Interest income	2,142	1,313
Interest expense	(34,917)	(29,262)
Other income (expense), net	9,041	(38,187)
Income (loss) from continuing operations before income taxes	179,150	(312,945)
Income tax expense (benefit)	25,178	(35,203)
Income (loss) from continuing operations	153,972	(277,742)
Income (loss) from discontinued operations, net of tax	170,273	(7,871)
Net income (loss)	$324,245	$(285,613)
Earnings (loss) per common share - basic
Continuing operations	$0.39	$(0.71)
Discontinued operations	0.44	(0.02)
Total earnings (loss) per common share - basic	$0.83	$(0.73)
Earnings (loss) per common share - diluted
Continuing operations	$0.39	$(0.71)
Discontinued operations	0.43	(0.02)
Total earnings (loss) per common share - diluted	$0.82	$(0.73)
Weighted average shares outstanding
Basic	391,351	388,695
Diluted	394,128	390,791

See notes to consolidated financial statements.
VF Corporation Q1 FY22 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June

(In thousands)	2021	2020
Net income (loss)	$324,245	$(285,613)
Other comprehensive income (loss)
Foreign currency translation and other
Gains arising during the period	33,171	3,854
Reclassification of foreign currency translation losses	—	42,364
Income tax effect	3,882	6,255
Defined benefit pension plans
Current period actuarial losses	(4,013)	—
Amortization of net deferred actuarial losses	2,840	2,863
Amortization of deferred prior service credits	(118)	(17)
Reclassification of net actuarial loss from settlement charge	948	—
Income tax effect	659	336
Derivative financial instruments
Gains (losses) arising during the period	(4,563)	(7,595)
Income tax effect	192	1,530
Reclassification of net (gains) losses realized	10,559	(20,280)
Income tax effect	(443)	4,107
Other comprehensive income (loss)	43,114	33,417
Comprehensive income (loss)	$367,359	$(252,196)

See notes to consolidated financial statements.
5 VF Corporation Q1 FY22 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June

(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$324,245	$(285,613)
Income (loss) from discontinued operations, net of tax	170,273	(7,871)
Income (loss) from continuing operations, net of tax	153,972	(277,742)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	68,050	63,026
Reduction in the carrying amount of right-of-use assets	104,930	101,772
Stock-based compensation	21,701	9,686
Provision for doubtful accounts	1,850	8,145
Pension expense less than contributions	(6,759)	(3,802)
Other, net	(176,493)	32,858
Changes in operating assets and liabilities:
Accounts receivable	167,798	372,754
Inventories	(150,966)	(100,129)
Accounts payable	70,197	(59,768)
Income taxes	134,115	(65,128)
Accrued liabilities	(71,905)	(26,917)
Operating lease right-of-use assets and liabilities	(113,465)	(51,579)
Other assets and liabilities	(128,107)	(13,630)
Cash provided (used) by operating activities - continuing operations	74,918	(10,454)
Cash provided by operating activities - discontinued operations	6,090	7,266
Cash provided (used) by operating activities	81,008	(3,188)
INVESTING ACTIVITIES
Proceeds from sale of businesses, net of cash sold	616,529	—
Purchases of short-term investments	—	(700,000)
Capital expenditures	(93,218)	(69,191)
Software purchases	(21,006)	(13,477)
Other, net	7,048	(573)
Cash provided (used) by investing activities - continuing operations	509,353	(783,241)
Cash used by investing activities - discontinued operations	(525)	(1,914)
Cash provided (used) by investing activities	508,828	(785,155)
FINANCING ACTIVITIES
Net decrease in short-term borrowings	(2,973)	(1,209,556)
Payments on long-term debt	(253)	(222)
Payment of debt issuance costs	—	(21,271)
Proceeds from long-term debt	—	2,996,090
Cash dividends paid	(192,131)	(186,746)
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	20,910	(15,634)
Cash provided (used) by financing activities	(174,447)	1,562,661
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	10,003	4,126
Net change in cash, cash equivalents and restricted cash	425,392	778,444
Cash, cash equivalents and restricted cash – beginning of year	851,205	1,411,322
Cash, cash equivalents and restricted cash – end of period	$1,276,597	$2,189,766

Continued on next page.

See notes to consolidated financial statements.
VF Corporation Q1 FY22 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June

(In thousands)	2021	2020
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$1,274,926	$2,145,111
Other current assets	1,643	1,216
Current assets of discontinued operations	—	42,986
Other assets	28	453
Total cash, cash equivalents and restricted cash	$1,276,597	$2,189,766

See notes to consolidated financial statements.
7 VF Corporation Q1 FY22 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 2021
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2021	391,941,477	$97,985	$3,777,645	$(1,009,000)	$189,534	$3,056,164
Net income (loss)	—	—	—	—	324,245	324,245
Dividends on Common Stock ($0.49 per share)	—	—	(2,597)	—	(189,534)	(192,131)
Stock-based compensation, net	680,084	170	49,608	—	(7,140)	42,638
Foreign currency translation and other	—	—	—	37,053	—	37,053
Defined benefit pension plans	—	—	—	316	—	316
Derivative financial instruments	—	—	—	5,745	—	5,745
Balance, June 2021	392,621,561	$98,155	$3,824,656	$(965,886)	$317,105	$3,274,030

	Three Months Ended June 2020
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2020	388,812,158	$97,203	$4,183,780	$(930,958)	$7,309	$3,357,334
Net income (loss)	—	—	—	—	(285,613)	(285,613)
Dividends on Common Stock ($0.48 per share)	—	—	(186,746)	—	—	(186,746)
Stock-based compensation, net	829,087	207	13,783	—	(19,784)	(5,794)
Foreign currency translation and other	—	—	—	52,473	—	52,473
Defined benefit pension plans	—	—	—	3,182	—	3,182
Derivative financial instruments	—	—	—	(22,238)	—	(22,238)
Balance, June 2020	389,641,245	$97,410	$4,010,817	$(897,541)	$(298,088)	$2,912,598

See notes to consolidated financial statements.
VF Corporation Q1 FY22 Form 10-Q 8

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
9 VF Corporation Q1 FY22 Form 10-Q

NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 4, 2021 through April 2, 2022 ("Fiscal 2022"). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2022. For presentation purposes herein, all references to periods ended June 2021 and June 2020 relate to the fiscal periods ended on July 3, 2021 and June 27, 2020, respectively. References to March 2021 relate to information as of April 3, 2021.
On June 28, 2021, VF completed the sale of its Occupational Workwear business. The Occupational Workwear business was comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also included the license of certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. The results of the Occupational Workwear business and the related cash flows have been reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented.
Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. Refer to Note 5 for additional information on discontinued operations.
Certain prior year amounts have been reclassified to conform to the Fiscal 2022 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2021 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended June 2021 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2022. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended April 3, 2021 (“Fiscal 2021 Form 10-K”).
In preparing the condensed consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. The duration and severity of the novel coronavirus ("COVID-19") pandemic, which is subject to uncertainty, continues to impact VF's business. Management's estimates and assumptions have contemplated both current and expected impacts related to COVID-19 based on available information. Actual results may differ from those estimates.
NOTE 2 — RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", an update that amends and simplifies the accounting for income taxes by removing certain exceptions in existing guidance and providing new guidance to reduce complexity in certain areas. The guidance became effective for VF in the first quarter of Fiscal 2022, but did not have a material impact on VF's consolidated financial statements.
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
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	June 2021	March 2021	June 2020
Contract assets (a)	$1,135	$880	$2,487
Contract liabilities (b)	68,921	49,869	45,622
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

VF Corporation Q1 FY22 Form 10-Q 10

For the three months ended June 2021, the Company recognized $91.0 million of revenue that was included in the contract liability balance during the period, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of June 2021, the Company expects to recognize $63.8 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms, with the majority of the revenue recognized by Fiscal
2025. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of June 2021, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the three months ended June 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended June 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$334,875	$546,025	$226,871	$—	$1,107,771
Direct-to-consumer	279,658	751,235	42,812	—	1,073,705
Royalty	3,221	4,808	5,052	—	13,081
Total	$617,754	$1,302,068	$274,735	$—	$2,194,557

Geographic revenues
United States	$283,158	$695,835	$217,526	$—	$1,196,519
International:
Europe	218,555	307,216	14,196	—	539,967
Asia-Pacific	88,060	238,473	26,139	—	352,672
Americas (non-U.S.)	27,981	60,544	16,874	—	105,399
Total	$617,754	$1,302,068	$274,735	$—	$2,194,557

	Three Months Ended June 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$158,506	$241,164	$117,604	$1,275	$518,549
Direct-to-consumer	180,014	324,201	40,615	44	544,874
Royalty	2,708	5,951	4,211	—	12,870
Total	$341,228	$571,316	$162,430	$1,319	$1,076,293

Geographic revenues
United States	$152,477	$265,507	$114,632	$—	$532,616
International:
Europe	99,024	125,526	13,301	1,319	239,170
Asia-Pacific	79,267	162,414	24,509	—	266,190
Americas (non-U.S.)	10,460	17,869	9,988	—	38,317
Total	$341,228	$571,316	$162,430	$1,319	$1,076,293
11 VF Corporation Q1 FY22 Form 10-Q

NOTE 4 — ACQUISITION
On December 28, 2020, VF acquired 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme") for $2.2 billion in cash, which is subject to working capital and other adjustments. The transaction also included $0.2 billion of cash acquired by VF. The preliminary purchase price was primarily funded with cash on hand.
The acquisition of Supreme includes a contingent arrangement that may require additional cash consideration to be paid to the selling shareholders of Supreme ranging from zero to $300.0 million, subject to the achievement of certain financial targets over the one-year earn-out period ending January 31, 2022. The initial estimated fair value of the contingent consideration of $207.0 million is included in the preliminary purchase price and was reported in the other liabilities line item in the Consolidated Balance Sheet at March 2021. The estimated fair value of the contingent consideration was determined based on the probability-weighted present value of various future cash payment outcomes. In subsequent reporting periods, the contingent consideration liability is remeasured at fair value with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. Refer to Note 16 for additional information on fair value measurements.
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
For the three months ended June 2021, Supreme contributed revenues of $145.7 million and net income of $26.3 million. The results of Supreme have been reported in the Active segment since the date of acquisition. Total transaction expenses for the Supreme acquisition were $8.7 million, all of which were recognized in the year ended March 2021 in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.
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
VF Corporation Q1 FY22 Form 10-Q 12

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
The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Supreme had occurred on March 31, 2019:

(In thousands, except per share amounts)	Three Months Ended June 2020 (unaudited)
Total revenues	$1,190,285
Income (loss) from continuing operations	(264,463)
Earnings (loss) per common share from continuing operations
Basic	$(0.68)
Diluted	(0.68)
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
Occupational Workwear Business
On January 21, 2020, VF announced its decision to explore the divestiture of its Occupational Workwear business. The Occupational Workwear business is comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also includes the license of certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. As of March 28, 2020, the Occupational Workwear business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of the Occupational Workwear business and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale.
On June 28, 2021, VF completed the sale of the Occupational Workwear business. The Company received proceeds of $616.5 million, net of cash sold, resulting in an estimated after-tax gain on sale of $145.6 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the three months ended June 2021, and is subject to working capital and other adjustments.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations were income of $170.3 million (including an estimated after-tax gain on sale of $145.6 million) and a loss of $7.9 million for the three months ended June 2021 and June 2020, respectively.
Under the terms of a transition services agreement, the Company will provide certain support services for periods generally up to 12 months from the closing date of the transaction.
13 VF Corporation Q1 FY22 Form 10-Q

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Occupational Workwear business that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended June

(In thousands)	2021	2020
Net revenues	$181,424	$125,333
Cost of goods sold	117,193	101,470
Selling, general and administrative expenses	38,735	33,256
Interest income, net	194	293
Other income (expense), net	6	—
Income (loss) from discontinued operations before income taxes	25,696	(9,100)
Gain on the sale of discontinued operations before income taxes	133,571	—
Total income (loss) from discontinued operations before income taxes	159,267	(9,100)
Income tax benefit (a)	(11,006)	(1,229)
Income (loss) from discontinued operations, net of tax	$170,273	$(7,871)
(a)Income tax benefit for the three months ended June 2021 includes $12.0 million of deferred tax benefit related to capital and other losses realized upon the sale of the Occupational Workwear business.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	June 2021	March 2021	June 2020
Cash and equivalents	$—	$34,132	$42,986
Accounts receivable, net	—	103,835	64,065
Inventories	—	245,227	258,632
Other current assets	—	8,208	10,027
Property, plant and equipment, net	—	49,394	46,697
Intangible assets, net	—	54,471	54,471
Goodwill	—	43,530	43,530
Operating lease right-of-use assets	—	43,220	39,452
Other assets	—	5,561	5,275
Total assets of discontinued operations	$—	$587,578	$565,135

Accounts payable	$—	$59,965	$27,810
Accrued liabilities	—	38,956	31,134
Operating lease liabilities	—	31,301	34,462
Other liabilities	—	3,863	2,284
Deferred income tax liabilities (a)	—	(8,828)	(4,407)
Total liabilities of discontinued operations	$—	$125,257	$91,283
(a)Deferred income tax balances reflect VF's consolidated netting by jurisdiction.
NOTE 6 — INVENTORIES

(In thousands)	June 2021	March 2021	June 2020
Finished products	$1,139,926	$983,472	$1,314,399
Work-in-process	53,202	54,386	64,401
Raw materials	23,690	23,981	24,058
Total inventories	$1,216,818	$1,061,839	$1,402,858
VF Corporation Q1 FY22 Form 10-Q 14

NOTE 7 — INTANGIBLE ASSETS

			June 2021			March 2021
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19 years	Accelerated	$264,354	$150,845	$113,509	$117,207
License agreements	20 years	Accelerated	6,794	4,372	2,422	2,448
Other	9 years	Straight-line	6,941	5,151	1,790	1,986
Amortizable intangible assets, net					117,721	121,641
Indefinite-lived intangible assets:
Trademarks and trade names					2,910,165	2,907,904
Intangible assets, net					$3,027,886	$3,029,545
Amortization expense for the three months ended June 2021 was $4.1 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2022 is $15.6 million, $14.6 million, $14.1 million, $13.6 million and $12.6 million, respectively.
NOTE 8 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2021	$665,278	$1,645,769	$114,380	$2,425,427
Currency translation	365	1,211	321	1,897
Balance, June 2021	$665,643	$1,646,980	$114,701	$2,427,324
Accumulated impairment charges for the Outdoor segment were $323.2 million as of June 2021 and March 2021. No impairment charges were recorded during the three months ended June 2021.
NOTE 9 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and impairment. Components of lease cost were as follows:

	Three Months Ended June

(In thousands)	2021	2020
Operating lease cost	$113,500	$108,852
Other lease costs	27,939	14,998
Total lease cost	$141,439	$123,850

During the three months ended June 2021 and 2020, the Company paid $119.4 million and $65.0 million of cash for operating leases, respectively. The increase was primarily driven by the timing of payments and lease concessions related to the effects of COVID-19 in the three months ended June 2020. During the three months ended June 2021 and 2020, the Company obtained $52.3 million and $190.2 million of right-of-use assets in exchange for lease liabilities, respectively. The decrease was primarily driven by the commencement of a new distribution center lease during the three months ended June 2020.
15 VF Corporation Q1 FY22 Form 10-Q

NOTE 10 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended June

(In thousands)	2021	2020
Service cost – benefits earned during the period	$3,613	$3,632
Interest cost on projected benefit obligations	9,475	11,948
Expected return on plan assets	(19,385)	(20,539)
Settlement charge	948	—
Amortization of deferred amounts:
Net deferred actuarial losses	2,840	2,863
Deferred prior service credits	(118)	(17)
Net periodic pension cost (income)	$(2,627)	$(2,113)
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
VF has reported the service cost component of net periodic pension cost (income) in operating income and the other components, which include interest cost, expected return on plan assets, settlement charges and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $4.1 million to its defined benefit plans during the three months ended June 2021, and intends to make approximately $23.4 million of contributions during the remainder of Fiscal 2022.
VF recorded a $0.9 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations for the three months ended June 2021. The settlement charge related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate. The discount rate used to determine the supplemental defined benefit pension obligation as of June 2021 was 2.90%.
NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
During the three months ended June 2021, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of June 2021, March 2021 or June 2020. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and specified components of other comprehensive income (“OCI”), which relate to changes in assets and liabilities that are not included in net income (loss) under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income (loss) is presented in the Consolidated Statements of Comprehensive Income (Loss). The deferred components of OCI are reported, net of related income taxes, in accumulated OCI in stockholders’ equity, as follows:

(In thousands)	June 2021	March 2021	June 2020
Foreign currency translation and other	$(663,120)	$(700,173)	$(685,236)
Defined benefit pension plans	(257,431)	(257,747)	(259,290)
Derivative financial instruments	(45,335)	(51,080)	46,985
Accumulated other comprehensive income (loss)	$(965,886)	$(1,009,000)	$(897,541)
VF Corporation Q1 FY22 Form 10-Q 16

The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended June 2021
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2021	$(700,173)	$(257,747)	$(51,080)	$(1,009,000)
Other comprehensive income (loss) before reclassifications	37,053	(2,411)	(4,371)	30,271
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,727	10,116	12,843
Net other comprehensive income (loss)	37,053	316	5,745	43,114
Balance, June 2021	$(663,120)	$(257,431)	$(45,335)	$(965,886)

	Three Months Ended June 2020
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2020	$(737,709)	$(262,472)	$69,223	$(930,958)
Other comprehensive income (loss) before reclassifications	10,109	987	(6,065)	5,031
Amounts reclassified from accumulated other comprehensive income (loss)	42,364	2,195	(16,173)	28,386
Net other comprehensive income (loss)	52,473	3,182	(22,238)	33,417
Balance, June 2020	$(685,236)	$(259,290)	$46,985	$(897,541)
Reclassifications out of accumulated OCI were as follows:

(In thousands)		Three Months Ended June
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations

		2021	2020
Losses on foreign currency translation and other:
Liquidation of foreign entities	Other income (expense), net	$—	$(42,364)
Total before tax		—	(42,364)
Tax (expense) benefit		—	—
Net of tax		—	(42,364)
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(2,840)	(2,863)
Deferred prior service credits	Other income (expense), net	118	17
Pension settlement charge	Other income (expense), net	(948)	—
Total before tax		(3,670)	(2,846)
Tax benefit		943	651
Net of tax		(2,727)	(2,195)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(1,798)	171
Foreign exchange contracts	Cost of goods sold	(6,169)	16,705
Foreign exchange contracts	Selling, general and administrative expenses	(917)	1,607
Foreign exchange contracts	Other income (expense), net	(1,702)	1,770
Interest rate contracts	Interest expense	27	27
Total before tax		(10,559)	20,280
Tax (expense) benefit		443	(4,107)
Net of tax		(10,116)	16,173
Total reclassifications for the period, net of tax		$(12,843)	$(28,386)
17 VF Corporation Q1 FY22 Form 10-Q

NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the three months ended June 2021, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 1,491,580 shares of its Common Stock at an exercise price of $77.78 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Three Months Ended June 2021
Expected volatility	28% to 40%
Weighted average expected volatility	36%
Expected term (in years)	6.2 to 7.9
Weighted average dividend yield	2.6%
Risk-free interest rate	0.04% to 1.56%
Weighted average fair value at date of grant	$20.20

During the three months ended June 2021, VF granted 323,718 performance-based restricted stock units ("RSUs") to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The fair market value of VF Common Stock at the date the units were granted was $77.78 per share. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The financial targets include 50% weighting based on VF's revenue growth over the three-year period compared to a group of industry peers and 50% weighting based on VF's total shareholder return ("TSR") over the three-year period compared to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR portion of the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $101.56 per share. Additionally, the actual number of performance-based RSUs earned may be adjusted upward or downward by 25% of the target award, based on VF's gross margin performance over the three-year period.
During the three months ended June 2021, VF granted 12,023 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $77.78 per share.
In addition, VF granted 280,202 nonperformance-based RSUs to employees during the three months ended June 2021. These units generally vest over periods of up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $77.78 per share.
VF also granted 31,214 restricted shares of VF Common Stock to certain members of management during the three months ended June 2021. These shares vest over periods of up to four years from the date of grant. The fair market value of VF Common Stock at the date the shares were granted was $77.78 per share.
NOTE 13 — INCOME TAXES

The effective income tax rate for the three months ended June 2021 was 14.1% compared to 11.2% in the 2020 period. The three months ended June 2021 included a net discrete tax benefit of $2.3 million, which included a $1.2 million net tax expense related to unrecognized tax benefits and interest, a $1.1 million tax benefit related to stock compensation, and a $2.4 million net tax benefit related to tax rate change on deferred tax items. Excluding the $2.3 million net discrete tax benefit in the 2021 period, the effective income tax rate would have been 15.3%. The three months ended June 2020 included a net discrete tax expense of $1.8 million, which primarily related to unrecognized tax benefits and interest. The $1.8 million net discrete tax expense in the 2020 period reduced the effective income tax rate by 0.6%. Without discrete items, the effective income tax rate for the three months ended June 2021 increased by 3.5% compared with the 2020 period primarily due to losses generated in the prior year.
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
VF Corporation Q1 FY22 Form 10-Q 18

on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months.
VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. During 2015, the European Union Commission (“EU”) investigated and announced its decision that these rulings were illegal and ordered the tax benefits to be collected from affected companies, including VF. Requests for annulment were filed by Belgium and VF Europe BVBA individually. During 2017 and 2018, VF Europe BVBA was assessed and paid €35.0 million tax and interest, which was recorded as an income tax receivable based on the expected success of the requests for annulment. During 2019, the General
Court annulled the EU decision and the EU subsequently appealed the General Court’s annulment. Both requests remain open and unresolved. If this matter is adversely resolved, these amounts will not be collected by VF.
During the three months ended June 2021, the amount of net unrecognized tax benefits and associated interest increased by $5.9 million to $196.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $34.6 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $12.1 million would reduce income tax expense.
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
Financial information for VF's reportable segments is as follows:

	Three Months Ended June

(In thousands)	2021	2020
Segment revenues:
Outdoor	$617,754	$341,228
Active	1,302,068	571,316
Work	274,735	162,430
Other	—	1,319
Total segment revenues	$2,194,557	$1,076,293
Segment profit (loss):
Outdoor	$(71,747)	$(160,711)
Active	270,862	7,136
Work	41,004	(11,401)
Other	(282)	(2,361)
Total segment profit (loss)	239,837	(167,337)
Corporate and other expenses	(27,912)	(117,659)
Interest expense, net	(32,775)	(27,949)
Income (loss) from continuing operations before income taxes	$179,150	$(312,945)
19 VF Corporation Q1 FY22 Form 10-Q

NOTE 15 — EARNINGS PER SHARE

	Three Months Ended June

(In thousands, except per share amounts)	2021	2020
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$153,972	$(277,742)
Weighted average common shares outstanding	391,351	388,695
Earnings (loss) per share from continuing operations	$0.39	$(0.71)
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$153,972	$(277,742)
Weighted average common shares outstanding	391,351	388,695
Incremental shares from stock options and other dilutive securities	2,777	2,096
Adjusted weighted average common shares outstanding	394,128	390,791
Earnings (loss) per share from continuing operations	$0.39	$(0.71)

Outstanding options to purchase approximately 2.9 million and 5.4 million shares were excluded from the calculations of diluted earnings per share for the three-month periods ended June 2021 and June 2020, respectively because the effect of their inclusion would have been anti-dilutive.
In addition, 0.6 million and 0.4 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three-month periods ended June 2021 and June 2020, respectively, because these units were not considered to be contingent outstanding shares in those periods.
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
VF Corporation Q1 FY22 Form 10-Q 20

The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
June 2021
Financial assets:
Cash equivalents:
Money market funds	$368,227	$368,227	$—	$—
Time deposits	4,856	4,856	—	—
Short-term investments	598,806	598,806	—	—
Derivative financial instruments	13,838	—	13,838	—
Deferred compensation	143,633	143,633	—	—
Financial liabilities:
Derivative financial instruments	65,725	—	65,725	—
Deferred compensation	154,338	—	154,338	—
Contingent consideration	134,000	—	—	134,000
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2021
Financial assets:
Cash equivalents:
Money market funds	$216,591	$216,591	$—	$—
Time deposits	102,914	102,914	—	—
Short-term investments	598,806	598,806	—	—
Derivative financial instruments	13,257	—	13,257	—
Deferred compensation	141,072	141,072	—	—
Financial liabilities:
Derivative financial instruments	74,255	—	74,255	—
Deferred compensation	150,713	—	150,713	—
Contingent consideration	207,000	—	—	207,000
(a)There were no transfers among the levels within the fair value hierarchy during the three months ended June 2021 or the year ended March 2021.
The following table presents the changes in fair value of the contingent consideration liability designated as Level 3:

(In thousands)	Contingent Consideration
Balance, March 2021	$207,000
Change in fair value	(73,000)
Balance, June 2021	$134,000

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
The contingent consideration liability represents the estimated amount of additional cash consideration to be paid to the selling shareholders of Supreme, which is dependent upon the achievement of certain financial targets over the one-year earn-out period ending January 31, 2022. The estimated fair value of the contingent consideration liability, which could range from zero to $300.0 million, was $207.0 million as of March 2021. The contingent consideration liability is remeasured at fair value with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of
21 VF Corporation Q1 FY22 Form 10-Q

Operations. As of June 2021, the fair value of the contingent consideration liability was remeasured to an estimated fair value of $134.0 million based on the probability-weighted present value of various future cash payment outcomes resulting from the estimated achievement levels of the financial targets. Refer to Note 4 for additional information on the acquisition of Supreme.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2021 and March 2021, their carrying values approximated fair value. Additionally, at June 2021 and March 2021, the carrying values of VF’s long-term debt, including the current portion, were $5,727.3 million and $5,710.2 million, respectively, compared with fair values of $6,082.1 million and $6,017.3 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.7 billion at June 2021, $2.5 billion at March 2021 and $2.9 billion at June 2020, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, South Korean won, Mexican peso, Swedish krona, Polish zloty, Japanese yen and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	June 2021	March 2021	June 2020	June 2021	March 2021	June 2020
Foreign currency exchange contracts designated as hedging instruments	$13,580	$12,301	$53,810	$(64,616)	$(73,087)	$(13,329)
Foreign currency exchange contracts not designated as hedging instruments	258	956	14,775	(1,109)	(1,168)	(2,302)
Total derivatives	$13,838	$13,257	$68,585	$(65,725)	$(74,255)	$(15,631)
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

	June 2021		March 2021		June 2020

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$13,838	$(65,725)	$13,257	$(74,255)	$68,585	$(15,631)
Gross amounts not offset in the Consolidated Balance Sheets	(13,825)	13,825	(13,246)	13,246	(15,607)	15,607
Net amounts	$13	$(51,900)	$11	$(61,009)	$52,978	$(24)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	June 2021	March 2021	June 2020
Other current assets	$6,746	$7,440	$56,428
Accrued liabilities	(61,391)	(66,351)	(10,103)
Other assets	7,092	5,817	12,157
Other liabilities	(4,334)	(7,904)	(5,528)
VF Corporation Q1 FY22 Form 10-Q 22

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended June

Cash Flow Hedging Relationships	2021	2020
Foreign currency exchange	$(4,563)	$(7,595)

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income (Loss) Three Months Ended June

Location of Gain (Loss)	2021	2020
Net revenues	$(1,798)	$171
Cost of goods sold	(6,169)	16,705
Selling, general and administrative expenses	(917)	1,607
Other income (expense), net	(1,702)	1,770
Interest expense	27	27
Total	$(10,559)	$20,280

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
During the three months ended June 2020, primarily as a result of the COVID-19 pandemic and actions expected to be taken by the Company, certain derivative contracts were de-designated as the hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCI and recognized a $5.0 million net gain during the three months ended June 2020, which was primarily recorded in cost of goods sold. The impact of de-designated derivative contracts was not significant in the three months ended June 2021.
The changes in fair value of derivative contracts not designated as hedges that have been recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three months ended June 2021 and June 2020.
Other Derivative Information
At June 2021, accumulated OCI included $63.3 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its €1.850 billion of euro-denominated fixed-rate notes as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three-month periods ended June 2021 and June 2020, the Company recognized after-tax losses of $11.5 million and $18.1 million, respectively, in OCI related to the net investment hedge transaction. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
23 VF Corporation Q1 FY22 Form 10-Q

NOTE 18 — RESTRUCTURING
The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three months ended June 2021, VF recognized $4.3 million of restructuring charges, related to approved initiatives. Of the restructuring charges recognized in the three months ended June 2021, $2.9 million were reflected in selling, general and administrative expenses, and $1.4 million in cost of goods sold, respectively. The Company has not recognized any significant incremental costs related to accruals for the year ended March 2021 or prior periods.
Of the $54.9 million total restructuring accrual at June 2021, $52.8 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $2.1 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Three Months Ended June

(In thousands)	2021	2020
Severance and employee-related benefits	$2,874	$18,509
Accelerated depreciation	1,431	3,807
Contract termination and other	—	141
Total restructuring charges	$4,305	$22,457
Restructuring costs by business segment are as follows:

	Three Months Ended June

(In thousands)	2021	2020
Outdoor	$2,223	$4,750
Active	732	370
Work	—	429
Other	1,350	16,908
Total	$4,305	$22,457
The activity in the restructuring accrual for the three-month period ended June 2021 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2021	$59,810	$6,944	$66,754
Charges	2,874	—	2,874
Cash payments and settlements	(12,929)	(3,223)	(16,152)
Adjustments to accruals	1,352	5	1,357
Impact of foreign currency	63	5	68
Accrual at June 2021	$51,170	$3,731	$54,901
NOTE 19 — CONTINGENCIES

The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our consolidated financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing at dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $186.2 million. Further, this timing matter is impacted by the Tax Cuts and Jobs Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136.3 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 20 — SUBSEQUENT EVENT

On July 27, 2021, VF’s Board of Directors declared a quarterly cash dividend of $0.49 per share, payable on September 20, 2021 to stockholders of record on September 10, 2021.
VF Corporation Q1 FY22 Form 10-Q 24

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 4, 2021 through April 2, 2022 ("Fiscal 2022"). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2022. For presentation purposes herein, all references to periods ended June 2021 and June 2020 relate to the fiscal periods ended on July 3, 2021 and June 27, 2020, respectively. References to March 2021 relate to information as of April 3, 2021.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers.
References to the three months ended June 2021 foreign currency amounts below reflect the changes in foreign exchange rates from the three months ended June 2020 and their impact on translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On December 28, 2020, VF acquired 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme"). The business results for Supreme have been included in the Active segment.
All references to contributions from acquisition below represent the operating results of Supreme for the three months ended June 2021. Refer to Note 4 to VF's consolidated financial statements for additional information on the acquisition.
On June 28, 2021, VF completed the sale of its Occupational Workwear business. The Occupational Workwear business was comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also included the license of certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. The results of the Occupational Workwear business and the related cash flows have been reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented.
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
In North America, over 95% of VF-operated retail stores were open at the beginning of the first quarter of Fiscal 2022, with all VF-owned retail stores reopened by the end of the first quarter. In the Europe region, approximately 60% of VF-operated retail stores were closed at the beginning of the first quarter of Fiscal 2022, with all stores reopened by the end of the first quarter. In the Asia-Pacific region, nearly all VF-operated retail stores were open at the beginning of the first quarter of Fiscal 2022; however, approximately 5% reclosed by the end of the first quarter. In comparison, at the beginning of the first quarter of Fiscal 2021, all VF-operated retail stores in North America and in the Europe region were closed. By the end of the first quarter of Fiscal 2021, approximately 75% and 90% of VF-operated retail stores were open in North America and the Europe region, respectively. In the Asia-Pacific region, approximately 5% of VF-owned retail stores were closed at the beginning of the first quarter of Fiscal 2021, with all opened by the end of the first quarter of Fiscal 2021. VF is continuing to monitor the COVID-19 outbreak globally and will comply with guidance from government entities and public health authorities to prioritize the health and well-being of its employees, customers, trade partners and consumers. As COVID-19 uncertainty continues, retail store reclosures may occur.
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
COVID-19 has also impacted some of VF's suppliers, including third-party manufacturers, logistics providers and other vendors. At this time, the majority of VF's supply chain is operational. Suppliers are complying with local health advisories and governmental restrictions which has resulted in isolated product delays. The resurgence of COVID-19 lockdowns in key sourcing countries has resulted in additional manufacturing capacity constraints during the first quarter. Additionally, port delays, equipment availability and other logistics challenges have contributed to product delays. VF is working with its suppliers to minimize disruption and is employing expedited
25 VF Corporation Q1 FY22 Form 10-Q

freight as needed. VF's distribution centers are operational in accordance with local government guidelines while maintaining enhanced health and safety protocols.
The COVID-19 pandemic is ongoing and dynamic in nature, and has driven global uncertainty and disruption. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect ongoing disruption to our business.

Enterprise Protection Strategy
VF has taken a number of actions to advance its Enterprise Protection Strategy in response to the COVID-19 pandemic.
At June 2021, VF had approximately $1.9 billion of cash and equivalents and short-term investments. Additionally, VF had approximately $2.2 billion available for borrowing against its Global Credit Facility, subject to certain restrictions including a $750.0 million minimum liquidity requirement.
Other actions VF has taken to support its business in response to the COVID-19 pandemic include the Company's decision to temporarily pause its share repurchase program. The Company currently has $2.8 billion remaining under its current share repurchase authorization. The Company paid a cash dividend of $0.49 per share during the three months ended June 2021, and has declared a cash dividend of $0.49 per share that is payable in the second quarter of Fiscal 2022. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend and is not contemplating the suspension of its dividend at this time.
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
We believe the Company has sufficient liquidity and flexibility to operate and continue to execute our strategy during the disruptions caused by the COVID-19 pandemic and related governmental actions and regulations and health authority advisories, and meet its obligations as they become due. However, due to the uncertainty of the duration and severity of the COVID-19 pandemic, governmental actions in response to the pandemic, and the impact on us and our consumers, customers and suppliers, there is no certainty that the measures we take will be sufficient to mitigate the risks posed by COVID-19. See Part I, “Item 1A. Risk Factors” in the Fiscal 2021 Form 10-K for additional discussion.

HIGHLIGHTS OF THE FIRST QUARTER OF FISCAL 2022

•Revenues were up 104% to $2.2 billion compared to the three months ended June 2020, primarily due to recovery from the significant negative impact of COVID-19 on the the prior year period, and included an 8% favorable impact from foreign currency and a 14% contribution from the Supreme acquisition.
•Active segment revenues increased 128% to $1.3 billion compared to the three months ended June 2020, including a $145.7 million contribution from the Supreme acquisition and an 8% favorable impact from foreign currency.
•Outdoor segment revenues increased 81% to $617.8 million compared to the three months ended June 2020, including a 9% favorable impact from foreign currency.
•Work segment revenues increased 69% to $274.7 million compared to the three months ended June 2020, including a 3% favorable impact from foreign currency.
•Direct-to-consumer revenues were up 97% over the 2020 period, including a 7% favorable impact from foreign currency and a 27% contribution from the Supreme acquisition. E-commerce revenues increased 25% in the current period, including a 5% favorable impact from foreign currency and a 29% contribution from the Supreme acquisition. Excluding the Supreme acquisition, the decrease in e-commerce revenues was primarily due to the shift in consumer spending during significant temporary store closures in the prior year period due to COVID-19. Direct-to-consumer revenues accounted for 49% of VF's net revenues for the three months ended June 2021.
•International revenues increased 84% compared to the three months ended June 2020, including a 16% favorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues increased 19%, including a 10% favorable impact from foreign currency. International revenues represented 45% of VF's net revenues for the three months ended June 2021.
•Gross margin increased 360 basis points to 56.5% compared to the three months ended June 2020, primarily driven by reduced promotional activity.
•Earnings (loss) per share was $0.39 compared to $(0.71) in the 2020 period. The increase was primarily driven by recovery from the significant negative impact of COVID-19 on the prior year period.

VF Corporation Q1 FY22 Form 10-Q 26

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three months ended June 2021 from the comparable period in 2020:

(In millions)	Three Months Ended June
Net revenues — 2020	$1,076.3
Organic	889.6
Acquisition	145.7
Impact of foreign currency	83.0
Net revenues — 2021	$2,194.6

VF reported a 104% increase in revenues for the three months ended June 2021 compared to the 2020 period. The revenue increase was primarily attributable to recovery from the significant negative impact of COVID-19 on the prior year period, which included temporary closures of VF-operated retail and VF's wholesale customer stores, supply chain disruption and reduced consumer demand. The increase in the three months ended June 2021 also included an 8% favorable impact from foreign currency and a $145.7 million contribution from the Supreme acquisition.
Revenues increased across all regions in the three months ended June 2021. The largest increases were in the United States, Europe and Americas (non-U.S.) regions, which experienced the most significant negative impact of COVID-19 in the prior year period.
Revenues increased in both our wholesale and direct-to-consumer channels in the three months ended June 2021. The overall increase in the direct-to-consumer channel was driven by reopenings of our owned retail stores, which had significant temporary closures in the prior year period due to COVID-19, and the contribution from the Supreme acquisition during the three months ended June 2021. The overall increase in the wholesale channel also reflects recovery from the significant negative impact of COVID-19 on the prior year period.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended June

	2021	2020
Gross margin (net revenues less cost of goods sold)	56.5%	52.9%
Selling, general and administrative expenses	47.3	75.8
Operating margin	9.2%	(22.9)%

Gross margin increased 360 basis points in the three months ended June 2021 compared to the 2020 period. The increase was primarily driven by higher levels of full-price sales as increased promotional activity was used to clear elevated inventory levels in the prior year period, primarily due to the negative impact of COVID-19. The increase in gross margin was partially offset by expedited freight costs and an unfavorable mix shift towards our lower margin wholesale channel. The three months ended June 2020 also had higher charges associated with cost optimization and other activities indirectly related to the strategic review of the Occupational Workwear business.
Selling, general and administrative expenses as a percentage of total revenues decreased during the three months ended June 2021 compared to the 2020 period, primarily reflecting leverage of operating expenses due to increased revenues compared to the prior year period, which was negatively impacted by COVID-19. Selling, general and administrative expenses increased $220.0 million in the three months ended June 2021 compared to the 2020 period, primarily due to cost controls taken in the prior year period in response to COVID-19 and payroll relief in the prior year period from the Coronavirus Aid,
Relief, and Economic Security Act ("CARES Act") and other governmental packages. The increase was also due to continued investments in direct-to-consumer and digital strategic growth initiatives. The increase was partially offset by a $73.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition, which was recognized in the selling, general and administrative expense line item during the three months ended June 2021.
Net interest expense increased $4.8 million during the three months ended June 2021 compared to the 2020 period. The increase in net interest expense in the three months ended June 2021 was primarily due to additional borrowings of long-term debt and lower investment interest rates. Total outstanding debt averaged $5.8 billion in the three months ended June 2021 and $5.4 billion in the same period in 2020, with weighted average interest rates of 2.1% and 2.0%, respectively.
Other income (expense), net decreased $47.2 million during the three months ended June 2021 compared to the 2020 period. The decrease in the three months ended June 2021 was primarily due to a $42.4 million expense recorded in the three months
27 VF Corporation Q1 FY22 Form 10-Q

ended June 2020 related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America.
The effective income tax rate for the three months ended June 2021 was 14.1% compared to 11.2% in the 2020 period. The three months ended June 2021 included a net discrete tax benefit of $2.3 million, which included a $1.2 million net tax expense related to unrecognized tax benefits and interest, a $1.1 million tax benefit related to stock compensation and a $2.4 million net tax benefit related to tax rate change on deferred tax items. Excluding the $2.3 million net discrete tax benefit in the 2021 period, the effective income tax rate would have been 15.3%. The three months ended June 2020 included a net discrete tax expense of $1.8 million, which primarily related to unrecognized tax benefits and interest. The $1.8 million net discrete tax expense in the 2020 period reduced the effective income tax rate by 0.6%. Without discrete items, the effective income tax rate for the three months ended June 2021 increased by 3.5% compared with the 2020 period primarily due to losses generated in the prior year.
As a result of the above, income (loss) from continuing operations in the three months ended June 2021 was $154.0 million ($0.39 per diluted share) compared to $(277.7) million ($(0.71) per diluted share) in the 2020 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

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
The following tables present a summary of the changes in segment revenues and profit (loss) in the three months ended June 2021 from the comparable period in 2020 and revenues by region for our Top 4 brands for the three months ended June 2021 and 2020:
Segment Revenues:

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2020	$341.2	$571.3	$162.4	$1.4	$1,076.3
Organic	246.4	537.3	107.3	(1.4)	889.6
Acquisition	—	145.7	—	—	145.7
Impact of foreign currency	30.2	47.8	5.0	—	83.0
Segment revenues — 2021	$617.8	$1,302.1	$274.7	$—	$2,194.6

Segment Profit (Loss):

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2020	$(160.7)	$7.1	$(11.4)	$(2.3)	$(167.3)
Organic	90.2	220.8	51.6	1.9	364.5
Acquisition	—	32.2	—	—	32.2
Impact of foreign currency	(1.2)	10.8	0.8	—	10.4
Segment profit (loss) — 2021	$(71.7)	$270.9	$41.0	$(0.4)	$239.8

Top Brand Revenues:
	Three Months Ended June 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$556.1	$171.6	$124.3	$155.1	$1,007.1
International:
Europe	211.9	128.8	74.8	14.2	429.7
Asia-Pacific	194.1	51.8	28.0	26.1	300.0
Americas (non-U.S.)	57.8	14.0	22.3	3.9	98.0
Global	$1,019.9	$366.2	$249.4	$199.3	$1,834.8
VF Corporation Q1 FY22 Form 10-Q 28

	Three Months Ended June 2020
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$232.1	$97.8	$60.9	$81.7	$472.5
International:
Europe	85.6	48.0	43.0	13.0	189.6
Asia-Pacific	150.8	39.6	34.0	24.5	248.9
Americas (non-U.S.)	17.1	4.5	8.5	4.7	34.8
Global	$485.6	$189.9	$146.4	$123.9	$945.8
(a) The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended June

(Dollars in millions)	2021	2020	Percent Change
Segment revenues	$617.8	$341.2	81.0%
Segment profit (loss)	(71.7)	(160.7)	55.4%
Operating margin	(11.6)%	(47.1)%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Icebreaker® and Altra®.

Global revenues for Outdoor increased 81% in the three months ended June 2021 compared to 2020, including a 9% favorable impact due to foreign currency. The overall increase in revenues during the period was primarily due to recovery from the significant negative impact of COVID-19 on the the prior year period. Revenues in the United States increased 86% in the three months ended June 2021. Revenues in the Europe region increased 121%, including a 21% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 11%, including an 8% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 167%, including a 28% favorable impact from foreign currency.
Global revenues for The North Face® brand increased 93% in the three months ended June 2021 compared to the 2020 period. This includes a 10% favorable impact from foreign currency in the three months ended June 2021. The increases in all regions during the three months ended June 2021, were primarily due to recovery from the significant negative impact of COVID-19 on the the prior year period. The growth was led by the Europe region, which increased 168% in the three months ended June 2021, including a 26% favorable impact from foreign currency.
Global revenues for the Timberland® brand increased 61% in the three months ended June 2021 compared to the 2020 period, including an 8% favorable impact from foreign currency. The increases in the United States, Europe and Americas (non-U.S.)
regions were primarily due to recovery from the significant negative impact of COVID-19 on the the prior year period. The growth was led by an increase of 120% in the United States in the three months ended June 2021. The decrease in the Asia-Pacific region in the three months ended June 2021 is primarily attributed to the timing of wholesale shipments.
Global direct-to-consumer revenues for Outdoor increased 55% in the three months ended June 2021 compared to the 2020 period, including an 8% favorable impact from foreign currency. The increase was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in the prior year period due to COVID-19. Global wholesale revenues increased 110% in the three months ended June 2021 compared to the 2020 period, including a 10% favorable impact from foreign currency. The increase also reflects recovery from the significant negative impact of COVID-19 on the prior year period.
Operating margin increased in the three months ended June 2021 compared to the 2020 period primarily due to leverage of operating expenses on increased revenues and reduced promotional activity compared to the prior year period, which was negatively impacted by COVID-19. The increase was partially offset by continued investments in digital strategic growth initiatives. The prior year period also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

29 VF Corporation Q1 FY22 Form 10-Q

Active

	Three Months Ended June

(Dollars in millions)	2021	2020	Percent Change
Segment revenues	$1,302.1	$571.3	127.9%
Segment profit	270.9	7.1	*
Operating margin	20.8%	1.2%
*Calculation not meaningful
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak®, JanSport® and Eagle Creek®.

Global revenues for Active increased 128% in the three months ended June 2021 compared to the 2020 period, including an 8% favorable impact from foreign currency. The overall increase in revenues during the period was primarily due to recovery from the significant negative impact of COVID-19 on the the prior year period. Revenues in the United States increased 162%. Revenues in the Europe region increased 145%, including a 21% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 47%, including a 10% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 239%, including a 35% favorable impact from foreign currency. Included in these results are revenues from the Supreme acquisition of $145.7 million. Excluding revenues from Supreme, Active revenues increased 102% in the three months ended June 2021, including an 8% favorable impact from foreign currency.
Vans® brand global revenues increased 110% in the three months ended June 2021 compared to the 2020 period. This includes an 8% favorable impact from foreign currency in the three months ended June 2021. The increases in all regions were primarily due to recovery from the significant negative impact of COVID-19 on the the prior year period. The growth in the three months ended June 2021 was led by an increase of 140% in the United States and an increase of 148% in the Europe region, including a 23% favorable impact from foreign currency.
Global direct-to-consumer revenues for Active increased 132% in the three months ended June 2021 compared to the 2020 period, including a 6% favorable impact from foreign currency. Excluding revenues from the Supreme acquisition, global direct-to-consumer revenues increased 87%, including a 6% favorable impact from foreign currency. The increase in the direct-to-consumer channel was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in the prior year period due to COVID-19. Global wholesale revenues increased 123% in the three months ended June 2021, and included an 11% favorable impact from foreign currency. The increase also reflects recovery from the significant negative impact of COVID-19 on the prior year period.
Operating margin increased in the three months ended June 2021 compared to the 2020 period primarily due to leverage of operating expenses on increased revenues and less promotional activity compared to the prior year period, which was negatively impacted by COVID-19. The increase was partially offset by continued investments in digital strategic growth initiatives. The prior year period also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

Work

	Three Months Ended June

(Dollars in millions)	2021	2020	Percent Change
Segment revenues	$274.7	$162.4	69.1%
Segment profit (loss)	41.0	(11.4)	*
Operating margin	14.9%	(7.0)%
*Calculation not meaningful
The Work segment includes the following brands: Dickies® and Timberland PRO®.
Global Work revenues increased 69% in the three months ended June 2021 compared to the 2020 period, including a 3% favorable impact from foreign currency. The increase in revenues during the period was driven by overall growth in both the Dickies® and Timberland PRO® brands primarily due to recovery from the significant negative impact of COVID-19 on the the prior year period. Revenues in the United States increased 90%. Revenues in the Europe region increased 7%, driven by an 11% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 7%, driven by a 7% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 69%, including a 20% favorable impact from foreign currency.
Dickies® brand global revenues increased 61% in the three months ended June 2021 compared to the 2020 period, including a 3% favorable impact from foreign currency. The growth in the three months ended June 2021 was led by an increase of 90% in the United States, primarily due to recovery from the significant negative impact of COVID-19 on the the prior year period and strong performance in work-inspired lifestyle products.
Operating margin increased in the three months ended June 2021 compared to the 2020 period. The increase in the three months ended June 2021 was primarily due to leverage of operating expenses on increased revenues compared to the prior year period, which was negatively impacted by COVID-19. The increase was partially offset by continued investments in digital strategic growth initiatives. The prior year period also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.
VF Corporation Q1 FY22 Form 10-Q 30

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

	Three Months Ended June

(Dollars in millions)	2021	2020	Percent Change
Corporate and other expenses	$27.9	$117.7	(76.3)%
Interest expense, net	32.8	27.9	17.3%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The decrease in the three months ended June 2021 was primarily attributed to a $73.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition. The decrease was also due to lower charges associated with cost optimization and other activities indirectly related to the strategic review of the Occupational Workwear business. In addition, the three months ended June 2020 included a $42.4 million expense related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America. The decrease in the three months ended June 2021 was partially offset by expenses associated with the integration of Supreme and costs related to a transformation initiative for our Asia-Pacific regional operations.

International Operations

International revenues increased 84% in the three months ended June 2021 compared to the 2020 period primarily due to recovery from the significant negative impact of COVID-19 on the the prior year period, and included a 10% contribution from the Supreme acquisition. Foreign currency had a favorable impact of 16% on international revenue in the three months ended June 2021. Revenues in Europe increased 126% in the three months ended June 2021, including a 20% favorable impact from foreign currency. In the Asia-Pacific region, revenues increased 32% in the three months ended June 2021. Foreign currency had a favorable impact of 8% on Asia-Pacific revenue in the three months ended June 2021. Revenues in Greater China increased 19% in the three months ended June 2021, including a 10% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 175% in the three months ended June 2021, including a 29% favorable impact from foreign currency. International revenues were 45% and 51% of total revenues in the three-month periods ended June 2021 and 2020, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues increased 97% in the three months ended June 2021 compared to the 2020 period, including a 7% favorable impact from foreign currency and a 27% contribution from the Supreme acquisition. The increase in direct-to-consumer revenues was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in the prior year period due to COVID-19. Our e-commerce business grew 25% in the three months ended June 2021, including a 5% favorable impact from foreign currency and a 29% contribution from the Supreme acquisition. Excluding the Supreme acquisition, e-commerce revenues decreased 4%, including a 5% favorable impact from foreign currency. The decrease was primarily due to the reopening of VF-operated retail and wholesale customer stores, which had significant temporary closures in the prior year period due to COVID-19, as consumer spending shifted to VF's brand e-commerce sites and other digital platforms during the temporary store closures. Consistent with VF’s long-term strategy, the Company’s digital platform remains a high priority and e-commerce revenues in the three months ended June 2021 remain well above levels in periods prior to COVID-19. There were 1,364 VF-owned retail stores at June 2021 compared to 1,376 at June 2020. Direct-to-consumer revenues were 49% and 51% of total revenues in the three-month periods ended June 2021 and 2020, respectively.

31 VF Corporation Q1 FY22 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at June 2021 compared to March 2021:

•Decrease in accounts receivable — primarily due to the seasonality of the business and timing of wholesale shipments.
•Increase in inventories — primarily due to the seasonality of the business.
•Increase in the current portion of long-term debt — due to the reclassification of $1.0 billion of long-term notes due in April 2022.
•Decrease in long-term debt — due to the reclassification of $1.0 billion of long-term notes due in April 2022.
•Decrease in other liabilities — primarily due to lower deferred income taxes and a $73.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition.
The following discussion refers to significant changes in balances at June 2021 compared to June 2020:
•Increase in accounts receivable — primarily due to higher wholesale shipments driven by recovery from the significant negative impact of COVID-19 on the prior year period.
•Decrease in inventories — primarily due to recovery from COVID-19 and actions taken to reduce inventory levels.
•Decrease in other current assets — primarily due to lower prepaid income taxes and a decrease in derivative assets.
•Increase in intangible assets — primarily due to the acquired indefinite-lived Supreme® trademark intangible asset of $1.2 billion recorded in connection with the acquisition.
•Increase in goodwill — primarily due to the amounts recorded in connection with the Supreme acquisition of $1.25 billion.
•Increase in other assets — primarily due to amounts recorded in connection with the Supreme acquisition and higher deferred software costs.
•Increase in the current portion of long-term debt — due to the reclassification of $1.0 billion of long-term notes due in April 2022.
•Increase in accounts payable — due to the timing of payments to vendors and an overall reduction in purchases and spending resulting from the COVID-19 impact in the prior year period.
•Increase in accrued liabilities — primarily due to amounts recorded in connection with the Supreme acquisition, and an increase in accrued income taxes and derivative liabilities.
•Decrease in long-term debt — due to the reclassification of $1.0 billion of long-term notes due in April 2022.
•Increase in other liabilities — primarily due to the contingent consideration liability recorded in connection with the Supreme acquisition.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	June	March	June
(Dollars in millions)	2021	2021	2020
Working capital	$1,492.7	$2,113.1	$4,071.8
Current ratio	1.5 to 1	2.0 to 1	3.5 to 1
Net debt to total capital	64.9%	68.2%	63.1%

The decrease in the current ratio at June 2021 compared to both March 2021 and June 2020 was primarily due to a net increase in current liabilities driven by a higher current portion of long-term debt, as discussed in the "Consolidated Balance Sheets" section above. The decrease in the current ratio at June 2021 compared to both March 2021 and June 2020 was partially offset by the cash proceeds from the sale of the Occupational Workwear business during the three months ended June 2021, as discussed in the "Cash Provided (Used) by Investing Activities" section below. The decrease in the current ratio at June 2021 compared to June 2020 was also due to a net decrease in current assets driven by lower cash balances due to the timing of proceeds from long-term debt during the three months ended June 2020, as discussed in the "Cash Provided (Used) by Financing Activities" section below.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The decrease in the net debt to total capital ratio at June 2021 compared to March 2021 was primarily driven by a decrease in net debt due to higher cash balances at June 2021 and an increase in stockholders' equity. The increase in the net debt to total capital ratio at June 2021 compared to June 2020 was attributed to an increased net debt balance due to lower cash balances at June 2021, partially offset by an increase in stockholders' equity. The increase in stockholders' equity for both comparisons was driven by net income in the respective periods, partially offset by payments of dividends.
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
VF Corporation Q1 FY22 Form 10-Q 32

In summary, our cash flows from continuing operations were as follows:

	Three Months Ended June

(In thousands)	2021	2020
Cash provided (used) by operating activities	$74,918	$(10,454)
Cash provided (used) by investing activities	509,353	(783,241)
Cash provided (used) by financing activities	(174,447)	1,562,661

Cash Provided (Used) by Operating Activities
Cash flows related to operating activities are dependent on net income (loss), adjustments to net income (loss) and changes in working capital. The decrease in cash used by operating activities in the three months ended June 2021 compared to June 2020 is primarily due to higher earnings for the periods compared, partially offset by a decrease in net cash provided by working capital.
Cash Provided (Used) by Investing Activities
The decrease in cash used by investing activities in the three months ended June 2021 was primarily due to $616.5 million of net proceeds from the sale of the Occupational Workwear business in the three months ended June 2021 and purchases of short-term investments of $700.0 million in the three months ended June 2020. Capital expenditures increased $24.0 million and software purchases increased $7.5 million in the three months ended June 2021 compared to the 2020 period.
Cash Provided (Used) by Financing Activities
The decrease in cash provided by financing activities during the three months ended June 2021 was primarily due to the net proceeds from long-term debt issuance of $3.0 billion fixed-rate notes in the three months ended June 2020, which was partially offset by a $1.2 billion net decrease in short-term borrowings for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the three months ended June 2021 or the three months ended June 2020 under the share repurchase program authorized by VF's Board of Directors.
In response to the COVID-19 outbreak and to preserve financial liquidity, VF has made the decision to temporarily pause its share repurchase program. As of the end of June 2021, the Company had $2.8 billion remaining for future repurchases under its share repurchase program. VF will continue to evaluate its use of capital, giving first priority to enterprise protection and then to business acquisitions and direct shareholder return in the form of dividends and share repurchases.
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
VF has restrictive covenants on its Global Credit Facility, including a consolidated indebtedness to consolidated capitalization financial ratio covenant of 70%. The calculation of consolidated indebtedness is net of unrestricted cash. As of June 2021, the covenant calculation includes cash and equivalents and short-term investments, and excludes consolidated operating lease liabilities. In addition, VF and its subsidiaries are required to maintain minimum liquidity in the form of unrestricted cash and unused financing commitments of not less than $750.0 million. As of June 2021, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were no commercial paper borrowings as of June 2021. Standby letters of credit issued as of June 2021 were $26.2 million, leaving approximately $2.2 billion available for borrowing against the Global Credit Facility at June 2021. Additionally, VF had approximately $1.9 billion of cash and equivalents and short-term investments at June 2021.
VF has $62.8 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $8.0 million at June 2021.
Rating Agencies
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of June 2021, VF’s long-term debt ratings were ‘A-’ by Standard & Poor’s Global Ratings and ‘Baa1’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively.
None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF, and as a result of the change in control the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest, if required by the respective holders of the notes. The change of control provision applies to all notes, except for the 2033 notes.
33 VF Corporation Q1 FY22 Form 10-Q

Dividends
The Company paid a cash dividend of $0.49 per share during the three months ended June 2021, and the Company has declared a cash dividend of $0.49 per share that is payable in the second quarter of Fiscal 2022. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend and is not contemplating the suspension of its dividend at this time.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2021 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2021 that would require the use of funds. As of June 2021, there have been no material changes in the amounts disclosed in the Fiscal 2021 Form 10-K, except as noted below:

•Inventory purchase obligations increased by approximately $260.0 million at the end of June 2021 primarily due to the seasonality of VF's business.
There continues to be significant uncertainty about the duration and extent of the impact of COVID-19. However, management believes that VF has sufficient liquidity and flexibility to operate during and after the disruptions caused by the COVID-19 pandemic and related governmental actions and regulations and health authority advisories and meet its current and long-term obligations as they become due.

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates
Management has chosen accounting policies it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Fiscal 2021 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2021 Form 10-K. Except as disclosed in Note 2 to VF's consolidated financial statements, there have been no material changes in VF's accounting policies.

VF Corporation Q1 FY22 Form 10-Q 34

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus (COVID-19) global pandemic; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; the financial strength of VF’s customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; intense competition from online retailers and other direct-to-consumer business risks; manufacturing and product innovation; increasing pressure on margins; VF’s ability to implement its business strategy; VF’s ability to grow its international, direct-to-consumer and digital businesses; VF's ability to transform its model to be more consumer-minded, retail-centric and hyper-digital; retail industry changes and challenges; VF's ability to create and maintain an agile and efficient operating model and organizational structure; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; the risk that VF’s facilities and systems and those of our third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; VF’s ability to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; foreign currency fluctuations; stability of VF’s and VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF's ability to recruit, develop or retain qualified employees; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions and integrate acquisitions, including the recently acquired Supreme® brand; business resiliency in response to natural or man-made economic, political or environmental disruptions; changes in tax laws and liabilities; legal, regulatory, political and economic risks and changes to laws and regulations; adverse or unexpected weather conditions; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; climate change and increased focus on sustainability issues; and risks associated with the spin-off of our Jeanswear business completed on May 22, 2019, including the risk that VF will not realize all of the expected benefits of the spin-off; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; and the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of VF. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the Fiscal 2021 Form 10-K.

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
35 VF Corporation Q1 FY22 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
Information on VF’s legal proceedings is set forth under Part I, "Item 3. Legal Proceedings” in the Fiscal 2021 Form 10-K. There have been no material changes to the legal proceedings from those described in the Fiscal 2021 Form 10-K.
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

ITEM 1A — RISK FACTORS.
You should carefully consider the risk factors set forth under Part I, “Item 1A. Risk Factors” in the Fiscal 2021 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in the Fiscal 2021 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in the Fiscal 2021 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended July 3, 2021 under the share repurchase program authorized by VF’s Board of Directors in 2017.

First Quarter Fiscal 2022	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
April 4 - May 1, 2021	—	$—	—	$2,836,975,339
May 2 - May 29, 2021	—	—	—	2,836,975,339
May 30 - July 3, 2021	—	—	—	2,836,975,339
Total	—		—
VF will continue to evaluate future share repurchases, considering funding required for enterprise protection and business acquisitions, VF’s Common Stock price and levels of stock option exercises.

ITEM 6 — EXHIBITS.

31.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Matthew H. Puckett, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Matthew H. Puckett, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

VF Corporation Q1 FY22 Form 10-Q 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Matthew H. Puckett
Matthew H. Puckett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2021	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
37 VF Corporation Q1 FY22 Form 10-Q