Form 10-Q
period 2021-10-02
V F CORP
filed 2021-11-03
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 30, 2021, there were 392,782,274 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2021	March 2021	September 2020
ASSETS
Current assets
Cash and equivalents	$1,360,138	$815,750	$1,877,398
Accounts receivable, less allowance for doubtful accounts of: September 2021 - $33,822; March 2021 - $33,654; September 2020 - $36,121	1,787,331	1,298,020	1,606,479
Inventories	1,464,714	1,061,839	1,434,843
Short-term investments	—	598,806	800,000
Other current assets	357,687	423,877	408,809
Current assets of discontinued operations	—	587,578	552,677
Total current assets	4,969,870	4,785,870	6,680,206
Property, plant and equipment, net	1,011,415	975,876	933,990
Intangible assets, net	3,018,242	3,029,545	1,851,093
Goodwill	2,415,767	2,425,427	1,173,514
Operating lease right-of-use assets	1,380,106	1,474,434	1,385,121
Other assets	1,093,687	1,062,877	917,342
TOTAL ASSETS	$13,889,087	$13,754,029	$12,941,266
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$10,173	$11,061	$13,237
Current portion of long-term debt	1,001,037	1,023	1,127
Accounts payable	534,365	463,208	450,109
Accrued liabilities	1,838,790	1,609,928	1,505,703
Current liabilities of discontinued operations	—	125,257	114,356
Total current liabilities	3,384,365	2,210,477	2,084,532
Long-term debt	4,682,751	5,709,149	5,679,440
Operating lease liabilities	1,146,944	1,236,461	1,129,840
Other liabilities	1,076,546	1,541,778	1,102,216
Total liabilities	10,290,606	10,697,865	9,996,028
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2021, March 2021 or September 2020	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2021 - 392,758,016; March 2021 - 391,941,477; September 2020 - 389,964,718	98,190	97,985	97,491
Additional paid-in capital	3,854,687	3,777,645	3,852,358
Accumulated other comprehensive income (loss)	(940,834)	(1,009,000)	(959,658)
Retained earnings (accumulated deficit)	586,438	189,534	(44,953)
Total stockholders’ equity	3,598,481	3,056,164	2,945,238
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,889,087	$13,754,029	$12,941,266

See notes to consolidated financial statements.

3 VF Corporation Q2 FY22 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2021	2020	2021	2020
Net revenues	$3,198,235	$2,608,324	$5,392,792	$3,684,617
Costs and operating expenses
Cost of goods sold	1,479,446	1,282,406	2,434,997	1,789,357
Selling, general and administrative expenses	1,160,303	1,005,970	2,196,425	1,822,121
Total costs and operating expenses	2,639,749	2,288,376	4,631,422	3,611,478
Operating income	558,486	319,948	761,370	73,139
Interest income	1,518	3,176	3,660	4,489
Interest expense	(35,888)	(34,107)	(70,805)	(63,369)
Other income (expense), net	7,549	4,644	16,590	(33,543)
Income (loss) from continuing operations before income taxes	531,665	293,661	710,815	(19,284)
Income tax expense	67,612	50,415	92,790	15,212
Income (loss) from continuing operations	464,053	243,246	618,025	(34,496)
Income from discontinued operations, net of tax	—	13,476	170,273	5,605
Net income (loss)	$464,053	$256,722	$788,298	$(28,891)
Earnings (loss) per common share - basic
Continuing operations	$1.18	$0.62	$1.58	$(0.09)
Discontinued operations	—	0.03	0.43	0.01
Total earnings (loss) per common share - basic	$1.18	$0.66	$2.01	$(0.07)
Earnings (loss) per common share - diluted
Continuing operations	$1.18	$0.62	$1.57	$(0.09)
Discontinued operations	—	0.03	0.43	0.01
Total earnings (loss) per common share - diluted	$1.18	$0.66	$2.00	$(0.07)
Weighted average shares outstanding
Basic	391,779	389,219	391,565	388,957
Diluted	394,017	391,180	394,072	390,986

See notes to consolidated financial statements.
VF Corporation Q2 FY22 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands)	2021	2020	2021	2020
Net income (loss)	$464,053	$256,722	$788,298	$(28,891)
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(12,314)	(33,483)	20,857	(29,629)
Reclassification of foreign currency translation losses	—	—	—	42,364
Income tax effect	(11,686)	18,582	(7,804)	24,837
Defined benefit pension plans
Current period actuarial losses	(439)	(8,853)	(4,452)	(8,853)
Amortization of net deferred actuarial losses	2,871	2,898	5,711	5,761
Amortization of deferred prior service credits	(117)	(17)	(235)	(34)
Reclassification of net actuarial loss from settlement charge	76	572	1,024	572
Income tax effect	(595)	386	64	722
Derivative financial instruments
Gains (losses) arising during the period	34,361	(39,731)	29,798	(47,326)
Income tax effect	(5,978)	7,197	(5,786)	8,727
Reclassification of net (gains) losses realized	22,986	(11,379)	33,545	(31,659)
Income tax effect	(4,113)	1,711	(4,556)	5,818
Other comprehensive income (loss)	25,052	(62,117)	68,166	(28,700)
Comprehensive income (loss)	$489,105	$194,605	$856,464	$(57,591)

See notes to consolidated financial statements.
5 VF Corporation Q2 FY22 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$788,298	$(28,891)
Income from discontinued operations, net of tax	170,273	5,605
Income (loss) from continuing operations, net of tax	618,025	(34,496)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	134,553	138,853
Reduction in the carrying amount of right-of-use assets	208,687	205,635
Stock-based compensation	44,283	26,113
Provision for doubtful accounts	3,345	15,727
Pension expense less than contributions	(12,312)	(7,953)
Other, net	(191,547)	15,852
Changes in operating assets and liabilities:
Accounts receivable	(502,675)	(275,436)
Inventories	(412,058)	(115,515)
Accounts payable	72,757	36,019
Income taxes	112,331	(40,770)
Accrued liabilities	233,369	161,785
Operating lease right-of-use assets and liabilities	(228,969)	(150,170)
Other assets and liabilities	(257,016)	63,866
Cash provided (used) by operating activities - continuing operations	(177,227)	39,510
Cash provided by operating activities - discontinued operations	6,090	43,298
Cash provided (used) by operating activities	(171,137)	82,808
INVESTING ACTIVITIES
Business acquisitions, net of cash received	3,760	—
Proceeds from sale of businesses, net of cash sold	616,529	—
Purchases of short-term investments	—	(800,000)
Proceeds from sale of short-term investments	598,806	—
Capital expenditures	(144,582)	(112,501)
Software purchases	(42,119)	(38,345)
Other, net	20,491	(3,839)
Cash provided (used) by investing activities - continuing operations	1,052,885	(954,685)
Cash used by investing activities - discontinued operations	(525)	(2,693)
Cash provided (used) by investing activities	1,052,360	(957,378)
FINANCING ACTIVITIES
Net decrease in short-term borrowings	(889)	(1,215,575)
Payments on long-term debt	(508)	(768)
Payment of debt issuance costs	—	(21,430)
Proceeds from long-term debt	—	2,996,090
Cash dividends paid	(384,427)	(373,638)
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	25,971	(7,221)
Cash provided (used) by financing activities	(359,853)	1,377,458
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(10,958)	(8,082)
Net change in cash, cash equivalents and restricted cash	510,412	494,806
Cash, cash equivalents and restricted cash – beginning of year	851,205	1,411,322
Cash, cash equivalents and restricted cash – end of period	$1,361,617	$1,906,128
Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q2 FY22 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2021	2020
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$1,360,138	$1,877,398
Other current assets	1,421	1,301
Current assets of discontinued operations	—	26,846
Other assets	58	583
Total cash, cash equivalents and restricted cash	$1,361,617	$1,906,128

See notes to consolidated financial statements.
7 VF Corporation Q2 FY22 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 2021
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2021	392,621,561	$98,155	$3,824,656	$(965,886)	$317,105	$3,274,030
Net income (loss)	—	—	—	—	464,053	464,053
Dividends on Common Stock ($0.49 per share)	—	—	—	—	(192,296)	(192,296)
Stock-based compensation, net	136,455	35	30,031	—	(2,424)	27,642
Foreign currency translation and other	—	—	—	(24,000)	—	(24,000)
Defined benefit pension plans	—	—	—	1,796	—	1,796
Derivative financial instruments	—	—	—	47,256	—	47,256
Balance, September 2021	392,758,016	$98,190	$3,854,687	$(940,834)	$586,438	$3,598,481

	Three Months Ended September 2020
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2020	389,641,245	$97,410	$4,010,817	$(897,541)	$(298,088)	$2,912,598
Net income (loss)	—	—	—	—	256,722	256,722
Dividends on Common Stock ($0.48 per share)	—	—	(186,892)	—	—	(186,892)
Stock-based compensation, net	323,473	81	28,433	—	(3,587)	24,927
Foreign currency translation and other	—	—	—	(14,901)	—	(14,901)
Defined benefit pension plans	—	—	—	(5,014)	—	(5,014)
Derivative financial instruments	—	—	—	(42,202)	—	(42,202)
Balance, September 2020	389,964,718	$97,491	$3,852,358	$(959,658)	$(44,953)	$2,945,238

Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q2 FY22 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended September 2021
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2021	391,941,477	$97,985	$3,777,645	$(1,009,000)	$189,534	$3,056,164
Net income (loss)	—	—	—	—	788,298	788,298
Dividends on Common Stock ($0.98 per share)	—	—	(2,597)	—	(381,830)	(384,427)
Stock-based compensation, net	816,539	205	79,639	—	(9,564)	70,280
Foreign currency translation and other	—	—	—	13,053	—	13,053
Defined benefit pension plans	—	—	—	2,112	—	2,112
Derivative financial instruments	—	—	—	53,001	—	53,001
Balance, September 2021	392,758,016	$98,190	$3,854,687	$(940,834)	$586,438	$3,598,481

	Six Months Ended September 2020
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2020	388,812,158	$97,203	$4,183,780	$(930,958)	$7,309	$3,357,334
Net income (loss)	—	—	—	—	(28,891)	(28,891)
Dividends on Common Stock ($0.96 per share)	—	—	(373,638)	—	—	(373,638)
Stock-based compensation, net	1,152,560	288	42,216	—	(23,371)	19,133
Foreign currency translation and other	—	—	—	37,572	—	37,572
Defined benefit pension plans	—	—	—	(1,832)	—	(1,832)
Derivative financial instruments	—	—	—	(64,440)	—	(64,440)
Balance, September 2020	389,964,718	$97,491	$3,852,358	$(959,658)	$(44,953)	$2,945,238

See notes to consolidated financial statements.
9 VF Corporation Q2 FY22 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q2 FY22 Form 10-Q 10

NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 4, 2021 through April 2, 2022 ("Fiscal 2022"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2022. For presentation purposes herein, all references to periods ended September 2021 and September 2020 relate to the fiscal periods ended on October 2, 2021 and September 26, 2020, respectively. References to March 2021 relate to information as of April 3, 2021.
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
Unless otherwise noted, discussion within these notes to the interim consolidated financial statements relates to continuing operations. Refer to Note 5 for additional information on discontinued operations.
Certain prior year amounts have been reclassified to conform to the Fiscal 2022 presentation.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2021 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended September 2021 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2022. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended April 3, 2021 (“Fiscal 2021 Form 10-K”).
In preparing the interim consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the interim consolidated financial statements and accompanying notes. The duration and severity of the novel coronavirus ("COVID-19") pandemic, which is subject to uncertainty, continues to impact VF's business. Management's estimates and assumptions have contemplated both current and expected impacts related to COVID-19 based on available information. Actual results may differ from those estimates.
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
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	September 2021	March 2021	September 2020
Contract assets (a)	$1,773	$880	$2,573
Contract liabilities (b)	58,841	49,869	44,010
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

11 VF Corporation Q2 FY22 Form 10-Q

For the three and six months ended September 2021, the Company recognized $71.0 million and $162.0 million, respectively, of revenue that was included in the contract liability balance during the periods, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of September 2021, the Company expects to recognize $80.8 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of September 2021, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the three and six months ended September 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended September 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,132,068	$605,523	$252,016	$278	$1,989,885
Direct-to-consumer	371,109	780,826	40,140	—	1,192,075
Royalty	3,444	5,824	7,007	—	16,275
Total	$1,506,621	$1,392,173	$299,163	$278	$3,198,235

Geographic revenues
United States	$691,538	$714,085	$209,370	$278	$1,615,271
International:
Europe	536,522	410,670	25,420	—	972,612
Asia-Pacific	182,302	188,178	48,061	—	418,541
Americas (non-U.S.)	96,259	79,240	16,312	—	191,811
Total	$1,506,621	$1,392,173	$299,163	$278	$3,198,235

	Three Months Ended September 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$823,954	$664,868	$208,902	$—	$1,697,724
Direct-to-consumer	329,661	530,231	40,028	164	900,084
Royalty	792	5,103	4,621	—	10,516
Total	$1,154,407	$1,200,202	$253,551	$164	$2,608,324

Geographic revenues
United States	$522,676	$586,377	$161,458	$—	$1,270,511
International:
Europe	414,054	372,012	31,104	164	817,334
Asia-Pacific	155,696	172,004	43,758	—	371,458
Americas (non-U.S.)	61,981	69,809	17,231	—	149,021
Total	$1,154,407	$1,200,202	$253,551	$164	$2,608,324
VF Corporation Q2 FY22 Form 10-Q 12

	Six Months Ended September 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,466,943	$1,151,548	$478,887	$278	$3,097,656
Direct-to-consumer	650,767	1,532,061	82,952	—	2,265,780
Royalty	6,665	10,632	12,059	—	29,356
Total	$2,124,375	$2,694,241	$573,898	$278	$5,392,792

Geographic revenues
United States	$974,696	$1,409,920	$426,896	$278	$2,811,790
International:
Europe	755,077	717,886	39,616	—	1,512,579
Asia-Pacific	270,362	426,651	74,200	—	771,213
Americas (non-U.S.)	124,240	139,784	33,186	—	297,210
Total	$2,124,375	$2,694,241	$573,898	$278	$5,392,792

	Six Months Ended September 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$982,460	$906,032	$326,506	$1,275	$2,216,273
Direct-to-consumer	509,675	854,432	80,643	208	1,444,958
Royalty	3,500	11,054	8,832	—	23,386
Total	$1,495,635	$1,771,518	$415,981	$1,483	$3,684,617

Geographic revenues
United States	$675,153	$851,884	$276,090	$—	$1,803,127
International:
Europe	513,078	497,538	44,405	1,483	1,056,504
Asia-Pacific	234,963	334,418	68,267	—	637,648
Americas (non-U.S.)	72,441	87,678	27,219	—	187,338
Total	$1,495,635	$1,771,518	$415,981	$1,483	$3,684,617
NOTE 4 — ACQUISITION
On December 28, 2020, VF acquired 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme") for $2.2 billion in cash, subject to working capital and other adjustments. The transaction also included $0.2 billion of cash acquired by VF. The purchase price was primarily funded with cash on hand. During the three months ended September 2021, the purchase consideration was reduced by $3.8 million associated with the final working capital adjustment.
The acquisition of Supreme includes a contingent arrangement that may require additional cash consideration to be paid to the selling shareholders of Supreme ranging from zero to $300.0 million, subject to the achievement of certain financial targets over the one-year earn-out period ending January 31, 2022. The initial estimated fair value of the contingent consideration of $207.0 million is included in the purchase price and was reported in the other liabilities line item in the Consolidated Balance Sheet at March 2021. The estimated fair value of the contingent consideration was determined based on the probability-weighted present value of various future cash payment outcomes. In subsequent reporting periods, the contingent consideration liability is remeasured at fair value with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. Refer to Note 16 for additional information on fair value measurements.
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
13 VF Corporation Q2 FY22 Form 10-Q

subject to certain future service requirements and vest over periods of up to four years. For accounting purposes, VF will recognize the stock-based compensation cost for the fair value of these awards of $51.7 million over the vesting periods.
For the three and six months ended September 2021, Supreme contributed revenues of $99.6 million and $245.3 million, respectively, and net income of $6.1 million and $32.4 million, respectively. The results of Supreme have been reported in the Active segment since the date of acquisition. Total transaction expenses for the Supreme acquisition were $8.7 million, all of which were recognized in the year ended March 2021 in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.
The allocation of the purchase price is preliminary and subject to change, primarily for certain income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. Goodwill decreased by $4.3 million during the three months ended September 2021, primarily related to the final working capital adjustment.
The following table summarizes the preliminary estimated fair values of the Supreme assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	December 28, 2020
Cash and equivalents	$218,104
Accounts receivable	19,698
Inventories	44,937
Other current assets	35,091
Property, plant and equipment	18,914
Intangible asset	1,201,000
Operating lease right-of-use assets	55,668
Other assets	58,479
Total assets acquired	1,651,891

Accounts payable	25,717
Other current liabilities	77,640
Operating lease liabilities	53,062
Deferred income tax liabilities	275,718
Other liabilities	35,245
Total liabilities assumed	467,382

Net assets acquired	1,184,509
Goodwill	1,245,986
Purchase price	$2,430,495
The purchase price consisted of the following components:

(In thousands)	December 28, 2020
Cash consideration	$2,223,495
Contingent consideration	207,000
Purchase price	$2,430,495
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
VF Corporation Q2 FY22 Form 10-Q 14

The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Supreme had occurred on March 31, 2019:

(In thousands, except per share amounts)	Three Months Ended September 2020 (unaudited)	Six Months Ended September 2020 (unaudited)
Total revenues	$2,743,359	$3,933,644
Income from continuing operations	274,425	9,962
Earnings per common share from continuing operations
Basic	$0.71	$0.03
Diluted	0.70	0.03
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
On June 28, 2021, VF completed the sale of the Occupational Workwear business. The Company received proceeds of $616.5 million, net of cash sold, resulting in an estimated after-tax gain on sale of $145.6 million, which is included in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the six months ended September 2021, and is subject to working capital and other adjustments.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations were income of $170.3 million (including an estimated after-tax gain on sale of $145.6 million) for the six months ended September 2021, and income of $13.5 million and $5.6 million for the three and six months ended September 2020, respectively.
Under the terms of a transition services agreement, the Company will provide certain support services for periods generally up to 12 months from the closing date of the transaction.
15 VF Corporation Q2 FY22 Form 10-Q

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Occupational Workwear business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

(In thousands)	2021	2020	2021	2020
Net revenues	$—	$162,310	$181,424	$287,643
Cost of goods sold	—	113,147	117,193	214,617
Selling, general and administrative expenses	—	34,911	38,735	68,167
Interest income, net	—	180	194	473
Other income (expense), net	—	79	6	79
Income from discontinued operations before income taxes	—	14,511	25,696	5,411
Gain on the sale of discontinued operations before income taxes	—	—	133,571	—
Total income from discontinued operations before income taxes	—	14,511	159,267	5,411
Income tax expense (benefit) (a)	—	1,035	(11,006)	(194)
Income from discontinued operations, net of tax	$—	$13,476	$170,273	$5,605
(a)Income tax benefit for the six months ended September 2021 includes $12.0 million of deferred tax benefit related to capital and other losses realized upon the sale of the Occupational Workwear business.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as of March 2021 and September 2020.

(In thousands)	March 2021	September 2020
Cash and equivalents	$34,132	$26,846
Accounts receivable, net	103,835	82,520
Inventories	245,227	241,519
Other current assets	8,208	7,773
Property, plant and equipment, net	49,394	47,964
Intangible assets, net	54,471	54,471
Goodwill	43,530	43,530
Operating lease right-of-use assets	43,220	42,445
Other assets	5,561	5,609
Total assets of discontinued operations	$587,578	$552,677

Accounts payable	$59,965	$46,493
Accrued liabilities	38,956	32,322
Operating lease liabilities	31,301	34,688
Other liabilities	3,863	5,177
Deferred income tax liabilities (a)	(8,828)	(4,324)
Total liabilities of discontinued operations	$125,257	$114,356
(a)Deferred income tax balances reflect VF's consolidated netting by jurisdiction.
NOTE 6 — INVENTORIES

(In thousands)	September 2021	March 2021	September 2020
Finished products	$1,397,988	$983,472	$1,358,593
Work-in-process	50,473	54,386	59,855
Raw materials	16,253	23,981	16,395
Total inventories	$1,464,714	$1,061,839	$1,434,843
VF Corporation Q2 FY22 Form 10-Q 16

NOTE 7 — INTANGIBLE ASSETS

			September 2021			March 2021
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19 years	Accelerated	$262,079	$153,139	$108,940	$117,207
License agreements	20 years	Accelerated	6,652	4,322	2,330	2,448
Other	9 years	Straight-line	5,861	4,292	1,569	1,986
Amortizable intangible assets, net					112,839	121,641
Indefinite-lived intangible assets:
Trademarks and trade names					2,905,403	2,907,904
Intangible assets, net					$3,018,242	$3,029,545
Amortization expense for the three and six months ended September 2021 was $4.0 million and $8.1 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2022 is $15.5 million, $14.5 million, $14.0 million, $13.5 million and $12.5 million, respectively.
NOTE 8 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2021	$665,278	$1,645,769	$114,380	$2,425,427
Measurement period adjustment to Supreme acquisition (Note 4)	—	(4,325)	—	(4,325)
Currency translation	(1,508)	(3,841)	14	(5,335)
Balance, September 2021	$663,770	$1,637,603	$114,394	$2,415,767
Accumulated impairment charges for the Outdoor segment were $323.2 million as of September 2021 and March 2021. No impairment charges were recorded during the six months ended September 2021.
NOTE 9 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and impairment. Components of lease cost were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2021	2020	2021	2020
Operating lease cost	$110,160	$106,679	$223,660	$215,531
Other lease costs	22,491	19,572	50,430	34,570
Total lease cost	$132,651	$126,251	$274,090	$250,101

During the six months ended September 2021 and 2020, the Company paid $241.8 million and $176.1 million of cash for operating leases, respectively. The increase was primarily driven by the timing of payments and lease concessions related to the effects of COVID-19 in the six months ended September 2020. During the six months ended September 2021 and 2020, the Company obtained $123.1 million and $326.3 million of right-of-use assets in exchange for lease liabilities, respectively. The decrease was primarily driven by the commencement of a new distribution center lease during the six months ended September 2020.
17 VF Corporation Q2 FY22 Form 10-Q

NOTE 10 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2021	2020	2021	2020
Service cost – benefits earned during the period	$3,577	$3,783	$7,190	$7,415
Interest cost on projected benefit obligations	9,367	11,981	18,842	23,929
Expected return on plan assets	(19,368)	(20,571)	(38,753)	(41,110)
Settlement charges	76	572	1,024	572
Amortization of deferred amounts:
Net deferred actuarial losses	2,871	2,898	5,711	5,761
Deferred prior service credits	(117)	(17)	(235)	(34)
Net periodic pension cost (income)	$(3,594)	$(1,354)	$(6,221)	$(3,467)
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
VF contributed $6.1 million to its defined benefit plans during the six months ended September 2021, and intends to make approximately $26.8 million of contributions during the remainder of Fiscal 2022.
VF recorded $0.1 million and $1.0 million in settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the three and six months ended September 2021, respectively, as well as $0.6 million for both the three and six months ended September 2020. The settlement charges related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate. The discount rate used to determine the supplemental defined benefit pension obligation as of September 2021 and June 2021 was 2.91% and 2.90%, respectively.
NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
During the six months ended September 2021, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of September 2021, March 2021 or September 2020. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
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

(In thousands)	September 2021	March 2021	September 2020
Foreign currency translation and other	$(687,120)	$(700,173)	$(700,137)
Defined benefit pension plans	(255,635)	(257,747)	(264,304)
Derivative financial instruments	1,921	(51,080)	4,783
Accumulated other comprehensive income (loss)	$(940,834)	$(1,009,000)	$(959,658)
VF Corporation Q2 FY22 Form 10-Q 18

The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended September 2021
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2021	$(663,120)	$(257,431)	$(45,335)	$(965,886)
Other comprehensive income (loss) before reclassifications	(24,000)	(327)	28,383	4,056
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,123	18,873	20,996
Net other comprehensive income (loss)	(24,000)	1,796	47,256	25,052
Balance, September 2021	$(687,120)	$(255,635)	$1,921	$(940,834)

	Three Months Ended September 2020
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2020	$(685,236)	$(259,290)	$46,985	$(897,541)
Other comprehensive income (loss) before reclassifications	(14,901)	(7,629)	(32,534)	(55,064)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,615	(9,668)	(7,053)
Net other comprehensive income (loss)	(14,901)	(5,014)	(42,202)	(62,117)
Balance, September 2020	$(700,137)	$(264,304)	$4,783	$(959,658)

	Six Months Ended September 2021
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2021	$(700,173)	$(257,747)	$(51,080)	$(1,009,000)
Other comprehensive income (loss) before reclassifications	13,053	(2,738)	24,012	34,327
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,850	28,989	33,839
Net other comprehensive income (loss)	13,053	2,112	53,001	68,166
Balance, September 2021	$(687,120)	$(255,635)	$1,921	$(940,834)

	Six Months Ended September 2020
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2020	$(737,709)	$(262,472)	$69,223	$(930,958)
Other comprehensive income (loss) before reclassifications	(4,792)	(6,642)	(38,599)	(50,033)
Amounts reclassified from accumulated other comprehensive income (loss)	42,364	4,810	(25,841)	21,333
Net other comprehensive income (loss)	37,572	(1,832)	(64,440)	(28,700)
Balance, September 2020	$(700,137)	$(264,304)	$4,783	$(959,658)
19 VF Corporation Q2 FY22 Form 10-Q

Reclassifications out of accumulated OCI were as follows:

(In thousands)		Three Months Ended September		Six Months Ended September
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations

		2021	2020	2021	2020
Losses on foreign currency translation and other:
Liquidation of foreign entities	Other income (expense), net	$—	$—	$—	$(42,364)
Total before tax		—	—	—	(42,364)
Tax (expense) benefit		—	—	—	—
Net of tax		—	—	—	(42,364)
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(2,871)	(2,898)	(5,711)	(5,761)
Deferred prior service credits	Other income (expense), net	117	17	235	34
Pension settlement charges	Other income (expense), net	(76)	(572)	(1,024)	(572)
Total before tax		(2,830)	(3,453)	(6,500)	(6,299)
Tax benefit		707	838	1,650	1,489
Net of tax		(2,123)	(2,615)	(4,850)	(4,810)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(4,963)	2,135	(6,761)	2,306
Foreign exchange contracts	Cost of goods sold	(16,501)	8,443	(22,670)	25,148
Foreign exchange contracts	Selling, general and administrative expenses	(189)	741	(1,106)	2,348
Foreign exchange contracts	Other income (expense), net	(1,360)	33	(3,062)	1,803
Interest rate contracts	Interest expense	27	27	54	54
Total before tax		(22,986)	11,379	(33,545)	31,659
Tax (expense) benefit		4,113	(1,711)	4,556	(5,818)
Net of tax		(18,873)	9,668	(28,989)	25,841
Total reclassifications for the period, net of tax		$(20,996)	$7,053	$(33,839)	$(21,333)
NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the six months ended September 2021, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 1,495,961 shares of its Common Stock at a weighted average exercise price of $77.79 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Six Months Ended September 2021
Expected volatility	28% to 41%
Weighted average expected volatility	36%
Expected term (in years)	6.2 to 7.9
Weighted average dividend yield	2.6%
Risk-free interest rate	0.04% to 1.56%
Weighted average fair value at date of grant	$20.20

During the six months ended September 2021, VF granted 323,718 performance-based restricted stock units ("RSUs") to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The fair market value of VF Common Stock at the date the units were granted was $77.78 per share. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance
VF Corporation Q2 FY22 Form 10-Q 20

period. The financial targets include 50% weighting based on VF's revenue growth over the three-year period compared to a group of industry peers and 50% weighting based on VF's total shareholder return ("TSR") over the three-year period compared to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR portion of the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $101.56 per share. Additionally, the actual number of performance-based RSUs earned may be adjusted upward or downward by 25% of the target award, based on VF's gross margin performance over the three-year period.
During the six months ended September 2021, VF granted 12,023 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $77.78 per share.
In addition, VF granted 345,599 nonperformance-based RSUs to employees during the six months ended September 2021. These units generally vest over periods of up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $78.55 per share.
VF also granted 31,214 restricted shares of VF Common Stock to certain members of management during the six months ended September 2021. These shares vest over periods of up to four years from the date of grant. The fair market value of VF Common Stock at the date the shares were granted was $77.78 per share.
NOTE 13 — INCOME TAXES

The effective income tax rate for the six months ended September 2021 was 13.1% compared to (78.9)% in the 2020 period. The six months ended September 2021 included a net discrete tax benefit of $0.2 million, which included a $3.4 million net tax expense related to unrecognized tax benefits and interest, a $1.4 million tax benefit related to stock compensation, and a $2.4 million net tax benefit related to tax rate change on deferred tax items. The $0.2 million net discrete tax benefit in the 2021 period had an insignificant impact on the effective income tax rate. The six months ended September 2020 included a net discrete tax expense of $3.9 million, which included a $2.0 million net tax expense related to unrecognized tax benefits and interest and a $1.8 million tax expense related to withholding taxes on prior foreign earnings. Excluding the $3.9 million net discrete tax expense in the 2020 period, the effective income tax rate would have been (58.9)%. Without discrete items, the effective income tax rate for the six months ended September 2021 increased by 72.0% compared with the 2020 period primarily due to losses generated in the prior year.
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
VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. During 2015, the European Union Commission (“EU”) investigated and announced its decision that these rulings were illegal and ordered the tax benefits to be collected from affected companies, including VF. Requests for annulment were filed by Belgium and VF Europe BVBA individually. During 2017 and 2018, VF Europe BVBA was assessed and paid €35.0 million tax and interest, which was recorded as an income tax receivable based on the expected success of the requests for annulment. During 2019, the General Court annulled the EU decision and the EU subsequently appealed the General Court’s annulment. In September 2021, the General Court's judgment was set aside by the Court of Justice of the EU and the case was sent back to the General Court to determine whether the excess profit tax regime amounted to illegal State aid. The case remains open and unresolved. If this matter is adversely resolved, these amounts will not be collected by VF.
During the six months ended September 2021, the amount of net unrecognized tax benefits and associated interest increased by $8.9 million to $199.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $34.5 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $10.4 million would reduce income tax expense.
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
The Company's reportable segments have been identified as: Outdoor, Active and Work. We have included an Other category in the table below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other includes results primarily related to the sale of non-VF products and sourcing activities related to transition services.
21 VF Corporation Q2 FY22 Form 10-Q

Financial information for VF's reportable segments is as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2021	2020	2021	2020
Segment revenues:
Outdoor	$1,506,621	$1,154,407	$2,124,375	$1,495,635
Active	1,392,173	1,200,202	2,694,241	1,771,518
Work	299,163	253,551	573,898	415,981
Other	278	164	278	1,483
Total segment revenues	$3,198,235	$2,608,324	$5,392,792	$3,684,617
Segment profit (loss):
Outdoor	$284,076	$132,475	$212,329	$(28,236)
Active	284,349	259,123	555,211	266,259
Work	61,973	8,173	102,977	(3,228)
Other	(370)	(2,526)	(652)	(4,887)
Total segment profit	630,028	397,245	869,865	229,908
Corporate and other expenses	(63,993)	(72,653)	(91,905)	(190,312)
Interest expense, net	(34,370)	(30,931)	(67,145)	(58,880)
Income (loss) from continuing operations before income taxes	$531,665	$293,661	$710,815	$(19,284)
NOTE 15 — EARNINGS PER SHARE

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2021	2020	2021	2020
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$464,053	$243,246	$618,025	$(34,496)
Weighted average common shares outstanding	391,779	389,219	391,565	388,957
Earnings (loss) per share from continuing operations	$1.18	$0.62	$1.58	$(0.09)
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$464,053	$243,246	$618,025	$(34,496)
Weighted average common shares outstanding	391,779	389,219	391,565	388,957
Incremental shares from stock options and other dilutive securities	2,238	1,961	2,507	2,029
Adjusted weighted average common shares outstanding	394,017	391,180	394,072	390,986
Earnings (loss) per share from continuing operations	$1.18	$0.62	$1.57	$(0.09)

Outstanding options to purchase approximately 2.8 million shares were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2021, and outstanding options to purchase approximately 5.4 million shares were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2020, because the effect of their inclusion would have been anti-dilutive.

In addition, 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2021, and 0.8 million and 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2020, respectively, because these units were not considered to be contingent outstanding shares in those periods.
VF Corporation Q2 FY22 Form 10-Q 22

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
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
September 2021
Financial assets:
Cash equivalents:
Money market funds	$224,728	$224,728	$—	$—
Time deposits	2,626	2,626	—	—
Derivative financial instruments	35,828	—	35,828	—
Deferred compensation	132,985	132,985	—	—
Financial liabilities:
Derivative financial instruments	33,723	—	33,723	—
Deferred compensation	140,711	—	140,711	—
Contingent consideration	99,000	—	—	99,000
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2021
Financial assets:
Cash equivalents:
Money market funds	$216,591	$216,591	$—	$—
Time deposits	102,914	102,914	—	—
Short-term investments	598,806	598,806	—	—
Derivative financial instruments	13,257	—	13,257	—
Deferred compensation	141,072	141,072	—	—
Financial liabilities:
Derivative financial instruments	74,255	—	74,255	—
Deferred compensation	150,713	—	150,713	—
Contingent consideration	207,000	—	—	207,000
(a)There were no transfers among the levels within the fair value hierarchy during the six months ended September 2021 or the year ended March 2021.
23 VF Corporation Q2 FY22 Form 10-Q

The following table presents the changes in fair value of the contingent consideration liability designated as Level 3:

(In thousands)	Three Months Ended September 2021	Six Months Ended September 2021
Beginning Balance	$134,000	$207,000
Change in fair value	(35,000)	(108,000)
Ending Balance	$99,000	$99,000

VF’s cash equivalents include money market funds and time deposits with maturities within three months of their purchase dates, that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. VF’s deferred compensation assets primarily represent investments held within plan trusts as an economic hedge of the related deferred compensation liabilities. These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments. VF's short-term investments at March 2021 included excess cash invested in a managed income fund that approximated fair value based on Level 1 measurements.
The contingent consideration liability represents the estimated amount of additional cash consideration to be paid to the selling shareholders of Supreme, which is dependent upon the achievement of certain financial targets over the one-year earn-out period ending January 31, 2022. The estimated fair value of the contingent consideration liability, which could range from zero to $300.0 million, was $207.0 million as of March 2021. The contingent consideration liability is remeasured at fair value with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. As of September 2021, the fair value of the contingent consideration liability was remeasured to an estimated fair value of $99.0 million based on the probability-weighted present value of various future cash payment outcomes resulting from the estimated achievement levels of the financial targets. Refer to Note 4 for additional information on the acquisition of Supreme.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2021 and March 2021, their carrying values approximated fair value. Additionally, at September 2021 and March 2021, the carrying values of VF’s long-term debt, including the current portion, were $5,683.8 million and $5,710.2 million, respectively, compared with fair values of $5,996.9 million and $6,017.3 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.5 billion at September 2021, March 2021 and September 2020, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Swedish krona, South Korean won, Polish zloty, Japanese yen and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2021	March 2021	September 2020	September 2021	March 2021	September 2020
Foreign currency exchange contracts designated as hedging instruments	$35,674	$12,301	$28,676	$(32,853)	$(73,087)	$(31,157)
Foreign currency exchange contracts not designated as hedging instruments	154	956	4,500	(870)	(1,168)	(1,161)
Total derivatives	$35,828	$13,257	$33,176	$(33,723)	$(74,255)	$(32,318)
VF Corporation Q2 FY22 Form 10-Q 24

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

	September 2021		March 2021		September 2020

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$35,828	$(33,723)	$13,257	$(74,255)	$33,176	$(32,318)
Gross amounts not offset in the Consolidated Balance Sheets	(17,201)	17,201	(13,246)	13,246	(23,491)	23,491
Net amounts	$18,627	$(16,522)	$11	$(61,009)	$9,685	$(8,827)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	September 2021	March 2021	September 2020
Other current assets	$27,903	$7,440	$27,615
Accrued liabilities	(31,609)	(66,351)	(22,946)
Other assets	7,925	5,817	5,561
Other liabilities	(2,114)	(7,904)	(9,372)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended September		Gain (Loss) on Derivatives Recognized in OCI Six Months Ended September

Cash Flow Hedging Relationships	2021	2020	2021	2020
Foreign currency exchange	$34,361	$(39,731)	$29,798	$(47,326)

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income (Loss) Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCI into Income (Loss) Six Months Ended September

Location of Gain (Loss)	2021	2020	2021	2020
Net revenues	$(4,963)	$2,135	$(6,761)	$2,306
Cost of goods sold	(16,501)	8,443	(22,670)	25,148
Selling, general and administrative expenses	(189)	741	(1,106)	2,348
Other income (expense), net	(1,360)	33	(3,062)	1,803
Interest expense	27	27	54	54
Total	$(22,986)	$11,379	$(33,545)	$31,659

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
The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three and six months ended September 2021 and September 2020.
Other Derivative Information
At September 2021, accumulated OCI included $20.9 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to
25 VF Corporation Q2 FY22 Form 10-Q

earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represent €1.850 billion in aggregate principal, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three and six-month periods ended September 2021, the Company recognized an after-tax gain of $34.1 million and $22.6 million, respectively, in OCI related to the net investment hedge transaction, and an after-tax loss of $53.5 million and $71.6 million for the three and six-month periods ended September 2020, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
NOTE 18 — RESTRUCTURING
The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three and six months ended September 2021, VF recognized $3.5 million and $7.8 million, respectively, of restructuring charges, related to approved initiatives. Of the restructuring charges recognized in the three and six months ended September 2021, $3.4 million and $6.3 million were reflected in selling, general and administrative expenses, respectively, and $0.1 million and $1.5 million in cost of goods sold, respectively.
The Company has not recognized any significant incremental costs related to accruals for the year ended March 2021 or prior periods.
Of the $43.3 million total restructuring accrual at September 2021, $43.0 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $0.3 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2021	2020	2021	2020
Severance and employee-related benefits	$1,422	$9,883	$4,296	$28,392
Asset impairments	—	10,557	—	10,557
Accelerated depreciation	2,036	2,857	3,467	6,664
Contract termination and other	—	76	—	217
Total restructuring charges	$3,458	$23,373	$7,763	$45,830
Restructuring costs by business segment are as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2021	2020	2021	2020
Outdoor	$454	$1,845	$2,677	$6,595
Active	276	293	1,008	663
Work	788	18,378	788	18,807
Other	1,940	2,857	3,290	19,765
Total	$3,458	$23,373	$7,763	$45,830
The activity in the restructuring accrual for the six-month period ended September 2021 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2021	$59,810	$6,944	$66,754
Charges	4,296	—	4,296
Cash payments and settlements	(23,961)	(3,666)	(27,627)
Adjustments to accruals	2	(40)	(38)
Impact of foreign currency	(66)	(50)	(116)
Accrual at September 2021	$40,081	$3,188	$43,269
VF Corporation Q2 FY22 Form 10-Q 26

NOTE 19 — CONTINGENCIES

The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our consolidated financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing at dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $191.4 million. Further, this timing matter is impacted by the Tax Cuts and Jobs Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136.3 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 20 — SUBSEQUENT EVENT

On October 19, 2021, VF’s Board of Directors declared a quarterly cash dividend of $0.50 per share, payable on December 20, 2021 to stockholders of record on December 10, 2021.
27 VF Corporation Q2 FY22 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 4, 2021 through April 2, 2022 ("Fiscal 2022"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2022. For presentation purposes herein, all references to periods ended September 2021 and September 2020 relate to the fiscal periods ended on October 2, 2021 and September 26, 2020, respectively. References to March 2021 relate to information as of April 3, 2021.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers.
References to the three and six months ended September 2021 foreign currency amounts below reflect the changes in foreign exchange rates from the three and six months ended September 2020 and their impact on translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On December 28, 2020, VF acquired 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme"). The business results for Supreme have been included in the Active segment.
All references to contributions from acquisition below represent the operating results of Supreme for the three and six months ended September 2021. Refer to Note 4 to VF's consolidated financial statements for additional information on the acquisition.
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
At the beginning of the first quarter of Fiscal 2022, over 95% of VF-operated retail stores were open in North America, with all VF-owned retail stores reopened by the end of the first quarter. In the Europe region, approximately 60% of VF-operated retail stores were closed at the beginning of the first quarter of Fiscal 2022, with all stores reopened by the end of the first quarter. In the Asia-Pacific region, nearly all VF-operated retail stores were open at the beginning of the first quarter of Fiscal 2022; however, approximately 5% reclosed by the end of the first quarter. In comparison, at the beginning of the first quarter of Fiscal 2021, all VF-operated retail stores in North America and in the Europe region were closed. By the end of the first quarter of Fiscal 2021, approximately 75% and 90% of VF-operated retail stores were open in North America and the Europe region, respectively. In the Asia-Pacific region, approximately 5% of VF-owned retail stores were closed at the beginning of the first quarter of Fiscal 2021, with all opened by the end of the first quarter of Fiscal 2021.
At the beginning of the second quarter of Fiscal 2022, all VF-operated retail stores in North America and in the Europe region were open and remained open during the quarter. In the Asia-Pacific region, approximately 5% of VF-operated retail stores were closed at the beginning of the second quarter of Fiscal 2022 with nearly all stores open at the end of the second quarter. In comparison, at the beginning of the second quarter of Fiscal 2021, approximately 75% of the VF-operated retail stores in North America were open, and over 95% were open at the end of the second quarter of Fiscal 2021. During the second quarter of Fiscal 2021, nearly all of the VF-operated retail stores in the Europe and Asia-Pacific regions were open.
VF is continuing to monitor the COVID-19 outbreak globally and will comply with guidance from government entities and public health authorities to prioritize the health and well-being of its employees, customers, trade partners and consumers. As COVID-19 uncertainty continues, retail store reclosures may occur.
Consistent with VF’s long-term strategy, the Company’s digital platform remains a high priority through which its brands stay
VF Corporation Q2 FY22 Form 10-Q 28

connected with consumer communities while providing experiential content. Prior to the COVID-19 pandemic, consumer spending had started shifting to brand e-commerce sites and other digital platforms, which accelerated due to changes in the retail landscape resulting from the COVID-19 pandemic.
COVID-19 has also impacted some of VF's suppliers, including third-party manufacturers, logistics providers and other vendors. At this time, the majority of VF's supply chain is operational. Suppliers are complying with local health advisories and governmental restrictions which has resulted in product delays. The resurgence of COVID-19 lockdowns in key sourcing countries has resulted in additional manufacturing capacity constraints during Fiscal 2022. Additionally, Fiscal 2022 has been impacted by continued port congestion, lengthened transit times, equipment availability and other logistics challenges. These issues have caused significant product delays, which has resulted in challenges to timely meet customer demand in Fiscal 2022. VF is working with its suppliers to minimize disruption and is employing expedited freight as needed. VF's distribution centers are operational in accordance with local government guidelines while maintaining enhanced health and safety protocols.
The COVID-19 pandemic is ongoing and dynamic in nature, and has driven global uncertainty and disruption. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect ongoing disruption to our business.

Enterprise Protection Strategy
VF has taken a number of actions to advance its Enterprise Protection Strategy in response to the COVID-19 pandemic.
At September 2021, VF had approximately $1.4 billion of cash and equivalents. Additionally, VF had approximately $2.2 billion available for borrowing against its Global Credit Facility, subject to certain restrictions including a $750.0 million minimum liquidity requirement.
Actions VF has taken to support its business in response to the COVID-19 pandemic included the Company's decision to temporarily pause its share repurchase program on April 7, 2020. The Company recently decided to reinstate the program and currently has $2.8 billion remaining under its share repurchase authorization. The Company paid cash dividends of $0.49 per share and $0.98 per share during the three and six months ended September 2021, respectively, and has declared a cash dividend of $0.50 per share that is payable in the third quarter of Fiscal 2022. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend.
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

HIGHLIGHTS OF THE SECOND QUARTER OF FISCAL 2022

•Revenues were up 23% to $3.2 billion compared to the three months ended September 2020, driven by recovery from the negative impact of COVID-19 on the the prior year period, and included a 2% favorable impact from foreign currency and a 4% contribution from the Supreme acquisition.
•Outdoor segment revenues increased 31% to $1.5 billion compared to the three months ended September 2020, including a 3% favorable impact from foreign currency.
•Active segment revenues increased 16% to $1.4 billion compared to the three months ended September 2020, including a $99.6 million (8%) contribution from the Supreme acquisition and a 2% favorable impact from foreign currency.
•Work segment revenues increased 18% to $299.2 million compared to the three months ended September 2020, including a 1% favorable impact from foreign currency.
•Direct-to-consumer revenues were up 32% over the 2020 period, including a 1% favorable impact from foreign currency and an 11% contribution from the Supreme acquisition. E-commerce revenues increased 24% in the current period, including a 2% favorable impact from foreign currency and a 19% contribution from the Supreme acquisition. Direct-to-consumer revenues accounted for 37% of VF's net revenues for the three months ended September 2021.
•International revenues increased 18% compared to the three months ended September 2020, including a 3% favorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues increased 9%, including a 6% favorable impact from foreign currency. International revenues represented 49% of VF's net revenues for the three months ended September 2021.
•Gross margin increased 290 basis points to 53.7% compared to the three months ended September 2020, primarily driven by reduced promotional activity.
•Earnings per share was $1.18 compared to $0.62 in the 2020 period. The increase was primarily driven by recovery from the negative impact of COVID-19 on the prior year period.
29 VF Corporation Q2 FY22 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and six months ended September 2021 from the comparable periods in 2020:

(In millions)	Three Months Ended September	Six Months Ended September
Net revenues — 2020	$2,608.3	$3,684.6
Organic	442.7	1,332.2
Acquisition	99.6	245.3
Impact of foreign currency	47.6	130.7
Net revenues — 2021	$3,198.2	$5,392.8

VF reported a 23% and 46% increase in revenues for the three and six months ended September 2021, respectively, compared to the 2020 periods. The revenue increase in both periods was driven by recovery from the negative impact of COVID-19 on demand and distribution channels in the prior year periods, which included temporary closures of VF-operated retail and VF's wholesale customer stores. These growth rates have been negatively impacted in the current year by supply chain disruption, including port delays, lengthened transit times, logistics challenges and supplier production issues. The increase in the three and six months ended September 2021 also included a 2% and 3% favorable impact from foreign currency, respectively, and a $99.6 million (4%) and $245.3 million (6%) contribution from the Supreme acquisition, respectively.
Revenues increased across all regions in the three and six months ended September 2021. The largest increases were in the United States, Europe and Americas (non-U.S.) regions, which experienced the most significant negative impact of COVID-19 in the prior year periods.
Revenues increased in both our wholesale and direct-to-consumer channels in the three and six months ended September 2021. The overall increase in the direct-to-consumer channel was driven by reopenings of our owned retail stores, which had temporary closures in the prior year periods due to COVID-19, and the contribution from the Supreme acquisition during the three and six months ended September 2021. The overall increase in the wholesale channel also reflects recovery from the negative impact of COVID-19 on the prior year periods; however, VF's wholesale business continues to be impacted by the timing of shipments due to supply chain disruption.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

	2021	2020	2021	2020
Gross margin (net revenues less cost of goods sold)	53.7%	50.8%	54.8%	51.4%
Selling, general and administrative expenses	36.2	38.5	40.7	49.4
Operating margin	17.5%	12.3%	14.1%	2.0%

Gross margin increased 290 and 340 basis points in the three and six months ended September 2021, respectively, compared to the 2020 periods. The increase in both periods was primarily driven by higher levels of full-price sales as increased promotional activity was used to clear elevated inventory levels in the prior year periods, primarily due to the negative impact of COVID-19. The increase in gross margin in both periods was partially offset by expedited freight costs, which were a direct result of the supply chain disruption.
Selling, general and administrative expenses as a percentage of total revenues decreased during both the three and six months ended September 2021 compared to the 2020 periods, primarily reflecting leverage of operating expenses due to increased revenues compared to the prior year periods, which were negatively impacted by COVID-19. Selling, general and administrative expenses increased $154.3 million and $374.3 million in the three and six months ended September 2021, respectively, compared to the 2020 periods, primarily due to cost controls taken in the prior year periods in response to COVID-19 and payroll relief in the prior year periods from the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and other governmental packages. The Company recognized $17.3 million and $67.7 million during the three and six months ended September 2020, respectively, as a result of relief from the CARES Act and other governmental packages. The increase in both periods was also due to continued investments in direct-to-consumer and digital strategic growth initiatives, advertising expenses and higher distribution spending. The increases in the three and six months ended September 2021 were partially offset by a $35.0 million and $108.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition, which were recognized in the selling, general and administrative expense line item during the three and six months ended September 2021, respectively.
Net interest expense increased $3.4 million and $8.3 million during the three and six months ended September 2021, respectively, compared to the 2020 periods. The increase in net
VF Corporation Q2 FY22 Form 10-Q 30

interest expense in both the three and six months ended September 2021 was primarily due to additional borrowings of long-term debt, lower invested balances and lower investment interest rates. Total outstanding debt averaged $5.9 billion in the six months ended September 2021 and $5.5 billion in the same period in 2020, with weighted average interest rates of 2.1% for both periods.
Other income (expense), net increased $2.9 million and decreased $50.1 million during the three and six months ended September 2021, respectively, compared to the 2020 periods. The increase in the three months ended September 2021 was primarily due to lower pension benefit costs (excluding service costs). The decrease in the six months ended September 2021 was primarily due to a $42.4 million expense recorded in the three months ended June 2020 related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America.
The effective income tax rate for the six months ended September 2021 was 13.1% compared to (78.9)% in the 2020 period. The six months ended September 2021 included a net discrete tax benefit of $0.2 million, which included a $3.4 million net tax expense related to unrecognized tax benefits and interest, a $1.4 million tax benefit related to stock compensation and a $2.4 million net tax benefit related to tax rate change on deferred tax items. The $0.2 million net discrete tax benefit in the 2021 period had an insignificant impact on the effective income tax rate. The six months ended September 2020 included a net discrete tax expense of $3.9 million, which included $2.0 million net tax expense related to the unrecognized tax benefits and interest and a $1.8 million tax expense related to withholding taxes on prior foreign earnings. Excluding the $3.9 million net discrete tax expense in the 2020 period, the effective income tax rate would have been (58.9)%. Without discrete items, the effective income tax rate for the six months ended September 2021 increased by 72.0% compared with the 2020 period primarily due to losses generated in the prior year.
As a result of the above, income from continuing operations in the three months ended September 2021 was $464.1 million ($1.18 per diluted share) compared to $243.2 million ($0.62 per diluted share) in the 2020 period, and income (loss) from continuing operations in the six months ended September 2021 was $618.0 million ($1.57 per diluted share) compared to $(34.5) million ($(0.09) per diluted share) in the 2020 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. We have included an Other category in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Included in this Other category are results primarily related to the sale of non-VF products and sourcing activities related to transition services.
Refer to Note 14 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income before income taxes.
The following tables present a summary of the changes in segment revenues and profit (loss) in the three and six months ended September 2021 from the comparable periods in 2020 and revenues by region for our Top 4 brands for the three and six months ended September 2021 and 2020:
Segment Revenues:

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2020	$1,154.4	$1,200.2	$253.6	$0.1	$2,608.3
Organic	327.5	73.2	41.9	0.1	442.7
Acquisition	—	99.6	—	—	99.6
Impact of foreign currency	24.7	19.2	3.7	—	47.6
Segment revenues — 2021	$1,506.6	$1,392.2	$299.2	$0.2	$3,198.2

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2020	$1,495.6	$1,771.5	$416.0	$1.5	$3,684.6
Organic	573.9	610.4	149.1	(1.2)	1,332.2
Acquisition	—	245.3	—	—	245.3
Impact of foreign currency	54.9	67.0	8.8	—	130.7
Segment revenues — 2021	$2,124.4	$2,694.2	$573.9	$0.3	$5,392.8
31 VF Corporation Q2 FY22 Form 10-Q

Segment Profit (Loss):

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2020	$132.5	$259.1	$8.2	$(2.6)	$397.2
Organic	145.3	14.0	52.5	2.2	214.0
Acquisition	—	7.3	—	—	7.3
Impact of foreign currency	6.3	3.9	1.3	—	11.5
Segment profit (loss) — 2021	$284.1	$284.3	$62.0	$(0.4)	$630.0

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2020	$(28.2)	$266.3	$(3.2)	$(5.0)	$229.9
Organic	235.4	234.7	104.1	4.4	578.6
Acquisition	—	39.5	—	—	39.5
Impact of foreign currency	5.1	14.7	2.1	—	21.9
Segment profit (loss) — 2021	$212.3	$555.2	$103.0	$(0.6)	$869.9

Top Brand Revenues:
	Three Months Ended September 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$603.3	$419.2	$245.6	$150.5	$1,418.6
International:
Europe	263.1	307.9	192.8	25.4	789.2
Asia-Pacific	149.9	105.0	69.3	48.1	372.3
Americas (non-U.S.)	74.0	51.6	37.7	6.0	169.3
Global	$1,090.3	$883.7	$545.4	$230.0	$2,749.4

	Three Months Ended September 2020
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$552.4	$344.5	$165.6	$110.6	$1,173.1
International:
Europe	239.7	214.2	173.3	30.3	657.5
Asia-Pacific	152.7	80.5	65.6	43.8	342.6
Americas (non-U.S.)	62.9	35.2	27.1	6.1	131.3
Global	$1,007.7	$674.4	$431.6	$190.8	$2,304.5
VF Corporation Q2 FY22 Form 10-Q 32

	Six Months Ended September 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$1,159.3	$590.9	$369.9	$305.6	$2,425.7
International:
Europe	475.0	436.7	267.6	39.6	1,218.9
Asia-Pacific	344.0	156.7	97.3	74.2	672.2
Americas (non-U.S.)	131.9	65.6	60.0	9.9	267.4
Global	$2,110.2	$1,249.9	$794.8	$429.3	$4,584.2

	Six Months Ended September 2020
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$784.4	$442.3	$226.7	$192.3	$1,645.7
International:
Europe	325.4	262.2	216.2	43.3	847.1
Asia-Pacific	303.5	120.1	99.6	68.3	591.5
Americas (non-U.S.)	79.9	39.7	35.5	10.8	165.9
Global	$1,493.2	$864.3	$578.0	$314.7	$3,250.2
(a) The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
33 VF Corporation Q2 FY22 Form 10-Q

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Segment revenues	$1,506.6	$1,154.4	30.5%	$2,124.4	$1,495.6	42.0%
Segment profit (loss)	284.1	132.5	114.4%	212.3	(28.2)	*
Operating margin	18.9%	11.5%		10.0%	(1.9)%
*Calculation not meaningful

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Icebreaker® and Altra®.

Global revenues for Outdoor increased 31% in the three months ended September 2021 compared to 2020, including a 3% favorable impact due to foreign currency. The overall increase in revenues during the period was driven by recovery from the negative impact of COVID-19 on the the prior year period. Revenues in the United States increased 32%. Revenues in the Europe region increased 30%, including a 3% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 17%, including a 6% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 55%, including an 8% favorable impact from foreign currency.

Global revenues for Outdoor increased 42% in the six months ended September 2021 compared to 2020, including a 4% favorable impact due to foreign currency. The overall increase in revenues during the period was driven by recovery from the negative impact of COVID-19 on the the prior year period. Revenues in the United States increased 44%. Revenues in the Europe region increased 47%, including a 6% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 15%, including a 6% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 72%, including a 12% favorable impact from foreign currency.
Global revenues for The North Face® brand increased 31% and 45% in the three and six months ended September 2021, respectively, compared to the 2020 periods. This includes a 2% and 4% favorable impact from foreign currency in the three and six months ended September 2021, respectively. The increases in all regions during the three and six months ended September 2021, were driven by recovery from the negative impact of COVID-19 on demand and distribution channels in the the prior year periods. The overall growth was led by the Europe region, which increased 44% and 67% in the three and six months ended September 2021, respectively, including a 4% and 8% favorable impact from foreign currency, respectively.

Global revenues for the Timberland® brand increased 29% and 36% in the three and six months ended September 2021, respectively, compared to the 2020 periods, including a 2% and 3% favorable impact from foreign currency in the three and six months ended September 2021, respectively. The increase in both periods was driven by recovery from the negative impact on demand and distribution channels in the prior year periods. The overall growth was led by an increase of 63% and 74% in the United States in the three and six months ended September 2021, respectively. The increase in the six months ended September 2021 was partially offset by a 2% decrease in the Asia-Pacific region, including a 5% favorable impact from foreign currency.
Global direct-to-consumer revenues for Outdoor increased 13% and 28% in the three and six months ended September 2021, respectively, compared to the 2020 periods, including a 2% and 5% favorable impact from foreign currency in the three and six months ended September 2021, respectively. The increase in both periods was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in the prior year periods due to COVID-19. Global wholesale revenues increased 38% and 49% in the three and six months ended September 2021, respectively, compared to the 2020 periods, including a 3% favorable impact from foreign currency in both the three and six months ended September 2021. The increases reflect recovery from the negative impact of COVID-19 on the prior year periods and strong underlying demand during the current year, which was negatively impacted by the timing of shipments due to supply chain disruption.
Operating margin increased in the three and six months ended September 2021 compared to the 2020 periods primarily due to leverage of operating expenses on increased revenues and reduced promotional activity compared to the prior year periods, which were negatively impacted by COVID-19. The increase in both periods was partially offset by continued investments in digital strategic growth initiatives. The prior year periods also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

VF Corporation Q2 FY22 Form 10-Q 34

Active

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Segment revenues	$1,392.2	$1,200.2	16.0%	$2,694.2	$1,771.5	52.1%
Segment profit	284.3	259.1	9.7%	555.2	266.3	108.5%
Operating margin	20.4%	21.6%		20.6%	15.0%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak®, JanSport® and Eagle Creek®.

Global revenues for Active increased 16% in the three months ended September 2021 compared to the 2020 period, including a 2% favorable impact from foreign currency. Included in these results are revenues from the Supreme acquisition of $99.6 million, which provided an 8% contribution to the overall increase. The overall increase in revenues during the period was driven by recovery from the negative impact of COVID-19 on the the prior year period. Revenues in the United States increased 22%, including an 11% contribution from the Supreme acquisition. Revenues in the Europe region increased 10%, including a 2% favorable impact from foreign currency and a 4% contribution from the Supreme acquisition. Revenues in the Asia-Pacific region increased 9%, driven by a 4% favorable impact from foreign currency and a 12% contribution from the Supreme acquisition. Revenues in the Americas (non-U.S.) region increased 14%, including a 7% favorable impact from foreign currency.
Global revenues for Active increased 52% in the six months ended September 2021 compared to the 2020 period, including a 4% favorable impact from foreign currency. Included in these results are revenues from the Supreme acquisition of $245.3 million, which provided a 14% contribution to the overall increase. The overall increase in revenues during the period was driven by recovery from the negative impact of COVID-19 on the the prior year period. Revenues in the United States increased 66%, including a 19% contribution from the Supreme acquisition. Revenues in the Europe region increased 44%, including a 6% favorable impact from foreign currency and a 7% contribution from the Supreme acquisition. Revenues in the Asia-Pacific region increased 28%, including a 7% favorable impact from foreign currency and a 17% contribution from the Supreme acquisition. Revenues in the Americas (non-U.S.) region increased 59%, including a 12% favorable impact from foreign currency.
Vans® brand global revenues increased 8% and 41% in the three and six months ended September 2021, respectively, compared to the 2020 periods. This includes a 1% and 4% favorable impact from foreign currency in the three and six months ended September 2021, respectively. The increase in both periods was driven by recovery from the negative impact of COVID-19 on demand and distribution channels in the the prior year periods. The overall growth in the three and six months ended September 2021 was led by an increase of 9% and 48% in the United States, respectively, and an increase of 10% and 46% in the Europe region, respectively, including a 3% and 8% favorable impact from foreign currency in the three and six months ended September 2021, respectively. The increase in the three months ended September 2021 was partially offset by a 2% decrease in the Asia-Pacific region, including a 5% favorable impact from foreign currency.
Global direct-to-consumer revenues for Active increased 47% and 79% in the three and six months ended September 2021, respectively, compared to the 2020 periods, including a 1% and 3% favorable impact from foreign currency in the three and six months ended September 2021, respectively. Excluding revenues from the Supreme acquisition, global direct-to-consumer revenues increased 29% and 51% in the three and six months ended September 2021, respectively, including a 2% and 4% favorable impact from foreign currency in the three and six months ended September 2021, respectively. The increase in both periods was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in the prior year periods due to COVID-19. Global wholesale revenues decreased 9% and increased 27% in the three and six months ended September 2021, respectively, and included a 1% and 5% favorable impact from foreign currency in the respective periods. Wholesale revenues in the three months ended September 2021 were impacted by the timing of shipments due to supply chain disruption. The increase in the six months ended September 2021 reflects recovery from the negative impact of COVID-19 on the prior year period.
Operating margin decreased in the three months ended September 2021 compared to the 2020 period and increased in the six months ended September 2021. The decrease in the three months ended September 2021 was primarily due to expedited freight costs and continued investments in digital strategic growth initiatives, partially offset by leverage of operating expenses on increased revenues and less promotional activity compared to the prior year period, which was negatively impacted by COVID-19. The increase in the six months ended September 2021 was primarily due to leverage of operating expenses on increased revenues and less promotional activity compared to the prior year period, which was negatively impacted by COVID-19. The increase was partially offset by continued investments in digital strategic growth initiatives. The prior year periods also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

35 VF Corporation Q2 FY22 Form 10-Q

Work

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Segment revenues	$299.2	$253.6	18.0%	$573.9	$416.0	38.0%
Segment profit (loss)	62.0	8.2	*	103.0	(3.2)	*
Operating margin	20.7%	3.2%		17.9%	(0.8)%
*Calculation not meaningful
The Work segment includes the following brands: Dickies® and Timberland PRO®.
Global Work revenues increased 18% in the three months ended September 2021 compared to the 2020 period, including a 1% favorable impact from foreign currency. The increase in revenues during the period was attributed to overall growth in both the Dickies® and Timberland PRO® brands. Revenues in the United States increased 30%. Revenues in the Europe region decreased 18%, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 10%, including a 5% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region decreased 5%, including a 5% favorable impact from foreign currency.
Global Work revenues increased 38% in the six months ended September 2021 compared to the 2020 period, including a 2% favorable impact from foreign currency. The increase in revenues during the period was attributed to overall growth in both the Dickies® and Timberland PRO® brands driven by recovery from the negative impact of COVID-19 on demand in the the prior year period. Revenues in the United States increased 55%. Revenues in the Europe region decreased 11%, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 9%, including a 6% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 22%, including a 10% favorable impact from foreign currency.
Dickies® brand global revenues increased 21% and 36% in the three and six months ended September 2021, respectively, compared to the 2020 periods, including a 2% favorable impact from foreign currency in both the three and six months ended September 2021. The growth in the three and six months ended September 2021 was led by an increase of 36% and 59% in the United States, driven by growth in the wholesale channel and in work-inspired lifestyle products.
Operating margin increased in the three and six months ended September 2021 compared to the 2020 periods. The increase in the three and six months ended September 2021 was primarily due to leverage of operating expenses on increased revenues compared to the prior year periods, which were negatively impacted by COVID-19. The increase in both periods was also due to lower cost optimization activity and other charges indirectly related to the strategic review of the Occupational Workwear business in the prior year and other operating efficiency gains. The increase in both periods was partially offset by continued investments in digital strategic growth initiatives. The prior year periods also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

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

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Corporate and other expenses	$64.0	$72.7	(11.9)%	$91.9	$190.3	(51.7)%
Interest expense, net	34.4	30.9	11.1%	67.1	58.9	14.0%

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The decrease in the three and six months ended September 2021 was primarily attributed to a $35.0 million and $108.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition in the three and six months ended September 2021, respectively. The decrease was also due to lower charges associated with cost optimization and other activities indirectly related to the strategic review of the Occupational Workwear business. In addition, the six months ended September 2020 included a $42.4 million expense related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America. The decrease in the three and six months ended September 2021 was partially offset by expenses associated with the integration of Supreme and costs related to a transformation initiative for our Asia-Pacific regional operations in the current year, and lower discretionary spending in the prior year due to cost controls in response to COVID-19.
VF Corporation Q2 FY22 Form 10-Q 36

International Operations

International revenues increased 18% and 37% in the three and six months ended September 2021, respectively, compared to the 2020 periods driven by recovery from the negative impact of COVID-19 on the the prior year periods, and included a 2% and 5% contribution from the Supreme acquisition in the respective periods. Foreign currency had a favorable impact of 3% and 7% on international revenue in the three and six months ended September 2021, respectively. Revenues in Europe increased 19% and 43% in the three and six months ended September 2021, respectively, including a 2% and 6% favorable impact from foreign currency in the three and six months ended September 2021, respectively. In the Asia-Pacific region, revenues increased 13% and 21% in the three and six months ended September 2021, respectively. Foreign currency had a favorable impact of
5% and 7% on Asia-Pacific revenue in the three and six months ended September 2021, respectively. Revenues in Greater China increased 9% and 13% in the three and six months ended September 2021, respectively, including a 6% and 8% favorable impact from foreign currency in the three and six months ended September 2021, respectively. Revenues in the Americas (non-U.S.) region increased 29% and 59% in the three and six months ended September 2021, respectively, including a 7% and 12% favorable impact from foreign currency in the three and six months ended September 2021, respectively. International revenues were 49% and 51% of total revenues in the three-month periods ended September 2021 and 2020, respectively, and 48% and 51% of total revenues in the six-month periods ended September 2021 and 2020, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues increased 32% and 57% in the three and six months ended September 2021, respectively, compared to the 2020 periods, including a 1% and 4% favorable impact from foreign currency in the three and six months ended September 2021, respectively. The three and six months ended September 2021 included an 11% and 17% contribution from the Supreme acquisition, respectively. The increase in direct-to-consumer revenues was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in the prior year periods due to COVID-19. Our e-commerce business grew 24% and 25% in the three and six months ended September 2021, respectively, including a 2% and 4% favorable impact from foreign currency in the three and six months ended September 2021, respectively. The three and six months ended September 2021 included a 19% and 25% contribution from the Supreme acquisition, respectively. Excluding the Supreme acquisition, e-commerce revenues increased 5% and were flat in the three and six months ended September 2021, respectively, including a 2% and 3% favorable impact from foreign currency in the three and six months ended September 2021, respectively. The deceleration of e-commerce growth was primarily due to the reopening of VF-operated retail and wholesale customer stores, which had significant temporary closures in the prior year periods due to COVID-19, as consumer spending shifted to VF's brand e-commerce sites and other digital platforms during the temporary store closures. Consistent with VF’s long-term strategy, the Company’s digital platform remains a high priority and e-commerce revenues in the three and six months ended September 2021 remain well above levels in periods prior to COVID-19. There were 1,358 VF-owned retail stores at September 2021 compared to 1,382 at September 2020. Direct-to-consumer revenues were 37% and 35% of total revenues in the three-month periods ended September 2021 and 2020, respectively, and 42% and 39% of total revenues in the six-month periods ended September 2021 and 2020, respectively.

37 VF Corporation Q2 FY22 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at September 2021 compared to March 2021:

•Increase in accounts receivable — primarily due to the seasonality of the business and increased wholesale shipments.
•Increase in inventories — primarily due to the seasonality of the business.
•Decrease in short-term investments — due to the sale of short-term investments.
•Increase in the current portion of long-term debt — due to the reclassification of $1.0 billion of long-term notes due in April 2022.
•Increase in accrued liabilities — primarily due to the reclassification of the contingent consideration liability associated with the Supreme acquisition from other liabilities, an increase in accrued income taxes and higher accruals for freight.
•Decrease in long-term debt — due to the reclassification of $1.0 billion of long-term notes due in April 2022.
•Decrease in other liabilities — primarily due to lower deferred income taxes and the reclassification of the contingent consideration liability associated with the Supreme acquisition to accrued liabilities.

The following discussion refers to significant changes in balances at September 2021 compared to September 2020:
•Increase in accounts receivable — primarily due to higher wholesale shipments driven by recovery from the negative impact of COVID-19 on the prior year period.
•Decrease in short-term investments — due to the sale and maturity of short-term investments.
•Increase in intangible assets — primarily due to the acquired indefinite-lived Supreme® trademark intangible asset of $1.2 billion recorded in connection with the acquisition.
•Increase in goodwill — primarily due to the amounts recorded in connection with the Supreme acquisition of $1.25 billion.
•Increase in other assets — primarily due to amounts recorded in connection with the Supreme acquisition, higher deferred software costs and an increase in net pension assets for certain defined benefit plans.
•Increase in the current portion of long-term debt — due to the reclassification of $1.0 billion of long-term notes due in April 2022.
•Increase in accrued liabilities — primarily due to the contingent consideration liability recorded in connection with the Supreme acquisition, an increase in accrued income taxes, higher accruals for freight and amounts recorded in connection with the Supreme acquisition.
•Decrease in long-term debt — due to the reclassification of $1.0 billion of long-term notes due in April 2022.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	September	March	September
(Dollars in millions)	2021	2021	2020
Working capital	$1,585.5	$2,113.1	$4,157.4
Current ratio	1.5 to 1	2.0 to 1	3.1 to 1
Net debt to total capital	62.0%	68.2%	64.5%

The decrease in the current ratio at September 2021 compared to both March 2021 and September 2020 was primarily due to a net increase in current liabilities driven by a higher current portion of long-term debt, as discussed in the "Consolidated Balance Sheets" section above. The decrease in the current ratio at September 2021 compared to both March 2021 and September 2020 was partially offset by the cash proceeds from the sale of the Occupational Workwear business during the six months ended September 2021, as discussed in the "Cash Provided (Used) by Investing Activities" section below. The decrease in the current ratio at September 2021 compared to September 2020 was also due to a net decrease in current assets driven by lower cash balances due to the timing of proceeds from long-term debt during the six months ended September 2020, as discussed in the "Cash Provided (Used) by Financing Activities" section below.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The decrease in the net debt to total capital ratio at September 2021 compared to March 2021 was primarily driven by a decrease in net debt due to higher cash balances at September 2021 and an increase in stockholders' equity. The decrease in the net debt to total capital ratio at September 2021 compared to September 2020 was primarily driven by an increase in stockholders' equity, partially offset by an increase in net debt due to lower cash balances at September 2021. The increase in stockholders' equity for both comparisons was driven by net income in the respective periods, partially offset by payments of dividends.
VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar
VF Corporation Q2 FY22 Form 10-Q 38

year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the calendar year. VF's additional sources of liquidity include available borrowing capacity against its Global Credit Facility, available cash balances and international lines of credit.
In summary, our cash flows from continuing operations were as follows:

	Six Months Ended September

(In thousands)	2021	2020
Cash provided (used) by operating activities	$(177,227)	$39,510
Cash provided (used) by investing activities	1,052,885	(954,685)
Cash provided (used) by financing activities	(359,853)	1,377,458

Cash Provided (Used) by Operating Activities
Cash flows related to operating activities are dependent on net income (loss), adjustments to net income (loss) and changes in working capital. The decrease in cash provided by operating activities in the six months ended September 2021 compared to September 2020 is primarily due to a decrease in net cash provided by working capital, partially offset by higher earnings for the periods compared.
Cash Provided (Used) by Investing Activities
The decrease in cash used by investing activities in the six months ended September 2021 was primarily due to $616.5 million of net proceeds from the sale of the Occupational Workwear business and $598.8 million of proceeds from the sale of short-term investments in the six months ended September 2021, compared to purchases of short-term investments of $800.0 million in the six months ended September 2020. Capital expenditures increased $32.1 million and software purchases increased $3.8 million in the six months ended September 2021 compared to the 2020 period.
Cash Provided (Used) by Financing Activities
The decrease in cash provided by financing activities during the six months ended September 2021 was primarily due to the net proceeds from long-term debt issuance of $3.0 billion fixed-rate notes in the six months ended September 2020, which was partially offset by a $1.2 billion net decrease in short-term borrowings.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the six months ended September 2021 or the six months ended September 2020 under the share repurchase program authorized by VF's Board of Directors.
In response to the COVID-19 outbreak and to preserve financial liquidity, VF made the decision to temporarily pause its share repurchase program on April 7, 2020. The Company recently decided to reinstate the program and as of the end of September 2021 had $2.8 billion remaining for future repurchases under its share repurchase authorization. VF will continue to evaluate its use of capital, giving first priority to business acquisitions then to direct shareholder return in the form of dividends and share repurchases, and enterprise protection.
Revolving Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires December 2023. VF may request an unlimited number of one year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $50.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including acquisitions and share repurchases. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility, including a consolidated indebtedness to consolidated capitalization financial ratio covenant of 70%. The calculation of consolidated indebtedness is net of unrestricted cash. As of September 2021, the covenant calculation includes cash and equivalents and excludes consolidated operating lease liabilities. In addition, VF and its subsidiaries are required to maintain minimum liquidity in the form of unrestricted cash and unused financing commitments of not less than $750.0 million. As of September 2021, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were no commercial paper borrowings as of September 2021. Standby letters of credit issued as of September 2021 were $24.2 million, leaving approximately $2.2 billion available for borrowing against the Global Credit Facility at September 2021. Additionally, VF had approximately $1.4 billion of cash and equivalents at September 2021.
VF has $62.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $10.2 million at September 2021.
Rating Agencies
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2021, VF’s long-term debt ratings were ‘A-’ by Standard & Poor’s
39 VF Corporation Q2 FY22 Form 10-Q

Global Ratings and ‘Baa1’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively.
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
Dividends
The Company paid cash dividends of $0.49 per share and $0.98 per share during the three and six months ended September 2021, and the Company has declared a cash dividend of $0.50 per share that is payable in the third quarter of Fiscal 2022. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2021 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2021 that would require the use of funds. As of September 2021, there have been no material changes in the amounts disclosed in the Fiscal 2021 Form 10-K, except as noted below:

•Inventory purchase obligations increased by approximately $670.0 million at the end of September 2021 primarily due to the seasonality of VF's business.
There continues to be uncertainty about the duration and extent of the impact of COVID-19. However, management believes that VF has sufficient liquidity and flexibility to operate during and after the disruptions caused by the COVID-19 pandemic and related governmental actions and regulations and health authority advisories, and meet its current and long-term obligations as they become due.

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently adopted and issued accounting standards.

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

Cautionary Statement on Forward-looking Statements

From time to time, VF may make oral or written statements, including statements in this quarterly report, that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements.
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
VF Corporation Q2 FY22 Form 10-Q 40

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
41 VF Corporation Q2 FY22 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended October 2, 2021 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Second Quarter Fiscal 2022	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
July 4 - July 31, 2021	—	$—	—	$2,836,975,339
August 1 - August 28, 2021	—	—	—	2,836,975,339
August 29 - October 2, 2021	—	—	—	2,836,975,339
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for business acquisitions, VF’s Common Stock price, levels of stock option exercises and funding required for enterprise protection.

ITEM 6 — EXHIBITS.

3.1	Amended and Restated By-Laws of V.F. Corporation, Effective October 19, 2021 (Incorporated herein by reference to Exhibit 3.1 to Form 8-K filed October 20, 2021)
31.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Matthew H. Puckett, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Matthew H. Puckett, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
VF Corporation Q2 FY22 Form 10-Q 42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Matthew H. Puckett
Matthew H. Puckett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2021	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
43 VF Corporation Q2 FY22 Form 10-Q