Form 10-Q
period 2022-01-01
V F CORP
filed 2022-01-28
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On January 21, 2022, there were 388,901,667 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	December 2021	March 2021	December 2020
ASSETS
Current assets
Cash and equivalents	$1,333,839	$815,750	$3,254,236
Accounts receivable, less allowance for doubtful accounts of: December 2021 - $33,363; March 2021 - $33,654; December 2020 - $39,622	1,495,859	1,298,020	1,411,565
Inventories	1,287,210	1,061,839	1,075,983
Short-term investments	—	598,806	599,403
Other current assets	483,738	423,877	383,384
Current assets of discontinued operations	—	587,578	560,648
Total current assets	4,600,646	4,785,870	7,285,219
Property, plant and equipment, net	1,049,691	975,876	955,845
Intangible assets, net	3,010,517	3,029,545	1,862,042
Goodwill	2,409,260	2,425,427	1,194,212
Operating lease right-of-use assets	1,302,545	1,474,434	1,476,503
Other assets	1,163,663	1,062,877	970,520
TOTAL ASSETS	$13,536,322	$13,754,029	$13,744,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$106,010	$11,061	$299,748
Current portion of long-term debt	500,915	1,023	1,006
Accounts payable	559,716	463,208	412,324
Accrued liabilities	2,057,237	1,609,928	1,664,760
Current liabilities of discontinued operations	—	125,257	120,185
Total current liabilities	3,223,878	2,210,477	2,498,023
Long-term debt	4,646,379	5,709,149	5,786,552
Operating lease liabilities	1,093,013	1,236,461	1,211,655
Other liabilities	919,652	1,541,778	1,109,937
Total liabilities	9,882,922	10,697,865	10,606,167
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at December 2021, March 2021 or December 2020	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at December 2021 - 388,885,032; March 2021 - 391,941,477; December 2020 - 390,985,837	97,221	97,985	97,746
Additional paid-in capital	3,884,935	3,777,645	3,735,896
Accumulated other comprehensive income (loss)	(937,457)	(1,009,000)	(995,963)
Retained earnings	608,701	189,534	300,495
Total stockholders’ equity	3,653,400	3,056,164	3,138,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,536,322	$13,754,029	$13,744,341

See notes to consolidated financial statements.

3 VF Corporation Q3 FY22 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2021	2020	2021	2020
Net revenues	$3,624,384	$2,971,541	$9,017,176	$6,656,158
Costs and operating expenses
Cost of goods sold	1,592,604	1,345,024	4,027,601	3,134,381
Selling, general and administrative expenses	1,353,338	1,214,518	3,549,763	3,036,639
Total costs and operating expenses	2,945,942	2,559,542	7,577,364	6,171,020
Operating income	678,442	411,999	1,439,812	485,138
Interest income	606	2,539	4,266	7,028
Interest expense	(33,994)	(34,315)	(104,799)	(97,684)
Loss on debt extinguishment	(3,645)	—	(3,645)	—
Other income (expense), net	(95)	6,484	16,495	(27,059)
Income from continuing operations before income taxes	641,314	386,707	1,352,129	367,423
Income tax expense	123,513	59,048	216,303	74,260
Income from continuing operations	517,801	327,659	1,135,826	293,163
Income from discontinued operations, net of tax	—	19,581	170,273	25,186
Net income	$517,801	$347,240	$1,306,099	$318,349
Earnings per common share - basic
Continuing operations	$1.33	$0.84	$2.90	$0.75
Discontinued operations	—	0.05	0.44	0.06
Total earnings per common share - basic	$1.33	$0.89	$3.34	$0.82
Earnings per common share - diluted
Continuing operations	$1.32	$0.83	$2.89	$0.75
Discontinued operations	—	0.05	0.43	0.06
Total earnings per common share - diluted	$1.32	$0.88	$3.32	$0.81
Weighted average shares outstanding
Basic	390,430	389,872	391,187	389,262
Diluted	392,495	392,851	393,547	391,607

See notes to consolidated financial statements.
VF Corporation Q3 FY22 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands)	2021	2020	2021	2020
Net income	$517,801	$347,240	$1,306,099	$318,349
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(15,757)	9,495	5,100	(20,134)
Reclassification of foreign currency translation losses	—	—	—	42,364
Income tax effect	(9,954)	26,779	(17,758)	51,616
Defined benefit pension plans
Current period actuarial gains (losses)	514	(4,636)	(3,938)	(13,489)
Amortization of net deferred actuarial losses	2,858	3,020	8,569	8,781
Amortization of deferred prior service credits	(117)	(19)	(352)	(53)
Reclassification of net actuarial loss from settlement charge	5,660	544	6,684	1,116
Income tax effect	(2,251)	429	(2,187)	1,151
Derivative financial instruments
Gains (losses) arising during the period	14,185	(82,491)	43,983	(129,817)
Income tax effect	(2,224)	14,118	(8,010)	22,845
Reclassification of net (gains) losses realized	12,439	(4,271)	45,984	(35,930)
Income tax effect	(1,976)	727	(6,532)	6,545
Other comprehensive income (loss)	3,377	(36,305)	71,543	(65,005)
Comprehensive income	$521,178	$310,935	$1,377,642	$253,344

See notes to consolidated financial statements.
5 VF Corporation Q3 FY22 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$1,306,099	$318,349
Income from discontinued operations, net of tax	170,273	25,186
Income from continuing operations, net of tax	1,135,826	293,163
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	199,652	204,580
Reduction in the carrying amount of right-of-use assets	309,588	309,579
Stock-based compensation	65,833	46,109
Provision for doubtful accounts	3,143	22,494
Pension expense less than contributions	(27,514)	(12,111)
Loss on extinguishment of debt	3,645	—
Other, net	(291,054)	(83)
Changes in operating assets and liabilities:
Accounts receivable	(214,644)	(46,835)
Inventories	(237,285)	266,713
Accounts payable	99,565	(6,696)
Income taxes	219,097	(18,235)
Accrued liabilities	250,170	248,679
Operating lease right-of-use assets and liabilities	(342,322)	(254,544)
Other assets and liabilities	(382,410)	31,464
Cash provided by operating activities - continuing operations	791,290	1,084,277
Cash provided by operating activities - discontinued operations	6,090	57,779
Cash provided by operating activities	797,380	1,142,056
INVESTING ACTIVITIES
Business acquisitions, net of cash received	3,760	—
Proceeds from sale of businesses, net of cash sold	616,529	—
Purchases of short-term investments	—	(800,000)
Proceeds from sale and maturities of short-term investments	598,806	200,000
Capital expenditures	(214,220)	(152,446)
Software purchases	(63,758)	(51,964)
Other, net	12,819	(9,116)
Cash provided (used) by investing activities - continuing operations	953,936	(813,526)
Cash used by investing activities - discontinued operations	(525)	(3,171)
Cash provided (used) by investing activities	953,411	(816,697)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	94,958	(929,074)
Payments on long-term debt	(503,943)	(1,152)
Payment of debt issuance costs	(2,415)	(21,438)
Proceeds from long-term debt	—	2,996,090
Share repurchases	(299,999)	—
Cash dividends paid	(579,194)	(564,904)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	32,929	45,867
Cash provided (used) by financing activities	(1,257,664)	1,525,389
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(9,339)	12,513
Net change in cash, cash equivalents and restricted cash	483,788	1,863,261
Cash, cash equivalents and restricted cash – beginning of year	851,205	1,411,322
Cash, cash equivalents and restricted cash – end of period	$1,334,993	$3,274,583
Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q3 FY22 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2021	2020
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$1,333,839	$3,254,236
Other current assets	1,124	1,104
Current assets of discontinued operations	—	18,771
Other assets	30	472
Total cash, cash equivalents and restricted cash	$1,334,993	$3,274,583

See notes to consolidated financial statements.
7 VF Corporation Q3 FY22 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 2021
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2021	392,758,016	$98,190	$3,854,687	$(940,834)	$586,438	$3,598,481
Net income	—	—	—	—	517,801	517,801
Dividends on Common Stock ($0.50 per share)	—	—	—	—	(194,767)	(194,767)
Share repurchases	(4,029,722)	(1,007)	—	—	(298,992)	(299,999)
Stock-based compensation, net	156,738	38	30,248	—	(1,779)	28,507
Foreign currency translation and other	—	—	—	(25,711)	—	(25,711)
Defined benefit pension plans	—	—	—	6,664	—	6,664
Derivative financial instruments	—	—	—	22,424	—	22,424
Balance, December 2021	388,885,032	$97,221	$3,884,935	$(937,457)	$608,701	$3,653,400

	Three Months Ended December 2020
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2020	389,964,718	$97,491	$3,852,358	$(959,658)	$(44,953)	$2,945,238
Net income	—	—	—	—	347,240	347,240
Dividends on Common Stock ($0.49 per share)	—	—	(191,266)	—	—	(191,266)
Stock-based compensation, net	1,021,119	255	74,804	—	(1,792)	73,267
Foreign currency translation and other	—	—	—	36,274	—	36,274
Defined benefit pension plans	—	—	—	(662)	—	(662)
Derivative financial instruments	—	—	—	(71,917)	—	(71,917)
Balance, December 2020	390,985,837	$97,746	$3,735,896	$(995,963)	$300,495	$3,138,174

Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q3 FY22 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended December 2021
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2021	391,941,477	$97,985	$3,777,645	$(1,009,000)	$189,534	$3,056,164
Net income	—	—	—	—	1,306,099	1,306,099
Dividends on Common Stock ($1.48 per share)	—	—	(2,597)	—	(576,597)	(579,194)
Share repurchases	(4,029,722)	(1,007)	—	—	(298,992)	(299,999)
Stock-based compensation, net	973,277	243	109,887	—	(11,343)	98,787
Foreign currency translation and other	—	—	—	(12,658)	—	(12,658)
Defined benefit pension plans	—	—	—	8,776	—	8,776
Derivative financial instruments	—	—	—	75,425	—	75,425
Balance, December 2021	388,885,032	$97,221	$3,884,935	$(937,457)	$608,701	$3,653,400

	Nine Months Ended December 2020
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2020	388,812,158	$97,203	$4,183,780	$(930,958)	$7,309	$3,357,334
Net income	—	—	—	—	318,349	318,349
Dividends on Common Stock ($1.45 per share)	—	—	(564,904)	—	—	(564,904)
Stock-based compensation, net	2,173,679	543	117,020	—	(25,163)	92,400
Foreign currency translation and other	—	—	—	73,846	—	73,846
Defined benefit pension plans	—	—	—	(2,494)	—	(2,494)
Derivative financial instruments	—	—	—	(136,357)	—	(136,357)
Balance, December 2020	390,985,837	$97,746	$3,735,896	$(995,963)	$300,495	$3,138,174

See notes to consolidated financial statements.
9 VF Corporation Q3 FY22 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q3 FY22 Form 10-Q 10

NOTE 1 — BASIS OF PRESENTATION

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 4, 2021 through April 2, 2022 ("Fiscal 2022"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2022. For presentation purposes herein, all references to periods ended December 2021 and December 2020 relate to the fiscal periods ended on January 1, 2022 and December 26, 2020, respectively. References to March 2021 relate to information as of April 3, 2021.
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2021 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended December 2021 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2022. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended April 3, 2021 (“Fiscal 2021 Form 10-K”).
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
In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance", an update that requires annual disclosures about government assistance, including the types of assistance and the effect on the financial statements. The guidance will be effective for VF in Fiscal 2023 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.
11 VF Corporation Q3 FY22 Form 10-Q

NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	December 2021	March 2021	December 2020
Contract assets (a)	$1,425	$880	$1,512
Contract liabilities (b)	73,890	49,869	55,995
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three and nine months ended December 2021, the Company recognized $81.6 million and $243.6 million, respectively, of revenue that was included in the contract liability balance during the periods, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of December 2021, the Company expects to recognize $75.5 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of December 2021, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the three and nine months ended December 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended December 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$960,020	$448,690	$215,023	$279	$1,624,012
Direct-to-consumer	964,016	956,393	61,077	—	1,981,486
Royalty	4,391	5,494	9,001	—	18,886
Total	$1,928,427	$1,410,577	$285,101	$279	$3,624,384

Geographic revenues
United States	$945,218	$788,839	$213,535	$279	$1,947,871
International:
Europe	651,252	333,415	18,631	—	1,003,298
Asia-Pacific	236,348	214,638	37,361	—	488,347
Americas (non-U.S.)	95,609	73,685	15,574	—	184,868
Total	$1,928,427	$1,410,577	$285,101	$279	$3,624,384
VF Corporation Q3 FY22 Form 10-Q 12

	Three Months Ended December 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$763,743	$465,857	$200,872	$3,106	$1,433,578
Direct-to-consumer	804,711	655,922	63,470	89	1,524,192
Royalty	2,589	5,342	5,840	—	13,771
Total	$1,571,043	$1,127,121	$270,182	$3,195	$2,971,541

Geographic revenues
United States	$776,674	$620,261	$170,760	$—	$1,567,695
International:
Europe	502,000	256,282	32,381	3,195	793,858
Asia-Pacific	213,271	199,202	51,858	—	464,331
Americas (non-U.S.)	79,098	51,376	15,183	—	145,657
Total	$1,571,043	$1,127,121	$270,182	$3,195	$2,971,541

	Nine Months Ended December 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,426,963	$1,600,238	$693,910	$557	$4,721,668
Direct-to-consumer	1,614,783	2,488,454	144,029	—	4,247,266
Royalty	11,056	16,126	21,060	—	48,242
Total	$4,052,802	$4,104,818	$858,999	$557	$9,017,176

Geographic revenues
United States	$1,919,914	$2,198,759	$640,431	$557	$4,759,661
International:
Europe	1,406,329	1,051,301	58,247	—	2,515,877
Asia-Pacific	506,710	641,289	111,561	—	1,259,560
Americas (non-U.S.)	219,849	213,469	48,760	—	482,078
Total	$4,052,802	$4,104,818	$858,999	$557	$9,017,176

	Nine Months Ended December 2020
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,746,203	$1,371,889	$527,378	$4,381	$3,649,851
Direct-to-consumer	1,314,386	1,510,354	144,113	297	2,969,150
Royalty	6,089	16,396	14,672	—	37,157
Total	$3,066,678	$2,898,639	$686,163	$4,678	$6,656,158

Geographic revenues
United States	$1,451,827	$1,472,145	$446,850	$—	$3,370,822
International:
Europe	1,015,078	753,820	76,786	4,678	1,850,362
Asia-Pacific	448,234	533,620	120,125	—	1,101,979
Americas (non-U.S.)	151,539	139,054	42,402	—	332,995
Total	$3,066,678	$2,898,639	$686,163	$4,678	$6,656,158
13 VF Corporation Q3 FY22 Form 10-Q

NOTE 4 — ACQUISITION
On December 28, 2020, VF acquired 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme") for $2.2 billion in cash, subject to working capital and other adjustments. The transaction also included $0.2 billion of cash acquired by VF. The purchase price was primarily funded with cash on hand. The purchase price was unchanged during the three months ended December 2021 and decreased by $3.8 million during the nine months ended December 2021, related to the final working capital adjustment.
The acquisition of Supreme includes a contingent arrangement that may require additional cash consideration to be paid to the selling shareholders of Supreme ranging from zero to $300.0 million, subject to the achievement of certain financial targets over the one-year earn-out period ending January 31, 2022. The initial estimated fair value of the contingent consideration of $207.0 million was included in the purchase price and reported in the other liabilities line item in the Consolidated Balance Sheet at March 2021. The estimated fair value of the contingent consideration was determined based on the probability-weighted present value of various future cash payment outcomes. In subsequent reporting periods, the contingent consideration liability has been remeasured at fair value with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. Refer to Note 17 for additional information on fair value measurements.
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
For the three and nine months ended December 2021, Supreme contributed revenues of $193.2 million and $438.5 million, respectively, and net income of $43.8 million and $76.2 million, respectively. The results of Supreme have been reported in the Active segment since the date of acquisition. Total transaction expenses for the Supreme acquisition were $8.7 million, all of which were recognized in the year ended March 2021 in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.
Goodwill increased by $3.6 million during the three months ended December 2021 due to a measurement period adjustment for income tax matters, and decreased by $0.7 million during the nine months ended December 2021, which was also impacted by the final working capital adjustment. The purchase price allocation was finalized during the three months ended December 2021.
The following table summarizes the estimated fair values of the Supreme assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	December 28, 2020
Cash and equivalents	$218,104
Accounts receivable	19,698
Inventories	44,937
Other current assets	40,912
Property, plant and equipment	18,914
Intangible asset	1,201,000
Operating lease right-of-use assets	55,668
Other assets	58,479
Total assets acquired	1,657,712

Accounts payable	25,717
Other current liabilities	81,816
Operating lease liabilities	53,062
Deferred income tax liabilities	280,971
Other liabilities	35,245
Total liabilities assumed	476,811

Net assets acquired	1,180,901
Goodwill	1,249,594
Purchase price	$2,430,495
VF Corporation Q3 FY22 Form 10-Q 14

The purchase price consisted of the following components:

(In thousands)	December 28, 2020
Cash consideration	$2,223,495
Contingent consideration	207,000
Purchase price	$2,430,495
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
The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Supreme had occurred on March 31, 2019:

(In thousands, except per share amounts)	Three Months Ended December 2020 (unaudited)	Nine Months Ended December 2020 (unaudited)
Total revenues	$3,160,826	$7,094,470
Income from continuing operations	377,987	387,949
Earnings per common share from continuing operations
Basic	$0.97	$1.00
Diluted	0.96	0.99
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
The pro forma financial information in the three and nine months ended December 2020 excludes $30.6 million of expenses related to Supreme's transaction and deal-related costs, including employee compensation costs and accelerated vesting of stock options, which are directly attributable to the transaction.
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
On June 28, 2021, VF completed the sale of the Occupational Workwear business. The Company received proceeds of $616.5 million, net of cash sold, resulting in an estimated after-tax gain on sale of $145.6 million, which is included in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the nine months ended December 2021, and is subject to working capital and other adjustments.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations were income of $170.3 million (including an estimated after-tax gain on sale of $145.6 million) for the nine months ended December 2021, and income of $19.6 million and $25.2 million for the three and nine months ended December 2020, respectively.
Under the terms of a transition services agreement, the Company will provide certain support services for periods generally up to 12 months from the closing date of the transaction.
15 VF Corporation Q3 FY22 Form 10-Q

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Occupational Workwear business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2021	2020	2021	2020
Net revenues	$—	$176,464	$181,424	$464,107
Cost of goods sold	—	115,801	117,193	330,418
Selling, general and administrative expenses	—	35,576	38,735	103,743
Interest income, net	—	68	194	541
Other income (expense), net	—	22	6	101
Income from discontinued operations before income taxes	—	25,177	25,696	30,588
Gain on the sale of discontinued operations before income taxes	—	—	133,571	—
Total income from discontinued operations before income taxes	—	25,177	159,267	30,588
Income tax expense (benefit) (a)	—	5,596	(11,006)	5,402
Income from discontinued operations, net of tax	$—	$19,581	$170,273	$25,186
(a)Income tax benefit for the nine months ended December 2021 includes $12.0 million of deferred tax benefit related to capital and other losses realized upon the sale of the Occupational Workwear business.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as of March 2021 and December 2020.

(In thousands)	March 2021	December 2020
Cash and equivalents	$34,132	$18,771
Accounts receivable, net	103,835	91,554
Inventories	245,227	242,204
Other current assets	8,208	12,802
Property, plant and equipment, net	49,394	48,605
Intangible assets, net	54,471	54,472
Goodwill	43,530	43,530
Operating lease right-of-use assets	43,220	42,930
Other assets	5,561	5,780
Total assets of discontinued operations	$587,578	$560,648

Accounts payable	$59,965	$50,434
Accrued liabilities	38,956	34,470
Operating lease liabilities	31,301	33,073
Other liabilities	3,863	6,303
Deferred income tax liabilities (a)	(8,828)	(4,095)
Total liabilities of discontinued operations	$125,257	$120,185
(a)Deferred income tax balances reflect VF's consolidated netting by jurisdiction.
NOTE 6 — INVENTORIES

(In thousands)	December 2021	March 2021	December 2020
Finished products	$1,218,099	$983,472	$1,008,796
Work-in-process	49,933	54,386	55,352
Raw materials	19,178	23,981	11,835
Total inventories	$1,287,210	$1,061,839	$1,075,983
VF Corporation Q3 FY22 Form 10-Q 16

NOTE 7 — INTANGIBLE ASSETS

			December 2021			March 2021
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$268,018	$159,541	$108,477	$121,641
Indefinite-lived intangible assets:
Trademarks and trade names					2,902,040	2,907,904
Intangible assets, net					$3,010,517	$3,029,545
Amortization expense for the three and nine months ended December 2021 was $3.8 million and $11.9 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2022 is $15.3 million, $14.3 million, $13.8 million, $13.3 million and $12.3 million, respectively.
NOTE 8 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2021	$665,278	$1,645,769	$114,380	$2,425,427
Measurement period adjustment to Supreme acquisition (Note 4)	—	(717)	—	(717)
Currency translation	(3,173)	(12,011)	(266)	(15,450)
Balance, December 2021	$662,105	$1,633,041	$114,114	$2,409,260
Accumulated impairment charges for the Outdoor segment were $323.2 million as of December 2021 and March 2021. No impairment charges were recorded during the nine months ended December 2021.
NOTE 9 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and impairment. Components of lease cost were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2021	2020	2021	2020
Operating lease cost	$105,888	$110,970	$329,548	$326,501
Other lease costs	34,092	19,336	84,522	53,906
Total lease cost	$139,980	$130,306	$414,070	$380,407

During the nine months ended December 2021 and 2020, the Company paid $357.9 million and $289.4 million of cash for operating leases, respectively. The increase was primarily driven by the timing of payments and lease concessions related to the effects of COVID-19 in the nine months ended December 2020. During the nine months ended December 2021 and 2020, the Company obtained $147.2 million and $506.7 million of right-of-use assets in exchange for lease liabilities, respectively. The decrease was primarily driven by the commencement of a new distribution center lease during the nine months ended December 2020.
17 VF Corporation Q3 FY22 Form 10-Q

NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Revolving Credit Facility
In November 2021, VF entered into a $2.25 billion senior unsecured revolving line of credit (the "Global Credit Facility") that expires November 2026. The Global Credit Facility replaced VF's $2.25 billion revolving facility which was scheduled to expire in December 2023. VF may request an unlimited number of one year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including share repurchases and acquisitions. Borrowings under the Global Credit Facility are priced at a credit spread of 91.0 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 9.0 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated net indebtedness to consolidated net capitalization ratio. The consolidated net indebtedness to consolidated net capitalization ratio financial covenant, as of the last day of any fiscal quarter, cannot be greater than 0.70 to 1.00 through the last day of the fiscal quarter ending April 1, 2023, then 0.65 to 1.00 through the last day of the fiscal quarter ending March 30, 2024, and 0.60 to 1.00 thereafter. The calculation of consolidated net indebtedness (and, thereby consolidated net capitalization) is net of unrestricted cash of VF and its subsidiaries. As of December 2021, VF was in compliance with all covenants.
Redemption
In December 2021, VF completed an early redemption of $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022. The redemption price was equal to the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at 38.7 basis points, which resulted in a make-whole premium of $3.2 million. Additionally, in connection with the redemption, $0.5 million of unamortized original issue discount and debt issuance costs were recognized. The make-whole premium and amortization were recorded in the loss on debt extinguishment line item in the Consolidated Statements of Operations in the three and nine months ended December 2021.
Supply Chain Financing Program
During the three months ended December 2021, VF began offering a voluntary supply chain finance ("SCF") program that enables certain suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. The amount financed by suppliers and outstanding under this program is primarily included in the short-term borrowings line item in VF's Consolidated Balance Sheet and was $99.0 million at December 2021. Invoices selected for financing by the suppliers are primarily reported as operating cash outflows and financing cash inflows. Payments made by VF to the banks to settle the invoices on the originally scheduled payment dates are primarily reflected as financing cash outflows. Subsequent to the quarter end, VF decided to temporarily suspend the SCF program to implement certain modifications to the program.
NOTE 11 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2021	2020	2021	2020
Service cost – benefits earned during the period	$3,547	$3,837	$10,737	$11,252
Interest cost on projected benefit obligations	9,332	11,764	28,174	35,693
Expected return on plan assets	(19,347)	(20,586)	(58,100)	(61,696)
Settlement charges	5,660	544	6,684	1,116
Amortization of deferred amounts:
Net deferred actuarial losses	2,858	3,020	8,569	8,781
Deferred prior service credits	(117)	(19)	(352)	(53)
Net periodic pension cost (income)	$1,933	$(1,440)	$(4,288)	$(4,907)
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.

VF Corporation Q3 FY22 Form 10-Q 18

VF has reported the service cost component of net periodic pension cost (income) in operating income and the other components, which include interest cost, expected return on plan assets, settlement charges and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $23.2 million to its defined benefit plans during the nine months ended December 2021, and intends to make approximately $10.3 million of contributions during the remainder of Fiscal 2022.
VF recorded $5.7 million and $6.7 million in settlement charges in the other income (expense), net line item in the Consolidated
Statements of Operations for the three and nine months ended December 2021, respectively, as well as $0.5 million and $1.1 million for the three and nine months ended December 2020, respectively. The settlement charges related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate. The discount rate used to determine the supplemental defined benefit pension obligation as of December 2021, September 2021 and June 2021 was 2.96%, 2.91% and 2.90%, respectively.
NOTE 12 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
During the nine months ended December 2021, the Company purchased 4.0 million shares of Common Stock in open market transactions for $300.0 million under its share repurchase program authorized by VF’s Board of Directors. These transactions are treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the nine months ended December 2021, VF restored 4.0 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of December 2021, March 2021 or December 2020. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and specified components of other comprehensive income (“OCI”), which relate to changes in assets and liabilities that are not included in net income under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income. The deferred components of OCI are reported, net of related income taxes, in accumulated OCI in stockholders’ equity, as follows:

(In thousands)	December 2021	March 2021	December 2020
Foreign currency translation and other	$(712,831)	$(700,173)	$(663,863)
Defined benefit pension plans	(248,971)	(257,747)	(264,966)
Derivative financial instruments	24,345	(51,080)	(67,134)
Accumulated other comprehensive income (loss)	$(937,457)	$(1,009,000)	$(995,963)
The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended December 2021
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2021	$(687,120)	$(255,635)	$1,921	$(940,834)
Other comprehensive income (loss) before reclassifications	(25,711)	383	11,961	(13,367)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,281	10,463	16,744
Net other comprehensive income (loss)	(25,711)	6,664	22,424	3,377
Balance, December 2021	$(712,831)	$(248,971)	$24,345	$(937,457)
19 VF Corporation Q3 FY22 Form 10-Q

	Three Months Ended December 2020
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2020	$(700,137)	$(264,304)	$4,783	$(959,658)
Other comprehensive income (loss) before reclassifications	36,274	(3,541)	(68,373)	(35,640)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,879	(3,544)	(665)
Net other comprehensive income (loss)	36,274	(662)	(71,917)	(36,305)
Balance, December 2020	$(663,863)	$(264,966)	$(67,134)	$(995,963)

	Nine Months Ended December 2021
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2021	$(700,173)	$(257,747)	$(51,080)	$(1,009,000)
Other comprehensive income (loss) before reclassifications	(12,658)	(2,355)	35,973	20,960
Amounts reclassified from accumulated other comprehensive income (loss)	—	11,131	39,452	50,583
Net other comprehensive income (loss)	(12,658)	8,776	75,425	71,543
Balance, December 2021	$(712,831)	$(248,971)	$24,345	$(937,457)

	Nine Months Ended December 2020
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2020	$(737,709)	$(262,472)	$69,223	$(930,958)
Other comprehensive income (loss) before reclassifications	31,482	(10,183)	(106,972)	(85,673)
Amounts reclassified from accumulated other comprehensive income (loss)	42,364	7,689	(29,385)	20,668
Net other comprehensive income (loss)	73,846	(2,494)	(136,357)	(65,005)
Balance, December 2020	$(663,863)	$(264,966)	$(67,134)	$(995,963)
VF Corporation Q3 FY22 Form 10-Q 20

Reclassifications out of accumulated OCI were as follows:

(In thousands)		Three Months Ended December		Nine Months Ended December
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations

		2021	2020	2021	2020
Losses on foreign currency translation and other:
Liquidation of foreign entities	Other income (expense), net	$—	$—	$—	$(42,364)
Total before tax		—	—	—	(42,364)
Tax (expense) benefit		—	—	—	—
Net of tax		—	—	—	(42,364)
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(2,858)	(3,020)	(8,569)	(8,781)
Deferred prior service credits	Other income (expense), net	117	19	352	53
Pension settlement charges	Other income (expense), net	(5,660)	(544)	(6,684)	(1,116)
Total before tax		(8,401)	(3,545)	(14,901)	(9,844)
Tax benefit		2,120	666	3,770	2,155
Net of tax		(6,281)	(2,879)	(11,131)	(7,689)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(9,284)	4,048	(16,045)	6,354
Foreign exchange contracts	Cost of goods sold	(3,974)	224	(26,644)	25,372
Foreign exchange contracts	Selling, general and administrative expenses	688	586	(418)	2,934
Foreign exchange contracts	Other income (expense), net	104	(613)	(2,958)	1,190
Interest rate contracts	Interest expense	27	26	81	80
Total before tax		(12,439)	4,271	(45,984)	35,930
Tax (expense) benefit		1,976	(727)	6,532	(6,545)
Net of tax		(10,463)	3,544	(39,452)	29,385
Total reclassifications for the period, net of tax		$(16,744)	$665	$(50,583)	$(20,668)
NOTE 13 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the nine months ended December 2021, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 1,504,707 shares of its Common Stock at a weighted average exercise price of $77.76 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Nine Months Ended December 2021
Expected volatility	28% to 41%
Weighted average expected volatility	36%
Expected term (in years)	6.1 to 7.9
Weighted average dividend yield	2.6%
Risk-free interest rate	0.04% to 1.63%
Weighted average fair value at date of grant	$20.19

During the nine months ended December 2021, VF granted 324,448 performance-based restricted stock units ("RSUs") to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The weighted average fair market value of VF Common Stock at the dates the units were granted was $77.77 per share. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-
21 VF Corporation Q3 FY22 Form 10-Q

year performance period. The financial targets include 50% weighting based on VF's revenue growth over the three-year period compared to a group of industry peers and 50% weighting based on VF's total shareholder return ("TSR") over the three-year period compared to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR portion of the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $101.56 per share. Additionally, the actual number of performance-based RSUs earned may be adjusted upward or downward by 25% of the target award, based on VF's gross margin performance over the three-year period.
During the nine months ended December 2021, VF granted 12,023 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $77.78 per share.
In addition, VF granted 399,461 nonperformance-based RSUs to employees during the nine months ended December 2021. These units generally vest over periods of up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $77.67 per share.
VF also granted 31,214 restricted shares of VF Common Stock to certain members of management during the nine months ended December 2021. These shares vest over periods of up to four years from the date of grant. The fair market value of VF Common Stock at the date the shares were granted was $77.78 per share.
NOTE 14 — INCOME TAXES

The effective income tax rate for the nine months ended December 2021 was 16.0% compared to 20.2% in the 2020 period. The nine months ended December 2021 included a net discrete tax expense of $43.7 million, which included a $92.3 million net tax expense related to unrecognized tax benefits and interest, a $9.6 million net tax benefit related to return to accrual adjustments, a $35.2 million net tax benefit related to withholding taxes on prior foreign earnings, a $1.7 million tax benefit related to stock compensation, and a $2.4 million net tax benefit related to tax rate change on deferred tax items. Excluding the $43.7 million net discrete tax expense in the 2021 period, the effective income tax rate would have been 12.8%. The nine months ended December 2020 included a net discrete tax expense of $3.7 million, which included a $15.2 million net tax expense related to unrecognized tax benefits and interest, a $2.3 million tax benefit related to stock compensation, a $4.9 million net tax benefit related to return to accrual adjustments, and a $4.3 million net tax benefit related to withholding taxes on prior foreign earnings. Excluding the $3.7 million net discrete tax expense in the 2020 period, the effective income tax rate would have been 19.2%. Without discrete items, the effective income tax rate for the nine months ended December 2021 decreased by 6.4% compared with the 2020 period primarily due to losses generated in the prior year and more favorable expectations to utilize foreign tax credits generated in the current year.
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
During the nine months ended December 2021, the amount of net unrecognized tax benefits and associated interest increased by $98.9 million to $289.1 million, which includes an $87.1 million increase in the three months ended December 2021 resulting from updated estimates related to intellectual property transfers completed in a prior period. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $270.4 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $10.6 million would reduce income tax expense.
VF Corporation Q3 FY22 Form 10-Q 22

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
Financial information for VF's reportable segments is as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2021	2020	2021	2020
Segment revenues:
Outdoor	$1,928,427	$1,571,043	$4,052,802	$3,066,678
Active	1,410,577	1,127,121	4,104,818	2,898,639
Work	285,101	270,182	858,999	686,163
Other	279	3,195	557	4,678
Total segment revenues	$3,624,384	$2,971,541	$9,017,176	$6,656,158
Segment profit (loss):
Outdoor	$450,432	$311,767	$662,761	$283,531
Active	254,497	201,373	809,708	467,632
Work	47,672	16,900	150,649	13,672
Other	(44)	(4,435)	(696)	(9,322)
Total segment profit	752,557	525,605	1,622,422	755,513
Corporate and other expenses	(74,210)	(107,122)	(166,115)	(297,434)
Interest expense, net	(33,388)	(31,776)	(100,533)	(90,656)
Loss on debt extinguishment	(3,645)	—	(3,645)	—
Income from continuing operations before income taxes	$641,314	$386,707	$1,352,129	$367,423
NOTE 16 — EARNINGS PER SHARE

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2021	2020	2021	2020
Earnings per share – basic:
Income from continuing operations	$517,801	$327,659	$1,135,826	$293,163
Weighted average common shares outstanding	390,430	389,872	391,187	389,262
Earnings per share from continuing operations	$1.33	$0.84	$2.90	$0.75
Earnings per share – diluted:
Income from continuing operations	$517,801	$327,659	$1,135,826	$293,163
Weighted average common shares outstanding	390,430	389,872	391,187	389,262
Incremental shares from stock options and other dilutive securities	2,065	2,979	2,360	2,345
Adjusted weighted average common shares outstanding	392,495	392,851	393,547	391,607
Earnings per share from continuing operations	$1.32	$0.83	$2.89	$0.75
Outstanding options to purchase approximately 2.8 million shares were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2021, and outstanding options to purchase approximately 1.5 million and 4.1 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2020, respectively, because the effect of their inclusion would have been anti-dilutive.
In addition, 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2021, and 0.8 million and 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2020, respectively, because these units were not considered to be contingent outstanding shares in those periods.
23 VF Corporation Q3 FY22 Form 10-Q

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
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
December 2021
Financial assets:
Cash equivalents:
Money market funds	$346,657	$346,657	$—	$—
Time deposits	305,576	305,576	—	—
Derivative financial instruments	57,466	—	57,466	—
Deferred compensation	139,551	139,551	—	—
Financial liabilities:
Derivative financial instruments	32,987	—	32,987	—
Deferred compensation	145,399	—	145,399	—
Contingent consideration	49,000	—	—	49,000
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2021
Financial assets:
Cash equivalents:
Money market funds	$216,591	$216,591	$—	$—
Time deposits	102,914	102,914	—	—
Short-term investments	598,806	598,806	—	—
Derivative financial instruments	13,257	—	13,257	—
Deferred compensation	141,072	141,072	—	—
Financial liabilities:
Derivative financial instruments	74,255	—	74,255	—
Deferred compensation	150,713	—	150,713	—
Contingent consideration	207,000	—	—	207,000
(a)There were no transfers among the levels within the fair value hierarchy during the nine months ended December 2021 or the year ended March 2021.
The following table presents the changes in fair value of the contingent consideration liability designated as Level 3:

(In thousands)	Three Months Ended December 2021	Nine Months Ended December 2021
Beginning Balance	$99,000	$207,000
Change in fair value	(50,000)	(158,000)
Ending Balance	$49,000	$49,000

VF Corporation Q3 FY22 Form 10-Q 24

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
The contingent consideration liability represents the estimated amount of additional cash consideration to be paid to the selling shareholders of Supreme, which is dependent upon the achievement of certain financial targets over the one-year earn-out period ending January 31, 2022. The estimated fair value of the contingent consideration liability, which could range from zero to $300.0 million, was $207.0 million as of March 2021. The contingent consideration liability is remeasured at fair value with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. As of December 2021, the fair value of the contingent consideration liability was remeasured to an estimated fair value of $49.0 million based on the probability-weighted present value of various future cash payment outcomes resulting from the estimated achievement levels of the financial targets. Refer to Note 4 for additional information on the acquisition of Supreme.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2021 and March 2021, their carrying values approximated fair value. Additionally, at December 2021 and March 2021, the carrying values of VF’s long-term debt, including the current portion, were $5,147.3 million and $5,710.2 million, respectively, compared with fair values of $5,383.7 million and $6,017.3 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.8 billion at December 2021 and $2.5 billion at both March 2021 and December 2020, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Swedish krona, South Korean won, Polish zloty, Japanese yen and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2021	March 2021	December 2020	December 2021	March 2021	December 2020
Foreign currency exchange contracts designated as hedging instruments	$55,000	$12,301	$12,457	$(32,660)	$(73,087)	$(96,437)
Foreign currency exchange contracts not designated as hedging instruments	2,466	956	3,752	(327)	(1,168)	(1,398)
Total derivatives	$57,466	$13,257	$16,209	$(32,987)	$(74,255)	$(97,835)
25 VF Corporation Q3 FY22 Form 10-Q

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

	December 2021		March 2021		December 2020

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$57,466	$(32,987)	$13,257	$(74,255)	$16,209	$(97,835)
Gross amounts not offset in the Consolidated Balance Sheets	(22,964)	22,964	(13,246)	13,246	(16,209)	16,209
Net amounts	$34,502	$(10,023)	$11	$(61,009)	$—	$(81,626)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	December 2021	March 2021	December 2020
Other current assets	$50,298	$7,440	$15,510
Accrued liabilities	(28,326)	(66,351)	(77,317)
Other assets	7,168	5,817	699
Other liabilities	(4,661)	(7,904)	(20,518)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, production costs, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended December		Gain (Loss) on Derivatives Recognized in OCI Nine Months Ended December

Cash Flow Hedging Relationships	2021	2020	2021	2020
Foreign currency exchange	$14,185	$(82,491)	$43,983	$(129,817)

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended December		Gain (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended December

Location of Gain (Loss)	2021	2020	2021	2020
Net revenues	$(9,284)	$4,048	$(16,045)	$6,354
Cost of goods sold	(3,974)	224	(26,644)	25,372
Selling, general and administrative expenses	688	586	(418)	2,934
Other income (expense), net	104	(613)	(2,958)	1,190
Interest expense	27	26	81	80
Total	$(12,439)	$4,271	$(45,984)	$35,930

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
The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three and nine months ended December 2021 and December 2020.
Other Derivative Information
At December 2021, accumulated OCI included $13.4 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
VF Corporation Q3 FY22 Form 10-Q 26

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
During the three and nine-month periods ended December 2021, the Company recognized an after-tax gain of $29.1 million and $51.7 million, respectively, in OCI related to the net investment hedge transaction, and an after-tax loss of $79.2 million and $150.8 million for the three and nine-month periods ended December 2020, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
NOTE 19 — RESTRUCTURING
The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three and nine months ended December 2021, VF recognized $3.6 million and $11.4 million, respectively, of restructuring charges, related to approved initiatives. Of the restructuring charges recognized in the three and nine months ended December 2021, $3.5 million and $9.8 million were reflected in selling, general and administrative expenses, respectively, and $0.1 million and $1.6 million in cost of goods sold, respectively.
The Company has not recognized any significant incremental costs related to accruals for the year ended March 2021 or prior periods.
Of the $31.1 million total restructuring accrual at December 2021, $30.1 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $1.0 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2021	2020	2021	2020
Severance and employee-related benefits	$3,056	$24,545	$7,352	$52,937
Asset impairments	—	—	—	10,557
Accelerated depreciation	590	3,429	4,057	10,093
Inventory write-downs	—	7,115	—	7,115
Contract termination and other	—	3,107	—	3,324
Total restructuring charges	$3,646	$38,196	$11,409	$84,026
Restructuring costs by business segment are as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2021	2020	2021	2020
Outdoor	$1,529	$2,676	$4,206	$9,271
Active	—	3,275	1,008	3,938
Work	1,527	8,409	2,315	27,216
Other	590	23,836	3,880	43,601
Total	$3,646	$38,196	$11,409	$84,026
The activity in the restructuring accrual for the nine-month period ended December 2021 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2021	$59,810	$6,944	$66,754
Charges	7,352	—	7,352
Cash payments and settlements	(36,130)	(5,680)	(41,810)
Adjustments to accruals	(970)	(40)	(1,010)
Impact of foreign currency	(155)	(80)	(235)
Accrual at December 2021	$29,907	$1,144	$31,051
27 VF Corporation Q3 FY22 Form 10-Q

NOTE 20 — CONTINGENCIES

The Company petitioned the U.S. Tax Court to resolve an IRS dispute regarding the timing of income inclusion associated with the 2011 Timberland acquisition. The Company remains confident in our timing and treatment of the income inclusion, and therefore this matter is not reflected in our consolidated financial statements. We are vigorously defending our position, and do not expect the resolution to have a material adverse impact on the Company's financial position, results of operations or cash flows. While the IRS argues immediate income inclusion, the Company's position is to include the income over a period of years. As the matter relates to 2011, nearly half of the timing at dispute has passed with the Company including the income, and paying the related tax, on our income tax returns. The Company notes that should the IRS prevail in this timing matter, the net interest expense would be up to $196.7 million. Further, this timing matter is impacted by the Tax Cuts and Jobs Act that reduced the U.S. corporate income tax rate from 35% to 21%. If the IRS is successful, this rate differential would increase tax expense by approximately $136.3 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of any particular proceeding is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 21 — SUBSEQUENT EVENT

On January 25, 2022, VF’s Board of Directors declared a quarterly cash dividend of $0.50 per share, payable on March 21, 2022 to stockholders of record on March 10, 2022.
VF Corporation Q3 FY22 Form 10-Q 28

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 4, 2021 through April 2, 2022 ("Fiscal 2022"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2022. For presentation purposes herein, all references to periods ended December 2021 and December 2020 relate to the fiscal periods ended on January 1, 2022 and December 26, 2020, respectively. References to March 2021 relate to information as of April 3, 2021.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers.
References to the three and nine months ended December 2021 foreign currency amounts below reflect the changes in foreign exchange rates from the three and nine months ended December 2020 and their impact on translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On December 28, 2020, VF acquired 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme"). The business results for Supreme have been included in the Active segment.
All references to contributions from acquisition below represent the operating results of Supreme for the three and nine months ended December 2021. Refer to Note 4 to VF's consolidated financial statements for additional information on the acquisition.
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
At the beginning of the third quarter of Fiscal 2022, all VF-operated retail stores in North America were open and remained open during the quarter. In the Europe region, all VF-operated stores were open at the beginning of the third quarter of Fiscal 2022; however, approximately 6% of stores reclosed by the end of the third quarter. In the Asia-Pacific region, nearly all VF-operated stores were open at the beginning of the third quarter of Fiscal 2022, and all stores were open by the end of the third quarter. In comparison, at the beginning of the third quarter of
29 VF Corporation Q3 FY22 Form 10-Q

Fiscal 2021, approximately 95% of the VF-operated retail stores in North America were open, however due to stores that reclosed, approximately 85% of stores were open at the end of the third quarter of Fiscal 2021. In the Europe region, nearly all VF-operated retail stores were open at the beginning of the third quarter of Fiscal 2021, however due to stores that reclosed, approximately 50% of stores were open at the end of the third quarter of Fiscal 2021. During the third quarter of Fiscal 2021, nearly all of the VF-operated retail stores in the Asia-Pacific regions were open.
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
COVID-19 has also impacted some of VF's suppliers, including third-party manufacturers, logistics providers and other vendors. At this time, the majority of VF's supply chain is operational. Suppliers are complying with local health advisories and governmental restrictions which has resulted in product delays. The resurgence of COVID-19 lockdowns in key sourcing countries has resulted in additional manufacturing capacity constraints during Fiscal 2022; however, the situation has improved over time. Additionally, Fiscal 2022 has been impacted by continued port congestion, lengthened transit times, equipment availability and other logistics challenges. These issues have caused significant product delays, which has resulted in challenges to timely meet customer demand in Fiscal 2022. VF is working with its suppliers to minimize disruption and is employing expedited freight as needed. VF's distribution centers are operational in accordance with local government guidelines while maintaining enhanced health and safety protocols.
The COVID-19 pandemic is ongoing and dynamic in nature, and has driven global uncertainty and disruption. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect ongoing disruption to our business.

Enterprise Protection Strategy
VF has taken a number of actions to advance its Enterprise Protection Strategy in response to the COVID-19 pandemic.
At December 2021, VF had approximately $1.3 billion of cash and equivalents. Additionally, VF had approximately $2.2 billion available for borrowing against its Global Credit Facility, subject to certain restrictions.
Actions VF has taken to support its business in response to the COVID-19 pandemic included the Company's decision to temporarily pause its share repurchase program on April 7, 2020. The Company decided to reinstate the program during the third quarter of Fiscal 2022 and completed $300.0 million of repurchases during the period, which leaves VF with $2.5 billion remaining under its share repurchase authorization. The Company paid cash dividends of $0.50 per share and $1.48 per share during the three and nine months ended December 2021, respectively, and has declared a cash dividend of $0.50 per share that is payable in the fourth quarter of Fiscal 2022. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend.
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

HIGHLIGHTS OF THE THIRD QUARTER OF FISCAL 2022

•Revenues were up 22% to $3.6 billion compared to the three months ended December 2020, including the recovery from the negative impact of COVID-19 on the prior year period and a 7% contribution from the Supreme acquisition.
•Outdoor segment revenues increased 23% to $1.9 billion compared to the three months ended December 2020.
•Active segment revenues increased 25% to $1.4 billion compared to the three months ended December 2020, including a $193.2 million (17%) contribution from the
Supreme acquisition and a 1% unfavorable impact from foreign currency.
•Work segment revenues increased 6% to $285.1 million compared to the three months ended December 2020, including a 1% favorable impact from foreign currency.
•Direct-to-consumer revenues were up 30% over the 2020 period, including a 13% contribution from the Supreme acquisition. E-commerce revenues increased 21% in the current period, including an 18% contribution from the Supreme acquisition. Direct-to-consumer revenues
VF Corporation Q3 FY22 Form 10-Q 30

accounted for 55% of VF's net revenues for the three months ended December 2021.
•International revenues increased 19% compared to the three months ended December 2020, including a 1% unfavorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues decreased 6%, including a 3% favorable impact from foreign currency. International revenues represented 46% of VF's net revenues for the three months ended December 2021.
•Gross margin increased 140 basis points to 56.1% compared to the three months ended December 2020, primarily driven by reduced promotional activity, which was partially offset by increased expedited freight costs.
•Earnings per share was $1.32 compared to $0.83 in the 2020 period. The increase was primarily driven by recovery from the negative impact of COVID-19 on the prior year period and contribution from the Supreme acquisition.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and nine months ended December 2021 from the comparable periods in 2020:

(In millions)	Three Months Ended December	Nine Months Ended December
Net revenues — 2020	$2,971.5	$6,656.2
Organic	463.8	1,795.9
Acquisition	193.2	438.5
Impact of foreign currency	(4.1)	126.6
Net revenues — 2021	$3,624.4	$9,017.2

VF reported a 22% and 35% increase in revenues for the three and nine months ended December 2021, respectively, compared to the 2020 periods. The revenue increase in both periods was primarily driven by recovery from the negative impact of COVID-19 on demand and distribution channels in the prior year periods, which included temporary closures of VF-operated retail and VF's wholesale customer stores. These growth rates have been impacted in the current year by supply chain disruption, including port delays, lengthened transit times, logistics challenges and supplier production issues. The three and nine months ended December 2021 also included a $193.2 million (7%) and $438.5 million (6%) contribution from the Supreme acquisition, respectively. The increase in the nine months ended December 2021 also included a 1% favorable impact from foreign currency.
Revenues increased across all regions in the three and nine months ended December 2021. The largest increases were in the United States, Europe and Americas (non-U.S.) regions, which experienced the most significant negative impact of COVID-19 in the prior year periods. Revenues in the Asia-Pacific region in the three and nine months ended December 2021 have been negatively impacted by COVID-19 resurgence, which has caused disruption and consumption pressure in the region, particularly in Greater China.
Revenues increased in both our wholesale and direct-to-consumer channels in the three and nine months ended December 2021. The overall increase in the direct-to-consumer channel was driven by reopenings of our owned retail stores, which had temporary closures in the prior year periods due to COVID-19, and the contribution from the Supreme acquisition during the three and nine months ended December 2021. The overall increase in the wholesale channel also reflects recovery from the negative impact of COVID-19 on the prior year periods.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended December		Nine Months Ended December

	2021	2020	2021	2020
Gross margin (net revenues less cost of goods sold)	56.1%	54.7%	55.3%	52.9%
Selling, general and administrative expenses	37.4	40.8	39.3	45.6
Operating margin	18.7%	13.9%	16.0%	7.3%

Gross margin increased 140 and 240 basis points in the three and nine months ended December 2021, respectively, compared to the 2020 periods. The increase in both periods was primarily driven by higher levels of full-price sales as increased promotional activity was used to clear elevated inventory levels relative to demand in the prior year periods, primarily due to the negative impact of COVID-19. The three and nine months ended
December 2021 also included a 20 and 30 basis point contribution from the Supreme acquisition, respectively. The increase in gross margin in both periods was partially offset by expedited freight costs, which were a direct result of the supply chain disruption.
31 VF Corporation Q3 FY22 Form 10-Q

Selling, general and administrative expenses as a percentage of total revenues decreased during both the three and nine months ended December 2021 compared to the 2020 periods, primarily reflecting leverage of operating expenses due to increased revenues compared to the prior year periods, which were negatively impacted by COVID-19. Selling, general and administrative expenses increased $138.8 million and $513.1 million in the three and nine months ended December 2021, respectively, compared to the 2020 periods, primarily due to cost controls taken in the prior year periods in response to COVID-19 and payroll relief in the prior year periods from the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and other governmental packages. The Company recognized $8.3 million and $76.0 million during the three and nine months ended December 2020, respectively, as a result of relief from the CARES Act and other governmental packages. The increase in both periods was also due to continued investments in direct-to-consumer and digital strategic growth initiatives, advertising expenses, higher distribution spending and the impact from Supreme. The increases in the three and nine months ended December 2021 were partially offset by a $50.0 million and $158.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition, which were recognized in the selling, general and administrative expense line item during the three and nine months ended December 2021, respectively.
Net interest expense increased $1.6 million and $9.9 million during the three and nine months ended December 2021, respectively, compared to the 2020 periods. The increase in net interest expense in both the three and nine months ended December 2021 was primarily due to lower invested balances and lower investment interest rates. Total outstanding debt averaged $5.7 billion for both the nine months ended December 2021 and 2020, with a weighted average interest rate of 2.1% for both periods.
Loss on debt extinguishment of $3.6 million was recorded in the three and nine months ended December 2021 as a result of the early redemption of $500.0 million in aggregate principal amount of VF's outstanding 2.050% Senior Notes due April 2022.
Other income (expense), net decreased $6.6 million and increased $43.6 million during the three and nine months ended December 2021, respectively, compared to the 2020 periods. The decrease in the three months ended December 2021 was primarily due to higher pension benefit costs driven by an increase in settlement charges. The increase in the nine months ended December 2021 was primarily due to a $42.4 million expense recorded in the three months ended June 2020 related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America.
The effective income tax rate for the nine months ended December 2021 was 16.0% compared to 20.2% in the 2020 period. The nine months ended December 2021 included a net discrete tax expense of $43.7 million, which included a $92.3 million net tax expense related to unrecognized tax benefits and interest, a $9.6 million net tax benefit related to return to accrual adjustments, a $35.2 million net tax benefit related to withholding taxes on prior foreign earnings, a $1.7 million tax benefit related to stock compensation, and a $2.4 million net tax benefit related to tax rate change on deferred tax items. Excluding the $43.7 million net discrete tax expense in the 2021 period, the effective income tax rate would have been 12.8%. The nine months ended December 2020 included a net discrete tax expense of $3.7 million, which included a $15.2 million net tax expense related to unrecognized tax benefits and interest, a $2.3 million tax benefit related to stock compensation, a $4.9 million net tax benefit related to return to accrual adjustments and a $4.3 million net tax benefit related to withholding taxes on prior foreign earnings. Excluding the $3.7 million net discrete tax expense in the 2020 period, the effective income tax rate would have been 19.2%. Without discrete items, the effective income tax rate for the nine months ended December 2021 decreased by 6.4% compared with the 2020 period primarily due to losses generated in the prior year and more favorable expectations to utilize foreign tax credits generated in the current year.
As a result of the above, income from continuing operations in the three months ended December 2021 was $517.8 million ($1.32 per diluted share) compared to $327.7 million ($0.83 per diluted share) in the 2020 period, and income from continuing operations in the nine months ended December 2021 was $1.1 billion ($2.89 per diluted share) compared to $293.2 million ($0.75 per diluted share) in the 2020 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

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
VF Corporation Q3 FY22 Form 10-Q 32

The following tables present a summary of the changes in segment revenues and profit in the three and nine months ended December 2021 from the comparable periods in 2020 and revenues by region for our Top 4 brands for the three and nine months ended December 2021 and 2020:
Segment Revenues:

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2020	$1,571.0	$1,127.1	$270.2	$3.2	$2,971.5
Organic	358.2	94.3	14.2	(2.9)	463.8
Acquisition	—	193.2	—	—	193.2
Impact of foreign currency	(0.8)	(4.0)	0.7	—	(4.1)
Segment revenues — 2021	$1,928.4	$1,410.6	$285.1	$0.3	$3,624.4

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2020	$3,066.7	$2,898.6	$686.2	$4.7	$6,656.2
Organic	931.9	704.8	163.3	(4.1)	1,795.9
Acquisition	—	438.5	—	—	438.5
Impact of foreign currency	54.2	62.9	9.5	—	126.6
Segment revenues — 2021	$4,052.8	$4,104.8	$859.0	$0.6	$9,017.2

Segment Profit (Loss):

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2020	$311.8	$201.4	$16.9	$(4.5)	$525.6
Organic	135.8	0.8	30.7	4.5	171.8
Acquisition	—	53.7	—	—	53.7
Impact of foreign currency	2.8	(1.4)	0.1	—	1.5
Segment profit (loss) — 2021	$450.4	$254.5	$47.7	$—	$752.6

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2020	$283.5	$467.6	$13.7	$(9.3)	$755.5
Organic	371.4	235.5	134.7	8.6	750.2
Acquisition	—	93.2	—	—	93.2
Impact of foreign currency	7.9	13.4	2.2	—	23.5
Segment profit (loss) — 2021	$662.8	$809.7	$150.6	$(0.7)	$1,622.4
33 VF Corporation Q3 FY22 Form 10-Q

Top Brand Revenues:
	Three Months Ended December 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$645.8	$620.6	$274.1	$149.6	$1,690.1
International:
Europe	194.6	415.7	204.6	18.6	833.5
Asia-Pacific	148.9	146.4	84.5	37.4	417.2
Americas (non-U.S.)	71.2	57.6	30.1	5.8	164.7
Global	$1,060.5	$1,240.3	$593.3	$211.4	$3,105.5

	Three Months Ended December 2020
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$593.5	$518.2	$232.6	$112.7	$1,457.0
International:
Europe	159.4	297.1	180.2	31.3	668.0
Asia-Pacific	178.8	113.6	94.6	51.9	438.9
Americas (non-U.S.)	50.3	43.2	28.9	6.5	128.9
Global	$982.0	$972.1	$536.3	$202.4	$2,692.8

	Nine Months Ended December 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$1,805.1	$1,211.5	$644.0	$455.2	$4,115.8
International:
Europe	669.6	852.4	472.2	58.2	2,052.4
Asia-Pacific	492.9	303.1	181.8	111.6	1,089.4
Americas (non-U.S.)	203.1	123.2	90.1	15.7	432.1
Global	$3,170.7	$2,490.2	$1,388.1	$640.7	$7,689.7

	Nine Months Ended December 2020
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$1,378.0	$960.5	$459.1	$305.0	$3,102.6
International:
Europe	484.7	559.3	396.5	74.6	1,515.1
Asia-Pacific	482.3	233.7	194.2	120.2	1,030.4
Americas (non-U.S.)	130.3	82.9	64.5	17.3	295.0
Global	$2,475.3	$1,836.4	$1,114.3	$517.1	$5,943.1
(a) The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
VF Corporation Q3 FY22 Form 10-Q 34

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Segment revenues	$1,928.4	$1,571.0	22.7%	$4,052.8	$3,066.7	32.2%
Segment profit	450.4	311.8	44.5%	662.8	283.5	133.8%
Operating margin	23.4%	19.8%		16.4%	9.2%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Icebreaker® and Altra®.

Global revenues for Outdoor increased 23% in the three months ended December 2021 compared to 2020, including recovery from the negative impact of COVID-19 on the prior year period. Revenues in the United States increased 22%. Revenues in the Europe region increased 30%, including a 2% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 11%, including a 3% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 21%, including a 4% favorable impact from foreign currency.
Global revenues for Outdoor increased 32% in the nine months ended December 2021 compared to 2020, including a 2% favorable impact due to foreign currency. The overall increase in revenues during the period was driven by recovery from the negative impact of COVID-19 on the prior year period. Revenues in the United States increased 32%. Revenues in the Europe region increased 39%, including a 3% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 13%, including a 5% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 45%, including a 7% favorable impact from foreign currency.
Global revenues for The North Face® brand increased 28% and 36% in the three and nine months ended December 2021, respectively, compared to the 2020 periods. This includes a 1% and 2% favorable impact from foreign currency in the three and nine months ended December 2021, respectively. The overall revenue growth reflects increases in all regions and channels during the three and nine months ended December 2021. The overall growth was led by the Europe region, which increased 40% and 52% in the three and nine months ended December 2021, respectively, including a 1% unfavorable and 3% favorable impact from foreign currency, respectively.
Global revenues for the Timberland® brand increased 11% and 24% in the three and nine months ended December 2021, respectively, compared to the 2020 periods, including a 1% unfavorable and 2% favorable impact from foreign currency in the three and nine months ended December 2021, respectively. The increase in both periods was driven by recovery from the negative impact of COVID-19 on demand and distribution channels in the prior year periods. The overall growth was led by an increase of 20% and 45% in the United States in the three and nine months ended December 2021, respectively. The increase in both periods was partially offset by an 11% and 6% decrease in the Asia-Pacific region during the three and nine months ended December 2021, respectively, including a 1% and 3% favorable impact from foreign currency, respectively. Revenues in the Asia-Pacific region have been negatively impacted by COVID-19 resurgence during both periods.
Global direct-to-consumer revenues for Outdoor increased 20% and 23% in the three and nine months ended December 2021, respectively, compared to the 2020 periods, including a 2% favorable impact from foreign currency in the nine months ended December 2021. The increase in both periods was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in the prior year periods due to COVID-19. Global wholesale revenues increased 26% and 39% in the three and nine months ended December 2021, respectively, compared to the 2020 periods, including a 2% favorable impact from foreign currency in the nine months ended December 2021. The increases reflect recovery from the negative impact of COVID-19 on the prior year periods.
Operating margin increased in the three and nine months ended December 2021 compared to the 2020 periods primarily due to leverage of operating expenses on increased revenues and reduced promotional activity compared to the prior year periods, which were negatively impacted by COVID-19. The increase in both periods was partially offset by expedited freight costs and continued investments in digital strategic growth initiatives. The prior year periods also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

35 VF Corporation Q3 FY22 Form 10-Q

Active

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Segment revenues	$1,410.6	$1,127.1	25.1%	$4,104.8	$2,898.6	41.6%
Segment profit	254.5	201.4	26.4%	809.7	467.6	73.2%
Operating margin	18.0%	17.9%		19.7%	16.1%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak®, JanSport® and Eagle Creek®.

Global revenues for Active increased 25% in the three months ended December 2021 compared to the 2020 period, including a 1% unfavorable impact from foreign currency. Included in these results are revenues from the Supreme acquisition of $193.2 million, which provided a 17% contribution to the overall increase. The overall increase in revenues during the period was driven by recovery from the negative impact of COVID-19 on the prior year period. Revenues in the United States increased 27%, including an 18% contribution from the Supreme acquisition. Revenues in the Europe region increased 30%, including a 3% unfavorable impact from foreign currency and a 12% contribution from the Supreme acquisition. Revenues in the Asia-Pacific region increased 8%, driven by a 1% favorable impact from foreign currency and a 25% contribution from the Supreme acquisition, which were partially offset by a 23% decrease in Greater China primarily due to the negative impact of COVID-19 resurgence. Revenues in the Americas (non-U.S.) region increased 43%.
Global revenues for Active increased 42% in the nine months ended December 2021 compared to the 2020 period, including a 3% favorable impact from foreign currency. Included in these results are revenues from the Supreme acquisition of $438.5 million, which provided a 16% contribution to the overall increase. The overall increase in revenues during the period was driven by recovery from the negative impact of COVID-19 on the prior year period. Revenues in the United States increased 49%, including an 18% contribution from the Supreme acquisition. Revenues in the Europe region increased 39%, including a 3% favorable impact from foreign currency and an 8% contribution from the Supreme acquisition. Revenues in the Asia-Pacific region increased 20%, driven by a 5% favorable impact from foreign currency and a 19% contribution from the Supreme acquisition. Revenues in the Americas (non-U.S.) region increased 54%, including an 8% favorable impact from foreign currency.
Vans® brand global revenues increased 8% and 28% in the three and nine months ended December 2021, respectively, compared to the 2020 periods. This includes a 2% favorable impact from foreign currency in the nine months ended December 2021. The increase in both periods was driven by recovery from the negative impact of COVID-19 on demand and distribution channels in the prior year periods. The overall growth in the three and nine months ended December 2021 was led by an increase of 9% and 31% in the United States, respectively, and an increase of 22% and 38% in the Europe region, respectively, including a 2% unfavorable and 4% favorable impact from foreign currency in the three and nine months ended December 2021, respectively. The increase in the three months ended December 2021 was partially offset by a 17% decrease in the Asia-Pacific region, including a 1% favorable impact from foreign currency, primarily due to the negative impact of COVID-19 resurgence.
Global direct-to-consumer revenues for Active increased 46% and 65% in the three and nine months ended December 2021, respectively, compared to the 2020 periods, including a 2% favorable impact from foreign currency in the nine months ended December 2021. Excluding revenues from the Supreme acquisition, global direct-to-consumer revenues increased 16% and 36% in the three and nine months ended December 2021, respectively, including a 1% unfavorable and 2% favorable impact from foreign currency in the three and nine months ended December 2021, respectively. The increase in both periods was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in the prior year periods due to COVID-19. Global wholesale revenues decreased 4% and increased 16% in the three and nine months ended December 2021, respectively, and included a 1% unfavorable and 2% favorable impact from foreign currency in the respective periods. The increase in the nine months ended December 2021 reflects recovery from the negative impact of COVID-19 on the prior year period.
Operating margin increased in the three and nine months ended December 2021 compared to the 2020 periods The increase in both the three and nine months ended December 2021 was primarily due to leverage of operating expenses on increased revenues and less promotional activity compared to the prior year periods, which was negatively impacted by COVID-19. The increase was partially offset by expedited freight costs and continued investments in digital strategic growth initiatives. The prior year periods also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

VF Corporation Q3 FY22 Form 10-Q 36

Work

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Segment revenues	$285.1	$270.2	5.5%	$859.0	$686.2	25.2%
Segment profit	47.7	16.9	182.1%	150.6	13.7	*
Operating margin	16.7%	6.3%		17.5%	2.0%
*Calculation not meaningful
The Work segment includes the following brands: Dickies® and Timberland PRO®.
Global Work revenues increased 6% in the three months ended December 2021 compared to the 2020 period, including a 1% favorable impact from foreign currency. The increase in revenues during the period was attributed to overall growth in both the Dickies® and Timberland PRO® brands. Revenues in the United States increased 25%. Revenues in the Europe region decreased 42% due to strategic business model changes. Revenues in the Asia-Pacific region decreased 28%, including a 1% favorable impact from foreign currency, driven by declines in Greater China primarily due to the negative impact of COVID-19 resurgence. Revenues in the Americas (non-U.S.) region increased 3%, including a 4% favorable impact from foreign currency.
Global Work revenues increased 25% in the nine months ended December 2021 compared to the 2020 period, including a 1% favorable impact from foreign currency. The increase in revenues during the period was attributed to overall growth in both the Dickies® and Timberland PRO® brands, including recovery from the negative impact of COVID-19 on demand in the prior year period. Revenues in the United States increased 43%. Revenues in the Europe region decreased 24%, including a 2% favorable impact from foreign currency, due to strategic business model changes. Revenues in the Asia-Pacific region decreased 7%, including a 4% favorable impact from foreign currency, driven by declines in Greater China primarily due to the negative impact of COVID-19 resurgence. Revenues in the
Americas (non-U.S.) region increased 15%, including an 8% favorable impact from foreign currency.
Dickies® brand global revenues increased 4% and 24% in the three and nine months ended December 2021, respectively, compared to the 2020 periods, including a 1% favorable impact from foreign currency in the nine months ended December 2021. The growth in the three and nine months ended December 2021 was led by an increase of 33% and 49% in the United States, driven by growth in the wholesale channel and in work-inspired lifestyle products.
Operating margin increased in the three and nine months ended December 2021 compared to the 2020 periods. The increase in the three and nine months ended December 2021 was primarily due to leverage of operating expenses on increased revenues compared to the prior year periods, which were negatively impacted by COVID-19. The increase in both periods was also due to lower cost optimization activity and other charges indirectly related to the strategic review of the Occupational Workwear business in the prior year and other operating efficiency gains. The increase in both periods was partially offset by expedited freight costs and continued investments in digital strategic growth initiatives. The prior year periods also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

Reconciliation of Segment Profit to Income Before Income Taxes

There are three types of costs necessary to reconcile total segment profit, as discussed in the preceding paragraphs, to consolidated income from continuing operations before income taxes. These costs are (i) corporate and other expenses, discussed below, (ii) interest expense, net, and (iii) loss on debt extinguishment, which were both discussed in the “Consolidated Statements of Operations” section.

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Corporate and other expenses	$74.2	$107.1	(30.7)%	$166.1	$297.4	(44.2)%
Interest expense, net	33.4	31.8	5.1%	100.5	90.7	10.9%
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The decrease in the three and nine months ended December 2021 was primarily attributed to a $50.0 million and $158.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition in the three and nine months ended December 2021, respectively. The decrease in both periods was also due to lower charges associated with cost optimization and other activities indirectly related to the strategic review of the Occupational
Workwear business. In addition, the nine months ended December 2020 included a $42.4 million expense related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America. The decrease in the three and nine months ended December 2021 was partially offset by increased technology spending in the current year and lower discretionary spending in the prior year due to cost controls in response to COVID-19. The decrease in the nine months ended December 2021 was partially offset by higher costs related to a transformation initiative for our Asia-Pacific regional operations in the current year.
37 VF Corporation Q3 FY22 Form 10-Q

International Operations

International revenues increased 19% and 30% in the three and nine months ended December 2021, respectively, compared to the 2020 periods driven by recovery from the negative impact of COVID-19 on the prior year periods, and included a 5% and 6% contribution from the Supreme acquisition in the respective periods. Foreign currency had an unfavorable impact of 1% and a favorable impact of 4% on international revenue in the three and nine months ended December 2021, respectively. Revenues in Europe increased 26% and 36% in the three and nine months ended December 2021, respectively, including a 2% unfavorable and 3% favorable impact from foreign currency in the three and nine months ended December 2021, respectively. In the Asia-Pacific region, revenues increased 5% and 14% in the three and nine months ended December 2021, respectively, and included a 10% and 9% contribution from the Supreme acquisition in the respective periods. Foreign currency had a favorable impact of
2% and 4% on Asia-Pacific revenue in the three and nine months ended December 2021, respectively. Revenues in Greater China decreased 6% and increased 5% in the three and nine months ended December 2021, respectively, including a 3% and 6% favorable impact from foreign currency in the three and nine months ended December 2021, respectively. The Asia-Pacific region was negatively impacted by COVID-19 resurgence during the three and nine months ended December 2021. Revenues in the Americas (non-U.S.) region increased 27% and 45% in the three and nine months ended December 2021, respectively, including a 3% and 8% favorable impact from foreign currency in the three and nine months ended December 2021, respectively. International revenues were 46% and 47% of total revenues in the three-month periods ended December 2021 and 2020, respectively, and 47% and 49% of total revenues in the nine-month periods ended December 2021 and 2020, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues increased 30% and 43% in the three and nine months ended December 2021, respectively, compared to the 2020 periods, including a 2% favorable impact from foreign currency in the nine months ended December 2021. The three and nine months ended December 2021 included a 13% and 15% contribution from the Supreme acquisition, respectively. The increase in direct-to-consumer revenues was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in the prior year periods due to COVID-19. Our e-commerce business grew 21% and 23% in the three and nine months ended December 2021, respectively, including a 2% favorable impact from foreign currency in the nine months ended December 2021. The three and nine months ended December 2021 included an 18% and 21% contribution from the Supreme acquisition, respectively. Excluding the Supreme acquisition, e-commerce revenues increased 3% and 2% in the three and nine months ended December 2021, respectively, including a 2% favorable impact from foreign currency in the nine months ended December 2021. The deceleration of e-commerce growth rates when compared to the prior year was primarily due to the reopening of VF-operated retail and wholesale customer stores, which had significant temporary closures in the prior year periods due to COVID-19, as consumer spending shifted to VF's brand e-commerce sites and other digital platforms during the temporary store closures. Consistent with VF’s long-term strategy, the Company’s digital platform remains a high priority and e-commerce revenues in the three and nine months ended December 2021 remain well above levels in periods prior to COVID-19. There were 1,354 VF-owned retail stores at December 2021 compared to 1,396 at December 2020. Direct-to-consumer revenues were 55% and 51% of total revenues in the three-month periods ended December 2021 and 2020, respectively, and 47% and 45% of total revenues in the nine-month periods ended December 2021 and 2020, respectively.

VF Corporation Q3 FY22 Form 10-Q 38

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at December 2021 compared to March 2021:

•Increase in accounts receivable — primarily due to the seasonality of the business and increased wholesale shipments.
•Increase in inventories — primarily due to recovery from the negative impact of COVID-19 on the comparative period.
•Decrease in short-term investments — due to the sale of short-term investments.
•Increase in short-term borrowings — primarily due to amounts related to VF's supply chain financing program.
•Increase in the current portion of long-term debt — due to the reclassification of $500.0 million of long-term notes due in April 2022.
•Increase in accrued liabilities — primarily due to an increase in the accrual for unrecognized tax benefits and the reclassification of a portion of the accrual from other liabilities due to the timing of expected settlement, and the reclassification of the contingent consideration liability associated with the Supreme acquisition from other liabilities.
•Decrease in long-term debt — due to the reclassification of $500.0 million of long-term notes due in April 2022 and the early redemption of $500.0 million of long-term notes in December 2021.
•Decrease in other liabilities — primarily due to lower deferred income taxes, a decrease in the accrual for unrecognized tax benefits resulting from the reclassification of a portion of the accrual to accrued liabilities, and the reclassification of the contingent consideration liability associated with the Supreme acquisition to accrued liabilities.
The following discussion refers to significant changes in balances at December 2021 compared to December 2020:
•Increase in inventories — primarily due to recovery from the negative impact of COVID-19 on the prior year period and amounts related to the Supreme acquisition.
•Decrease in short-term investments — due to the sale and maturity of short-term investments.
•Increase in intangible assets — primarily due to the acquired indefinite-lived Supreme® trademark intangible asset of $1.2 billion recorded in connection with the acquisition.
•Increase in goodwill — primarily due to the amounts recorded in connection with the Supreme acquisition of $1.25 billion.
•Decrease in short-term borrowings — primarily due to the repayment of commercial paper borrowings, partially offset by amounts related to VF's supply chain financing program.
•Increase in the current portion of long-term debt — due to the reclassification of $500.0 million of long-term notes due in April 2022.
•Increase in accounts payable — driven by the timing of payments made to vendors and an overall reduction in purchases and spending resulting from the COVID-19 impact in the prior year period.
•Increase in accrued liabilities — primarily due to an increase in the accrual for unrecognized tax benefits and the reclassification of a portion of the accrual from other liabilities due to the timing of expected settlement, and the contingent consideration liability recorded in connection with the Supreme acquisition.
•Decrease in long-term debt — due to the reclassification of $500.0 million of long-term notes due in April 2022 and the early redemption of $500.0 million of long-term notes in December 2021.
•Decrease in other liabilities — primarily due to a decrease in the accrual for unrecognized tax benefits resulting from the reclassification of a portion of the accrual to accrued liabilities.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	December	March	December
(Dollars in millions)	2021	2021	2020
Working capital	$1,376.8	$2,113.1	$4,346.7
Current ratio	1.4 to 1	2.0 to 1	2.8 to 1
Net debt to total capital	59.4%	68.2%	58.7%

The decrease in the current ratio at December 2021 compared to March 2021 was primarily due to a net increase in current liabilities driven by a higher current portion of long-term debt and higher accrued liabilities, as discussed in the "Consolidated Balance Sheets" section above. The decrease in the current ratio at December 2021 compared to December 2020 was primarily due to a net decrease in current assets driven by lower cash balances due to the timing of proceeds from long-term debt during the nine months ended December 2020, as discussed in the "Cash Provided (Used) by Financing Activities" section below and a net increase in current liabilities driven by a higher current portion of long-term debt and higher accrued liabilities, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating
39 VF Corporation Q3 FY22 Form 10-Q

lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The decrease in the net debt to total capital ratio at December 2021 compared to March 2021 was primarily driven by a decrease in net debt due to the $500.0 million early redemption of 2.050% Senior Notes due April 2022 during December 2021 and higher cash balances at December 2021, and an increase in stockholders' equity. The increase in the net debt to total capital ratio at December 2021 compared to December 2020 was primarily driven by an increase in net debt due to lower cash balances at December 2021, partially offset by an increase in stockholders' equity. The increase in stockholders' equity for both comparisons was driven by net income in the respective periods, partially offset by payments of dividends and share repurchases.
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
In summary, our cash flows from continuing operations were as follows:

	Nine Months Ended December

(In thousands)	2021	2020
Cash provided by operating activities	$791,290	$1,084,277
Cash provided (used) by investing activities	953,936	(813,526)
Cash provided (used) by financing activities	(1,257,664)	1,525,389

Cash Provided by Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. The decrease in cash provided by operating activities in the nine months ended December 2021 compared to December 2020 is primarily due to a decrease in net cash provided by working capital, partially offset by higher earnings for the periods compared.
Cash Provided (Used) by Investing Activities
The decrease in cash used by investing activities in the nine months ended December 2021 was primarily due to $616.5 million of net proceeds from the sale of the Occupational Workwear business and $598.8 million of proceeds from the sale of short-term investments in the nine months ended December 2021, compared to purchases of short-term investments of $800.0 million and $200.0 million of proceeds from maturities of short-term investments in the nine months ended December 2020. Capital expenditures increased $61.8 million and software purchases increased $11.8 million in the nine months ended December 2021 compared to the 2020 period.
Cash Provided (Used) by Financing Activities
The decrease in cash provided by financing activities during the nine months ended December 2021 was primarily due to the net proceeds from long-term debt issuance of $3.0 billion fixed-rate notes in the nine months ended December 2020, and a $502.8 million increase in payments on long-term debt and a $300.0 million increase in share repurchases in the nine months ended December 2021, which were partially offset by a $1.0 billion net decrease in short-term borrowings for the periods compared.
Share Repurchases
During the nine months ended December 2021, VF purchased 4.0 million shares of its Common Stock in open market transactions at a total cost of $300.0 million (average price per share of $74.45) under the share repurchase program authorized by VF's
Board of Directors. VF did not purchase shares of its Common stock in the open market during the nine months ended December 2020.
As of the end of December 2021, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF will continue to evaluate its use of capital, giving first priority to business acquisitions then to direct shareholder return in the form of dividends and share repurchases, and enterprise protection.
Revolving Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. In November 2021, VF entered into a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires November 2026. The Global Credit Facility replaced VF's $2.25 billion revolving facility which was scheduled to expire in December 2023. VF may request an unlimited number of one year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including acquisitions and share repurchases. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash. As of December 2021, the covenant calculation includes cash and equivalents and excludes
VF Corporation Q3 FY22 Form 10-Q 40

consolidated operating lease liabilities. As of December 2021, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were no commercial paper borrowings as of December 2021. Standby letters of credit issued as of December 2021 were $24.4 million, leaving approximately $2.2 billion available for borrowing against the Global Credit Facility at December 2021. Additionally, VF had approximately $1.3 billion of cash and equivalents at December 2021.
VF has $32.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $6.8 million at December 2021.
Redemption
In December 2021, VF completed an early redemption of $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022. The redemption price was equal to the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at 38.7 basis points, which resulted in a make-whole premium of $3.2 million.
Supply Chain Financing Program
During the three months ended December 2021, VF began offering a voluntary supply chain finance ("SCF") program that enables certain suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. The amount financed by suppliers and outstanding under this program is primarily included in the short-term borrowings line item in VF's Consolidated Balance Sheet and was $99.0 million at December 2021. Invoices selected for financing by the suppliers are primarily reported as operating cash outflows and financing cash inflows. Payments made by VF to the banks to settle the invoices on the originally scheduled payment dates are primarily reflected as financing cash outflows. Subsequent to the quarter end, VF decided to temporarily suspend the SCF program to implement certain modifications to the program.
Rating Agencies
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of December 2021, VF’s long-term debt ratings were ‘A-’ by Standard & Poor’s Global Ratings and ‘Baa1’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively.
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
Dividends
The Company paid cash dividends of $0.50 per share and $1.48 per share during the three and nine months ended December 2021, and the Company has declared a cash dividend of $0.50 per share that is payable in the fourth quarter of Fiscal 2022. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2021 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2021 that would require the use of funds. As of December 2021, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2021 Form 10-K, except as noted below:

•Inventory purchase obligations increased by approximately $160.0 million at the end of December 2021 primarily due to the seasonality of VF's business.
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
41 VF Corporation Q3 FY22 Form 10-Q

evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2021 Form 10-K. There have been no material changes in VF's accounting policies from those disclosed in our Fiscal 2021 Form 10-K.

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
VF Corporation Q3 FY22 Form 10-Q 42

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended January 1, 2022 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Third Quarter Fiscal 2022	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
October 3 - October 30, 2021	—	$—	—	$2,836,975,339
October 31 - November 27, 2021	1,953,030	75.44	1,953,030	2,689,638,287
November 28 - January 1, 2022	2,076,692	73.51	2,076,692	2,536,975,459
Total	4,029,722		4,029,722
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for business acquisitions, VF’s Common Stock price, levels of stock option exercises and funding required for enterprise protection.
43 VF Corporation Q3 FY22 Form 10-Q

ITEM 6 — EXHIBITS.

10.1	Five-Year Revolving Credit Agreement by and among V.F. Corporation and VF International Sagl, as borrowers, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc., U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and ING Bank N.V., Dublin Branch, PNC Bank, N.A., TD Bank, N.A. and Morgan Stanley Bank, N.A., as Documentation Agents, dated November 24, 2021 (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 24, 2021)
31.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Matthew H. Puckett, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Matthew H. Puckett, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
VF Corporation Q3 FY22 Form 10-Q 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Matthew H. Puckett
Matthew H. Puckett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 28, 2022	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
45 VF Corporation Q3 FY22 Form 10-Q