Form 10-K
period 2022-04-02
V F CORP
filed 2022-05-26
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on October 2, 2021, the last day of the registrant’s second fiscal quarter, was approximately $21,034,000,000 based on the closing price of the shares on the New York Stock Exchange.
As of April 30, 2022, there were 388,322,801 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 26, 2022 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
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
PART I

ITEM 1. BUSINESS.

V.F. Corporation, founded in 1899, is one of the world's largest apparel, footwear and accessories companies connecting people to the lifestyles, activities and experiences they cherish most through a family of iconic outdoor, active and workwear brands. Unless the context indicates otherwise, the terms “VF,” the "Company,” “we,” “us,” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries. All references to "Fiscal 2022" relate to VF's current fiscal year which ran from April 4, 2021 through April 2, 2022.
Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition of VF’s continuing operations. As such, both the Occupational Workwear business that was sold on June 28, 2021 and the Jeans business subject to the spin-off completed May 22, 2019, have been excluded.
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
•Distort investments to Asia, with a heightened focus towards China. Investing in and scaling our business across the Asia-Pacific region, especially China, to unlock growth opportunities for our brands in this fast-growing region;
•Elevate direct channels. Investing in our direct-to-consumer business to make it the pinnacle expression of our brands, and prioritizing serving consumers through e-commerce and digitally enabled transactions; and,
•Accelerate our consumer-minded, retail-centric, hyper-digital business model transformation. Becoming consumer- and retail-centric to meet and exceed consumers' needs across all channels, and operate our business differently - from the design studio to the factory floor to the point of sale - by thinking and acting more like a vertically integrated manufacturer and retailer.
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, apparel, backpack, luggage and accessories categories. Our largest brands are Vans®, The North Face®, Timberland® and Dickies®.
Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Revenues from the direct-to-consumer business represented 46% of VF’s total Fiscal 2022 revenues. In addition to selling directly into international markets, many of our brands also sell products through licensees, agents and distributors. In Fiscal 2022, VF derived 57% of its revenues from the Americas, 29% from Europe and 14% from Asia-Pacific.
To provide diversified products across multiple channels of distribution in different geographic areas, we rely on our global sourcing of finished goods from independent contractors. We utilize state-of-the-art supply chain technologies for inventory replenishment that enable us to effectively and efficiently match our assortment of products to consumer demand.
VF's chief operating decision maker allocates resources and assesses performance based on a global brand view which represents VF's operating segments. Global brands have been combined into reportable segments based on similar economic characteristics and qualitative factors. The reportable segments for financial reporting purposes have been identified as: Outdoor, Active and Work.
VF Corporation Fiscal 2022 Form 10-K 1

The following table summarizes VF’s brands by reportable segment:

REPORTABLE SEGMENT	BRANDS	PRIMARY PRODUCTS
Outdoor	The North Face®	High performance outdoor apparel, footwear, equipment, accessories
	Timberland®	Outdoor-adventure inspired lifestyle footwear, apparel, accessories
	Smartwool®	Performance merino wool and other natural fibers-based apparel and accessories
	Icebreaker®	High performance apparel and accessories based on natural fibers
	Altra®	Performance-based footwear
Active	Vans®	Youth culture/action sports-inspired footwear, apparel, accessories
	Supreme®	Streetwear apparel, footwear, accessories
	Napapijri®	Premium outdoor-inspired apparel, footwear, accessories
	Kipling®	Handbags, luggage, backpacks, totes, accessories
	Eastpak®	Backpacks, luggage
	JanSport®	Backpacks, luggage
Work	Dickies®	Work and work-inspired lifestyle apparel and footwear
	Timberland PRO®	Protective work footwear, work and work-inspired lifestyle apparel
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
The Timberland® brand offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 200 VF-operated stores, on websites with strategic digital partners and online at www.timberland.com.
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
The Icebreaker® brand specializes in performance apparel and accessories based on natural fibers, including merino wool and other plant-based fibers. Icebreaker® products are sold globally through specialty outdoor and premium sporting goods stores, concession retail stores, independent distributors, approximately 30 VF-operated stores, on websites with strategic digital partners and online at www.icebreaker.com.
Altra® is a performance-based footwear brand primarily in the road and trail running categories. Altra® products are sold globally through premium outdoor and specialty stores, independent distributors, on websites with strategic digital partners and online at www.altrarunning.com.
Key drivers of long-term growth in our Outdoor segment are expected to be a focus on product innovation, extension of our brands into new product categories, growth in our direct-to-consumer business including our digital presence, expansion of wholesale channel partnerships, geographical diversification and development, as well as the potential for the acquisition of additional brands.
2 VF Corporation Fiscal 2022 Form 10-K

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
Supreme® is a leading streetwear brand that offers apparel, accessories and footwear. Supreme® products are available globally through more than 10 VF-operated stores, select partner retail stores and online at www.supremenewyork.com.
The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price with a focus on marketing to men, women and children in Europe. Products are sold in department and specialty stores, independently-operated partnership stores, concession retail stores, independent distributors, 25 VF-operated stores, on websites with strategic digital partners and online at www.napapijri.com.
Kipling® branded handbags, luggage, backpacks, totes and accessories are sold globally through department, specialty and luggage stores, independently-operated partnership stores, independent distributors, concession retail stores, approximately 40 VF-operated stores, on websites with strategic digital partners and online at www.kipling.com.
Eastpak® backpacks, travel bags and luggage are sold primarily through department and specialty stores across Europe, on websites with strategic digital partners, throughout Asia by distributors and online at www.eastpak.com.
JanSport® backpacks and accessories are sold primarily in North America, through department, office supply and chain stores, as well as sports specialty stores and independent distributors. JanSport® products are also sold on websites with strategic digital partners and online at www.jansport.com.
Key drivers of long-term growth in our Active segment are expected to be our continued focus on product innovation, extension of our brands into new product categories, growth of our direct-to-consumer business including our digital presence, expansion of wholesale channel partnerships, geographical diversification and development, as well as the potential for the acquisition of additional brands.

WORK SEGMENT

Our Work segment consists of work and work-inspired lifestyle brands with product offerings that include apparel, footwear and accessories.
Dickies® is the largest brand in our Work segment. The Dickies® brand is a leader in authentic, functional, durable and affordable workwear and has expanded to produce work-inspired, casual-use products. Dickies® products are available globally through mass merchants, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 20 VF-operated stores, on websites with strategic digital partners and online at www.dickies.com.
The Timberland PRO® brand offers work and work-inspired products that provide comfort, durability and performance. Timberland PRO® products are available through specialty stores, chain stores, independent distributors, on websites with strategic digital partners and online at www.timberland.com. Timberland PRO® products are also available in most U.S. VF-operated Timberland® stores.
We believe there is a strategic opportunity for growth in our Work segment in both existing and future markets, and in all channels and geographies. We expect growth will be driven by an increased presence in the retail workwear market, additional work-inspired lifestyle product offerings and by continuing to innovate products that address workers’ desires for increased comfort and performance.

DIRECT-TO-CONSUMER OPERATIONS

Our direct-to-consumer business includes VF-operated retail stores, brand e-commerce sites, concession retail locations and other digital platforms. Direct-to-consumer revenues were 46% of total VF revenues in Fiscal 2022.
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
Our global direct-to-consumer operations included 1,322 stores at the end of Fiscal 2022. We operate retail store locations for the following brands: Vans®, The North Face®, Timberland®, Kipling®, Dickies®, Icebreaker®, Napapijri® and Supreme®. Approximately 57% of our stores are located in the Americas (50% in the U.S.), 26% in Europe and 17% in Asia-Pacific. Additionally, we sell certain of our branded products through approximately 900 concession retail stores located principally in
VF Corporation Fiscal 2022 Form 10-K 3

Europe and Asia. During Fiscal 2022, VF-operated retail stores across the globe remained open for the majority of the year. However, at varying times during the year, VF experienced temporary closures in response to the coronavirus ("COVID-19") pandemic. Closures were based on guidance from health advisors and governmental actions and regulations. Overall, VF-operated retail store closures were less significant in Fiscal 2022 when compared to Fiscal 2021.
E-commerce represented approximately 44% of our direct-to-consumer business and 20% of total VF revenues in Fiscal 2022. All VF brands are marketed online. We continue to expand our e-commerce initiatives by rolling out additional, country-specific brand sites in Europe and Asia, which enhances our ability to deliver a superior, localized consumer experience. We also continue to increase focus on digital innovation and growth across other third-party digital platforms that are reported within our direct-to-consumer business. Changes in the retail landscape resulting from the COVID-19 pandemic has accelerated the growth of our e-commerce platform resulting in levels well above periods prior to COVID-19.
We expect our direct-to-consumer business to continue to gain share in our revenue mix as we accelerate our consumer-minded, retail-centric, hyper-digital business model transformation.
In addition to our direct-to-consumer operations, independent parties own and operate approximately 2,700 partnership stores. These are primarily mono-brand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and in Asia, and are concentrated amongst the Timberland®, The North Face®, Vans®, Dickies®, Kipling® and Napapijri® brands.

LICENSING ARRANGEMENTS

As part of our strategy of expanding market penetration of VF-owned brands, we enter into licensing agreements with independent parties for specific apparel and complementary product categories when such arrangements provide more effective sourcing, distribution and marketing than could be achieved internally. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products.
Licensing arrangements relate to a broad range of VF brands and are for fixed terms of generally 3 to 5 years, with conditional renewal options, outside of certain licensing arrangements for the Dickies® brand that have longer terms. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed product sales. Royalty income was $66.6 million in Fiscal 2022 (less than 1% of total revenues), primarily from the Dickies®, Vans® and Timberland® brands.

SOURCING AND DISTRIBUTION

Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.
VF’s centralized global supply chain organization is responsible for procuring and delivering products to support our brands and businesses. VF is highly skilled in managing the complexities associated with our global supply chain. In Fiscal 2022, VF sourced approximately 408 million units spread across our brands. Our products were primarily obtained from approximately 252 independent contractor manufacturing facilities in approximately 37 countries. Additionally, we operate 25 distribution centers and 1,322 retail stores. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.
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
Independent contractors generally own the raw materials and ship finished, ready-for-sale products to VF. These contractors are engaged through VF sourcing hubs in Singapore (with satellite offices across Asia) and Panama. These hubs are responsible for managing the procurement of product, supplier oversight, product quality assurance, sustainability within the supply chain, responsible sourcing and transportation and shipping functions. In addition, our hubs leverage proprietary knowledge and technology to enable certain contractors to more effectively control costs and improve labor efficiency.
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
No single supplier represented more than 7% of our total cost of goods sold during Fiscal 2022.
All independent contractor facilities that manufacture VF products, must comply with VF’s Global Compliance Principles. These principles, consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, worker age, work hours, health and safety conditions, environmental standards and compliance with local laws and regulations.
4 VF Corporation Fiscal 2022 Form 10-K

VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF products at locations across the globe. Each of the approximately 252 independent contractor facilities, including those serving our independent licensees, must be pre-certified before producing VF products. This pre-certification includes passing a factory inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.
COVID-19 has impacted some of VF's suppliers, including the resurgence of COVID-19 lockdowns in key sourcing countries that resulted in additional manufacturing constraints during Fiscal 2022; however, this situation has improved over time. Additionally, Fiscal 2022 was impacted by continued port congestion, lengthened transit times, equipment availability and other logistics challenges. These issues have caused significant product delays, which have resulted in challenges to timely meet customer demand in Fiscal 2022; however, VF has actively worked with its suppliers to minimize disruption. VF has and will continue to work to offset any increases in product costs through (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution, (ii) increases in the prices of its products, and (iii) cost reduction efforts. The loss of any one supplier or contractor would not have a significant adverse effect on our business.
Product is shipped from our independent suppliers to distribution centers around the world. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and most support more than one brand. In response to COVID-19, VF's distribution centers have maintained operations in accordance with local government guidelines while maintaining enhanced health and safety protocols.
Our largest distribution centers by region are located in Visalia, California, Prague, Czech Republic and Shanghai, China. In total, we operate 25 owned or leased distribution centers primarily in the U.S., but also in the Czech Republic, United Kingdom, the Netherlands, China, Canada, Mexico, Belgium, Israel, Japan and France.

SEASONALITY

VF’s quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where revenues are historically weighted towards the second and third fiscal quarters. On a quarterly basis in Fiscal 2022, revenues ranged from a low of 19% of full year revenues in the first fiscal quarter to a high of 31% in the third fiscal quarter, while operating margin was 9% in the first fiscal quarter and 19% in the third fiscal quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where 12% of the segment's revenues occurred in the first fiscal quarter compared to 36% in the third fiscal quarter of
Fiscal 2022. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.
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

ADVERTISING, CUSTOMER SUPPORT AND COMMUNITY OUTREACH

During Fiscal 2022, our advertising and promotion expense was $840.6 million, representing 7% of total revenues. We advertise in consumer and trade publications and through digital initiatives, including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments.
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
We contribute to incentive programs with our wholesale customers, including cooperative advertising funds, discounts and allowances. We also offer sales incentive programs directly to consumers in the form of discounts, rebates and coupon offers that are eligible for use in certain VF-operated stores, brand e-commerce sites and concession retail locations. VF also offers loyalty programs for certain brands that provide a range of benefits to consumers.
In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, The North Face® brand has committed to programs that encourage and enable outdoor participation, such as The North Face Explore Fund™ program. The Timberland® brand has a strong heritage of volunteerism, including the Path of Service™ program that offers full-time employees paid time off to serve their local communities through global service events such as Earth Day in the spring and "Serv-a-palooza" in the fall. In Fiscal 2022, the Vans® brand launched "Checkerboard Day", the brand's single largest philanthropic initiative, supporting charities from around the world who share a mission of revitalizing public spaces through arts, sports, culture and social impact programming.
VF Corporation Fiscal 2022 Form 10-K 5

SUSTAINABILITY AND RESPONSIBILITY

VF and our family of brands strive to be more than just an apparel and footwear company. Collectively, we work to be a leading global citizen, setting a high bar for corporate sustainability and responsibility. Our enterprise-wide sustainability and responsibility strategy, entitled Made for Change, focuses on key areas including people, the planet and our products.
People
•VF is a people-focused company. Our associates are a force for good in the world, sparking global movements that genuinely make a difference. We have a responsibility to protect and lift-up all who work across our operations and supply chain.
Planet
•The well-being of people and the planet are inextricably connected. Through our sustainability efforts, we are taking bold action on climate change to protect the planet for generations to come.
Product
•VF brands touch millions of lives every year – from the people that design and make apparel and footwear to the consumers who purchase them. Innovation and responsible product stewardship is infused at every step.
VF prioritizes sustainable materials, circularity, and sustainable packaging to drive scalable change by working to reduce our environmental impact. Other critical components of our sustainability strategy include reducing greenhouse gas ("GHG") emissions, renewable energy use, responsible sourcing of materials, reducing waste and implementing green buildings across both our operations and supply chain.
VF’s Chairman, President and Chief Executive Officer, as well as the Company's Executive Leadership Team and Board of Directors are responsible for the oversight of VF’s sustainability and responsibility strategies and targets. Progress updates are presented to the Governance and Corporate Responsibility Committee of the Board of Directors on a biannual cadence.
In alignment with the Taskforce on Climate-Related Financial Disclosures ("TCFD"), VF has completed an analysis of potential climate-related risks and opportunities. 'Climate Change & Environmental Sustainability' has been established as a VF enterprise risk and embedded in our enterprise risk management framework. Updates on enterprise risks, and progress towards associated targets, are provided to the Audit Committee of the Board of Directors quarterly.
VF's science-based targets include the following:
•Reduce absolute Scope 1 and 2 GHG emissions 55% by 2030 from a 2017 baseline; and
•Reduce absolute Scope 3 GHG emissions from purchased goods and services and upstream transportation 30% by 2030 from a 2017 baseline.
Other planet- and product-related goals include the following:
•Utilize 100% renewable energy across our owned-and-operated facilities by Fiscal 2026, to be primarily achieved through off-site renewable energy investments, including renewable energy credits.
•Source 50% of our polyester from recycled materials by Fiscal 2026.
•Eliminate all non-essential, single-use plastics from VF direct operations and sponsored events by Fiscal 2024.
VF is currently on course with its internal milestones, tracking progress towards these targets and goals.
Additional information regarding VF’s sustainability and responsibility strategy and actions can be found within our latest Made for Change report within our “Responsibility” page on www.vfc.com. Also included on that webpage are downloads of our Sustainability Accounting Standards Board ("SASB") and Global Reporting Initiative ("GRI") indices. Information contained on our website or in our Made for Change report or related supplemental information is not incorporated by reference into this or any other report we file with the SEC.

HUMAN CAPITAL MANAGEMENT

As a purpose-led, performance-driven company, VF leverages the strength of our business and the capabilities of our people to drive profitable growth and create value for shareholders and stakeholders. Our purpose is to power movements of sustainable and active lifestyles for the betterment of people and our planet. This purpose, combined with a laser focus on performance and delivering on our commitments, allows us to offer a unique value proposition to our associates – a place where you can do well and do good at the same time.
We consider the talent and capabilities of our people as essential to our business strategy and execution, and, as such, put in place strategies to attract, develop and retain highly diverse talent with the skills and passion to build our brands for our consumers around the globe. Our Human Capital Management ("HCM") practices are designed to promote inclusion, diversity and equity; provide development opportunities for associates across the organization; offer competitive rewards and benefits;
and sponsor programs that support wellbeing in an engaging work environment built on enduring guiding principles and longstanding values.
We believe that having an engaged, diverse and committed workforce not only enhances our business performance but also our culture. Initiatives to promote overall alignment with our performance, purpose, guiding principles, and strategy are therefore important and include internal communications and education about our programs, townhalls across various parts of our business, and a listening strategy that engages associates in providing input and feedback on a variety of topics.
Our Board of Directors and its Committees provide governance and oversight on a broad range of VF’s human capital management efforts. The Board’s oversight includes review of CEO and executive officer performance, compensation and succession planning and inclusion, and diversity and belonging
6 VF Corporation Fiscal 2022 Form 10-K

programs and initiatives. The Talent and Compensation Committee works with management on executive compensation and compensation risks, and regularly reviews our progress on company-wide HCM priorities, including inclusion and diversity, benefits, wellbeing, culture, succession and talent development strategies. VF’s Audit Committee monitors current and emerging risks, including HCM risks, and VF’s health and safety program. The Governance and Corporate Responsibility Committee is responsible for conducting Board succession planning and the selection of nominees to the Board, and reviews VF’s Code of Business Conduct and VF’s sustainability policies, goals and programs. These Committees provide recommendations to the Board and are part of the broader framework that guides how VF attracts, develops, and retains a workforce that aligns with VF’s values and supports its business strategies and performance objectives. In addition, VF’s Executive Leadership Team is regularly engaged in the development and management of key talent systems, guiding our culture, employee value proposition and talent development programs. The sections that follow provide further background on our associate base, as well as examples of our key programs and initiatives that are focused on the achievement of our objectives.
Associate Base
VF had approximately 35,000 employees at the end of Fiscal 2022. Of VF’s total employees, approximately 58% were full-time and approximately 58% were located in the U.S. In international markets, certain employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
Inclusion, Diversity, Equity, Action ("IDEA")
IDEA is fundamental to our business as we aim to sustain a workplace that celebrates the diversity of our associates. We strive to provide an environment that allows our associates to bring their authentic selves to work every day, and we’re determined to foster a workplace that is free of discrimination and harassment, and promotes allyship, advocacy and belonging. Our Global Inclusion, Diversity and Equity Council sets global goals and strategic direction in alignment with VF’s global IDEA strategy. Our Council to Advance Racial Equity (“CARE”) oversees our commitments on actions that promote: increasing Black, Indigenous and People of Color (“BIPOC”) representation at the director and above population in the U.S.; diverse candidate slates; pay equity; leader compensation tied to successful implementation of our IDEA strategy; mentorship and sponsorship of BIPOC employees and members of the community; and elevating our commitment to education, listening and learning.
These actions are consistent and aligned with VF’s IDEA Statement, committing to equal opportunity for all employees and candidates. At the end of Fiscal 2022, approximately 18% of our U.S. director and above workforce voluntarily self-identified as BIPOC.
VF is a member of the Paradigm for Parity coalition, which has pledged to promote organizational gender parity globally in leadership roles by 2030. At the end of Fiscal 2022, approximately 53% of the overall VF workforce and approximately 42% of director and above roles voluntarily self-identified as women. VF aims to remove barriers to uplifting women and has added and expanded resources to support women in the workplace, including career advancement workshops, community building activities through our Employee Resource Groups (“ERGs”), and a suite of benefits designed to promote wellbeing and provide support for parents and families, including paid parental leave.
Our dedication to inclusion and diversity is further reflected in programs sponsored by our ERGs. Our ERGs enhance our culture of belonging by creating a safe space for learning and dialogue for underrepresented groups, establishing a sense of community among associates and providing platforms to collect and share insights to support business imperatives. We currently have various ERGs for women, BIPOC, Veterans and LGBTQ+ communities. VF is committed to maximizing inclusion, diversity and equity not only within the company, but within the communities where we live and work, while also being a positive influence within the apparel and footwear sector, and society at large.
Culture and Engagement
Our culture is built on our five Guiding Principles: Live with Integrity, Act with Empathy, Be Curious, Persevere, and Act Courageously. We have codified this culture through the lens of “what we do”, “what we see” and “how we feel”, and we measure our culture and Employee Net Promoter Score ("eNPS") via semiannual surveys. Results are evaluated, shared with associates and used to guide management focus and attention. Recent actions have included our Workplace Next initiative, which is focused on 1) driving flexibility for associates where they work, 2) creating engaging work environments that bring associates together to collaborate and innovate, and 3) equipping leaders to manage in a complex, hybrid environment. VF also conducts periodic pulse check surveys for interim feedback on specific topics such as ethics and compliance, safety, communications, and related topics.
Talent Management
Talent Management includes the acquisition, development, skilling and upskilling, and deployment of our talent. We utilize a range of tools and programs including diverse candidate slates, talent reviews, performance coaching and development, succession planning, access to volunteering opportunities, IDEA training and hundreds of online learning modules that are available to all associates. We also have an active internal mobility program, with approximately 31% of our office associates taking on larger or new responsibilities within the company in the last year, and hundreds contributing their skills through short-term assignments or “gigs” across the organization.
Associate Wellbeing and Safety
VF endeavors to support the diverse wellbeing needs of our associates and their families. We define wellbeing as not only physical health, but also emotional, social, financial and career wellbeing. We offer a comprehensive and competitive benefits program to our full-time associates that is designed to provide choices and flexibility to meet their needs now and in the future. These include health and welfare programs, retirement programs, paid parental leave, reproductive and adoption assistance, paid time off, tuition reimbursement, product discounts, fitness facilities or programs, childcare and educational resources and various on-site services, employee assistance program, and regular wellbeing programming, as
VF Corporation Fiscal 2022 Form 10-K 7

culturally appropriate throughout the geographies in which we operate.
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
Ethics and Compliance
VF’s Code of Business Conduct sets forth business policies and principles for all directors, officers and associates of VF. The key principles of our code are as follows: we will lead with integrity; we will treat everyone with dignity and respect; we will compete fairly and honestly; we will follow the law everywhere we do business; and we will strive to make our communities better. Our global Ethics and Compliance program provides VF associates with the tools they need to understand our expectations for ethical business conduct and the courage to speak up and raise concerns without fear of retaliation.

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
Customers
VF products are sold on a wholesale basis to specialty stores, mid-tier and traditional department stores, national chains and mass merchants. In addition, we sell products on a direct-to-consumer basis through VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Our international sales represented 48% of our total revenues in the year ended March 2022, with Europe being the largest international market.
Sales to VF’s ten largest customers amounted to approximately 17% of total revenues in Fiscal 2022. Sales to the five largest customers amounted to approximately 10% of total revenues in Fiscal 2022. Sales to VF’s largest customer totaled approximately 2% of total revenues in Fiscal 2022.
Backlog
The dollar amount of VF’s order backlog as of any date is not indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.
8 VF Corporation Fiscal 2022 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the executive officers of VF Corporation as of May 26, 2022. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. None of the VF Corporation executive officers have any family relationship with one another or with any of the directors of VF Corporation.
Steven E. Rendle, 62, has been Executive Chairman of the Board since October 2017, President and Chief Executive Officer of VF since January 2017 and a Director of VF since June 2015. Mr. Rendle served as President and Chief Operating Officer from June 2015 until December 2016, Senior Vice President — Americas from April 2014 until June 2015, Vice President and Group President — Outdoor & Action Sports Americas from May 2011 until April 2014, President of VF’s Outdoor Americas businesses from 2009 until 2011, President of The North Face® brand from 2004 until 2009 and Vice President of Sales of The North Face® brand from 1999 until 2004. Mr. Rendle joined VF in 1999.
Matthew H. Puckett, 48, has been Executive Vice President and Chief Financial Officer of VF since June 2021. He served as Vice President — Global Financial Planning & Analysis from June 2019 until May 2021, Vice President — Chief Financial Officer of VF International from April 2015 until May 2019, Vice President – Chief Financial Officer Timberland from October 2011 until March 2015 and Vice President — Chief Financial Officer VF Sportswear April 2009 until October 2011. Mr. Puckett joined VF in 2001.
Kevin D. Bailey, 61, has been Global Brand President, Vans® since March 2022. He served as Executive Vice President and President, APAC and Emerging Brands from August 2020 until February 2022, Executive Vice President and Group President, APAC from January 2017 until August 2020, President Action Sports & VF CASA from March 2016 until December 2016, President Action Sports and the Vans® brand from April 2014 until February 2016, Global President of the Vans® brand from June 2009 until March 2014 and Vice President Direct-to-Consumer for the Vans® brand from June 2002 until November 2007. Mr. Bailey joined VF in 2004.
Martino Scabbia Guerrini, 57, has been Executive Vice President, and President EMEA and Emerging Brands since March 2022. He served as Executive Vice President and Group President — EMEA from January 2018 until March 2022. He served as President — VF EMEA from April 2017 until December 2017, Coalition President — Jeanswear, Sportswear and Contemporary International from January 2013 until November 2017, President — Sportswear and Contemporary EMEA from February 2009 until December 2012 and President — Sportswear and Packs from August 2006 until January 2009. Mr. Guerrini joined VF in 2006.
Bryan H. McNeill, 60, has been Vice President — Controller and Chief Accounting Officer since April 2015. He served as Controller and Supply Chain Chief Financial Officer of VF International from January 2012 until March 2015 and Controller of VF International from May 2010 until December 2011. Mr. McNeill joined VF in 1993.
Stephen M. Murray, 61, has been Executive Vice President and Group Brand President, The North Face since October 2020. He served as Group President, Americas from October 2019 until October 2020 and as Executive Vice President — Strategic Projects from April 2018 until October 2019. Earlier in his career, he served as President — Action Sports Coalition from 2009 until 2010 and President of the Vans® brand from August 2004 until 2009. Mr. Murray originally joined VF in 2004.
Jennifer S. Sim, 48, has been Executive Vice President, General Counsel and Secretary since May 2022. She served as Vice President, Deputy General Counsel from 2019 until May 2022, Vice President, General Counsel — Americas West from 2016 until 2019 and Vice President, General Counsel — Outdoor & Action Sports Americas from 2013 until 2016. Ms. Sim joined VF in 2013.
Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 26, 2022 (“2022 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 2, 2022, which information is incorporated herein by reference.

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
After VF’s 2022 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on August 16, 2021.
VF Corporation Fiscal 2022 Form 10-K 9

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
The success of VF’s business depends on consumer spending on apparel and footwear, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, inflationary pressures (such as current inflation related to global supply chain disruptions), unemployment, stock market performance, weather conditions and natural disasters, energy prices, public health issues (including the COVID-19 pandemic), geopolitical instability (such as the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others), consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where VF’s products are sold. Decreased consumer spending could result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins. The uncertain state of the global economy continues to impact businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve, adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on VF.
The coronavirus (COVID-19) pandemic has and could continue to materially and adversely affect our business, financial condition and results of operations.
Our business has been, and could continue to be, impacted by the effects of the COVID-19 pandemic in countries and territories where we operate and our employees, suppliers, third-party service providers, consumers or customers are located. As a result of the COVID-19 pandemic, and in response to government recommendations or mandates, as well as decisions we made to protect the health and safety of our employees, consumers and communities, our operations where our products are made, manufactured, distributed or sold were temporarily closed, or operated with limited operating hours and limited occupancy levels. Most of our operations have reopened, but there continues to be uncertainty around the extent to which operations may be closed again or experience operational restrictions if and where there is a resurgence in COVID-19 or new variants of the virus emerge, and the duration and severity of any related restrictions. Some of the impacts of the COVID-19 pandemic on our business have included, and could continue to include, the following:
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
•significant uncertainty and turmoil in global economic and financial market conditions causing, among other things: decreased consumer confidence and decreased consumer spending, now and in the mid- and long-term, inability to access financing in the credit and capital markets (including the commercial paper market) at reasonable rates (or at all) in the event we, our customers or suppliers find it desirable to do so, increased exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar, and volatility in the availability and prices for commodities and raw materials we use for our products and in our supply chain;
•inability to meet our consumers’ and customers’ needs for inventory production and fulfillment due to disruptions in our supply chain and increased costs associated with mitigating the effects of the pandemic caused by, among other things: reduction or loss of workforce due to illness, quarantine or other restrictions or facility closures, including vaccine mandates or return to work policies, scarcity of and/or increased prices for raw materials, scrutiny or embargoing of goods produced in infected areas, capacity constraints, vessel, container and other transportation shortages, and port congestion and increased freight and logistics costs, expenses and times; failure of third parties on which we rely, including our suppliers, customers, distributors, service providers and commercial banks, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, including business failure or insolvency and collectability of existing receivables;
•significant changes in the conditions in markets in which we do business, including quarantines, governmental or regulatory actions, closures or other restrictions, including voluntarily adopted practices, that limit or close operating and manufacturing facilities and restrict our employees’ ability to perform necessary business functions, including operations necessary for the design, development, production, distribution, sale, marketing and support of our products and increase the likelihood of litigation;
•increased costs, including increased employee costs, such as for expanded benefits and essential employee
10 VF Corporation Fiscal 2022 Form 10-K

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
•increased tax risk related to employees working remotely in a tax location other than their normal work location; and
•amplified data security risks as a result of more employees working remotely, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and an increase in the number of points of potential attack, such as laptops and mobile devices.
These impacts have placed, and could continue to place limitations on our ability to execute our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation and may adjust our current policies and procedures as more information and guidance become available. The impact of COVID-19 may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and any resurgences of COVID-19, which are uncertain and cannot be predicted.
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
•maintain strong brand recognition;
•price products appropriately;
•provide best-in-class marketing support and intelligence and optimize and react to available consumer data;
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
Recently there have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry. In addition, the COVID-19 pandemic has resulted, and could continue to result, in closed stores, and reduced consumer traffic and purchasing. These events individually, and together, could have (and, in the case of the COVID-19 pandemic, have had) a material, adverse effect on VF's business. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers. In the future, retailers are likely to further consolidate, undergo restructurings or reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. In addition, consumers have continued to transition away from traditional wholesale retailers to large online retailers. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers.
Further, the global economy periodically experiences recessionary conditions with rising unemployment, reduced availability of credit, increased savings rates and declines in real estate and securities values. These recessionary conditions, including as a result of the COVID-19 pandemic, could have a negative impact on retail sales of apparel, footwear and other consumer products. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This could result in higher credit risk to VF relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.
VF’s profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, inflation, rising freight costs, rising labor costs, pressure from retailers to reduce the costs of products, changes in consumer demand and shifts to online shopping and purchasing. Customers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, VF’s profitability will decline. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
VF Corporation Fiscal 2022 Form 10-K 11

BUSINESS AND OPERATIONAL RISKS

VF’s business and the success of its products could be harmed if VF is unable to maintain the images of its brands.
VF’s success to date has been due in large part to the growth of its brands’ images and VF’s customers’ connection to its brands. If we are unable to timely and appropriately respond to changing consumer demand, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding VF, its brands or its products, including licensed products, or its culture and values, or its employees, endorsers, sponsors or suppliers could adversely affect our reputation and sales regardless of whether such claims are accurate. The rapidly changing media environment, including our increasing reliance on social media and online marketing, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Failure to continue to obtain or maintain high-quality sponsorships and endorsers could harm our business. In addition, actions taken by those individuals associated with our products could harm their reputations, which could adversely affect the images of our brands. Our reputation and brand image also could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations.
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
One of VF’s key strategic objectives is growth. We seek to grow organically and through acquisitions. We seek to grow by building our lifestyle brands, expanding our share with winning customers, stretching VF’s brands to new regions, leveraging our supply chain and information technology capabilities across VF and expanding our direct-to-consumer business, including opening new stores, remodeling and expanding our existing stores and growing our e-commerce business. However, we may not be able to grow our business. For example:
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
•We may not be able to successfully distort investments to Asia or meet evolving consumer needs to unlock growth opportunities for our brands or expand in other geographies.
•We may not be able to effectively deploy resources and allocate capital towards investments in new and organic businesses and capabilities in order to drive strategic objectives.
•We may not be able to achieve the expected results from our supply chain initiatives and establish and maintain effective supply chain systems, data, and capabilities, infrastructure, and the sourcing strategy necessary to optimally meet current and future business needs.
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
12 VF Corporation Fiscal 2022 Form 10-K

appropriate consideration for change management could result in a diminished ability to remain competitive.
Further, organizational effectiveness, agility and execution are important to VF’s success. Failure to create an agile and efficient operating model and organizational structure or to effectively define, prioritize, and align on clear achievable and appropriately resourced strategic priorities could result in an inability to remain competitive in a rapidly changing marketplace and lead to increase in costs, inefficient resource allocation, reduced productivity, organizational confusion, and reduced employee morale.
VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage, failure or interruption due to viruses, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our system or the implementation of new systems. The failure of these systems to operate effectively or remain innovative, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of VF’s business, including our reputation, management of inventory, ordering and replenishment of products, sourcing and distribution of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media. Moreover, failure to provide effective digital (including omnichannel) capabilities and information technology infrastructure could result in an inability to meet current and future business needs and a resulting loss of brand competitiveness, leading to loss of revenue and market share and decreased business agility.
VF is subject to data and information security and privacy risks that could negatively affect its business operations, results of operations or reputation.
In the normal course of business, we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information and employee information, over public networks. There is a significant concern by consumers and employees over the security of personal information collected, retained or transmitted over the Internet, identity theft and user privacy. Data and information security breaches are increasingly sophisticated, and can be difficult to detect for long periods of time. Accordingly, if unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, publish, delete, hold ransom or modify our private and sensitive information, including credit card information, personal information, and confidential or other proprietary business information. We have implemented systems and processes designed to protect against unauthorized access to or use of personal information and other confidential information, and rely on encryption and authentication technology to effectively secure transmission of such information, including credit card information. Despite these security measures, there is no guarantee that they will prevent all unauthorized access to our systems and information, and our facilities and systems and those of our third-party service providers may be vulnerable and unable to anticipate or detect security breaches and data loss. In addition, employees may intentionally or inadvertently cause data security breaches that result in the unauthorized release of personal or confidential information. VF and its customers could suffer harm if valuable business data, or employee, customer and other confidential and proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in VF’s systems or due to one of our third-party service providers or our employees. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation, confidence in our e-commerce platforms and our relationships with customers and employees, result in business disruption, unwanted and negative media attention and lost sales, and expose us to risks of litigation, liability and increased scrutiny from regulatory entities. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with laws regarding the privacy and security of personal information and we may not be able to comply with new data protection laws and regulations being adopted around the world. Any failure to comply with the laws and regulations and consumer expectations surrounding the privacy and security of personal information could subject us to legal and reputational risk, including significant fines and/or litigation for non-compliance in multiple jurisdictions, negative media coverage, diminished consumer confidence and decreased attraction to our brands, any of which could have a negative impact on revenues and profits. In addition, while we maintain cyber insurance policies, those existing insurance policies may not adequately protect VF from all of the adverse effects and damages that could be caused by a security breach. Moreover, if our associates or vendors, intentionally or inadvertently, misuse consumer data or are not transparent with consumers about how we use their data, our brands, reputation and relationships with consumers could be damaged.
There are risks associated with VF’s acquisitions and portfolio management.
Any acquisitions or mergers by VF will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations, systems and personnel of the companies and the loss of key employees and customers as a result of changes in management. In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. Moreover, failure to effectively manage VF’s portfolio of brands in line with growth targets and shareholder expectations, including acquisition choices, integration approach and divestiture timing could result in unfavorable impacts to growth and value creation.
VF Corporation Fiscal 2022 Form 10-K 13

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
VF uses third-party suppliers and manufacturing facilities worldwide for its raw materials and finished products, which poses risks to VF’s business operations.
During Fiscal 2022, VF’s products were sourced from independent manufacturers primarily located in Asia. Any of the following could impact our ability to source or deliver VF products, or our cost of sourcing or delivering products and, as a result, our profitability:
•political or labor instability in countries where VF’s contractors and suppliers are located;
•changes in local economic conditions in countries where VF’s contractors and suppliers are located;
•public health issues, such as the COVID-19 pandemic, have resulted in (or could continue to result in) closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•political or military conflict could cause a delay in the transportation of products to VF and an increase in transportation costs;
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
•disruptions at manufacturing or distribution facilities or in shipping and transportation locations caused by natural and man-made disasters;
•imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations could limit our ability to source products in cost-effective countries that have the required labor and expertise;
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
In addition, although we audit our third-party material suppliers and contracted manufacturing facilities and set strict compliance standards, actions by a third-party supplier or manufacturer that fail to comply could result in such third-party supplier failing to manufacture products that consistently meet our quality standards or engaging in unfavorable labor practices or providing unfavorable working conditions that negatively impact worker health, safety and wellness. Such noncompliance could expose VF to claims for damages, financial penalties and reputational harm, any of which could have a material adverse effect in our business and operations.
A significant portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay VF could substantially reduce VF’s revenues and profits.
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were approximately 17% of total revenues in Fiscal 2022, with our largest customer accounting for approximately 2% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations.
Talent management, employee retention and experience are important factors in VF’s success.
Our future success also depends on our ability to attract, develop, and retain talent with the necessary knowledge, skills and experience and maintain a culture of wellbeing, empowerment and diversity and inclusion to ensure VF is innovative and remains competitive in a rapidly-changing global marketplace. Competition for experienced and well-qualified personnel is intense and we may not be successful in attracting, developing, and retaining such personnel, which could impact VF’s ability to remain competitive. Additionally, changes to our office environments, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. As businesses increasingly operate remotely, traditional geographic competition for talent may change in ways that we cannot presently predict. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to attract and retain our employees. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. VF depends on the services and management experience of its executive officers and business leaders who have substantial experience and expertise in VF’s business, and in developing and retaining employees. The unexpected loss of services of one or more of these individuals or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on VF.
14 VF Corporation Fiscal 2022 Form 10-K

VF’s direct-to-consumer business includes risks that could have an adverse effect on its results of operations.
VF sells merchandise direct to consumer through VF-operated stores and e-commerce sites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, (i) U.S. or international resellers purchasing merchandise and reselling it overseas outside VF’s control, (ii) failure or interruption of the systems that operate the stores and websites, and their related support systems, including due to computer viruses, theft of customer information, privacy concerns, telecommunication failures, electronic break-ins and similar disruptions, technical malfunctions, and natural disasters or other causes (iii) credit card fraud, (iv) risks related to VF’s direct-to-consumer distribution centers and processes, and (v) shift in consumer preferences away from retail stores. Risks specific to VF’s e-commerce business also include (i) diversion of sales from VF stores or wholesale customers, (ii) difficulty in recreating the in-store experience through direct channels, (iii) liability for online content, (iv) changing patterns of consumer behavior, and (v) intense competition from online retailers. VF’s failure to successfully respond to these risks might adversely affect sales in its e-commerce business, as well as damage its reputation and brands.
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
A significant portion of our revenues are direct-to-consumer sales through VF-operated stores. In order to generate customer traffic, we locate many of our stores in prominent locations within successful retail shopping centers or in fashionable shopping districts. Our stores benefit from the ability of the retail center and other attractions in an area to generate consumer traffic in the vicinity of our stores. Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot control the development of new shopping centers or districts; the availability or cost of appropriate locations within existing or new shopping centers or districts; competition with other retailers for prominent locations; or the success of individual shopping centers or districts. Further, if we are unable to renew or replace our existing store leases or enter into leases for new stores on favorable terms, or if we violate the terms of our current leases, our growth and profitability could be harmed. All of these factors may impact our ability to meet our growth targets and could have a material adverse effect on our financial condition or results of operations.
VF may be unable to protect its trademarks and other intellectual property rights.
VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others copying its products and infringing its intellectual property rights, especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as Vans®, The North Face®, Timberland®, Dickies® and Supreme® enjoy significant worldwide consumer recognition, and the higher pricing of certain of the brands' products creates additional risk of counterfeiting and infringement.
VF’s trademarks, trade names, patents, trade secrets and other intellectual property are important to VF’s success. Counterfeiting of VF’s products or infringement on its intellectual property rights could diminish the value of our brands and adversely affect VF’s revenues. Actions we have taken to establish and protect VF’s intellectual property rights may not be adequate to prevent copying of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the U.S. or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, such as the Russian government's recent announcements that it would not protect intellectual property rights, including patent rights and rights that could block parallel imports of gray market goods, as a result of the sanctions imposed on Russia in connection with the Russia-Ukraine conflict, could have an impact on VF’s ability to enforce those rights.
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
VF relies on owned or leased VF-operated and third party-operated distribution facilities to warehouse and ship product to VF customers. VF’s distribution system includes computer-controlled and automated equipment, which may be subject to a
VF Corporation Fiscal 2022 Form 10-K 15

number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of VF’s products are distributed from a relatively small number of locations, VF’s operations could also be interrupted by earthquakes, floods, fires or other natural disasters or other events outside VF's control affecting its distribution centers, including political or labor instability. We maintain business interruption insurance under our property and cyber insurance policies, but it may not adequately protect VF from the adverse effects that could be caused by significant disruptions in VF’s distribution facilities. In addition, VF’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from its distribution facilities. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
VF’s business and operations could be materially and adversely affected if it fails to create systems of monitoring, prevention, response, crisis management, continuity and recovery to mitigate natural or man-made economic, political or environmental disruptions.
Business resiliency is important to VF’s success because there are a variety of risks generally associated with doing business on a global basis that may involve natural or man-made economic, political or environmental disruptions. Disruptions, and government responses to any disruption, could cause, among other things, a decrease in consumer spending that would negatively impact our sales, delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture and shipment of products, increased costs and a negative impact on our reputation and long-term growth plans. The impact of disruptions may vary based on the length and severity of the disruption. VF’s failure to create and implement systems of monitoring, prevention, response, crisis management, continuity and recovery to anticipate, prepare, prevent, mitigate, and respond to potential threats impacting its business, people, processes and facilities could result in extended disruptions and unpredictability.

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
Beginning in February 2022, in response to the military conflict between Russia and Ukraine, the U.S. and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. To date, we have experienced revenue impacts due to cessation of business in Russia, currency devaluation, and costs associated with compliance with sanctions and other regulations. In addition, as of April 2, 2022, there was approximately $31.0 million of cash in Russia that, although it can be used without limits within Russia, is currently limited on movement out of Russia. Further impacts of the conflict could include macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats, harm to employee health and safety, reputational harm, increase in counterfeiting and intellectual property activity, nationalization of our assets, and additional costs associated with compliance with sanctions and other regulations and risks associated with failure to comply with the same. Although our operations in Russia are not significant, the conflict could escalate and result in broader economic and security concerns, including in other geographies, which could in turn adversely affect our business, financial condition or results of operations.
Changes to U.S. or international trade policy, tariff and import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. For example, the U.S. government has instituted changes in trade policies imposing higher tariffs on imports into the U.S. from China. Tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted, considered or are considering imposing retaliatory measures on certain U.S. goods. VF, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a
16 VF Corporation Fiscal 2022 Form 10-K

material adverse effect on our business, financial condition and results of operations.
Changes in tax laws could increase our worldwide tax rate and tax liabilities and materially affect our financial position and results of operations.
We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“U.S. Tax Act”), which included a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and a new minimum tax on certain foreign earnings. Taxes related to the one-time mandatory deemed repatriation of foreign earnings due over a period of time could be accelerated upon certain triggering events, including failure to pay such taxes when due. In addition, regulatory, administrative and legislative guidance related to the U.S. Tax Act continues to be released. To the extent any future guidance differs from our interpretation of the law, or the current U.S. Presidential Administration takes further action, including through its proposal of a higher U.S. federal corporate tax rate and increased taxation of offshore income, such guidance or action could have a material effect on our financial position and results of operations.
In addition, many countries in the European Union ("EU") and around the globe have adopted and/or proposed changes to current tax laws. Further, organizations such as the Organisation for Economic Co-operation and Development ("OECD") have published action plans that, if adopted by countries where we do business, could increase our tax obligations and compliance costs in these countries. More specifically, the OECD has released rules to address tax challenges arising from the digitalization of the economy. The ultimate outcome of these rules that are enacted into law in each country may result in a material financial impact to VF.
Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
We may have additional tax liabilities from new or evolving government or judicial interpretation of existing tax laws.
As a global company, we determine our income tax liability in various tax jurisdictions based on an analysis and interpretation of U.S. and international tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of tax authorities. These determinations are the subject of periodic U.S. and international tax audits and court proceedings. In particular, tax authorities and the courts have increased their focus on income earned in no- or low-tax jurisdictions or income that is not taxed in any jurisdiction. Tax authorities have also become skeptical of special tax rulings provided to companies offering lower taxes than may be applicable in other countries.
For example, VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. During
2015, the EU investigated and announced its decision that the ruling was illegal and ordered that tax benefits granted under the ruling should be collected from the affected companies, including VF Europe, BVBA, a subsidiary of VF. Requests for annulment were filed by Belgium and VF Europe BVBA, individually. During 2017 and 2018, VF Europe BVBA was assessed and paid €35.0 million in tax and interest, which was recorded as an income tax receivable based on the expected success of the requests for annulment. During 2019, the General Court annulled the EU decision and the EU subsequently appealed the General Court’s annulment. In September 2021, the General Court’s judgment was set aside by the Court of Justice of the EU and the case was sent back to the General Court to determine whether the excess profit tax regime amounted to illegal State aid. The case remains open and unresolved. If this matter is adversely resolved, the tax and interest amounts paid by VF will not be collected by VF.
Also, as previously reported, VF petitioned the U.S. Tax Court (the "Court") to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF's acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue, and on January 31, 2022, the Court issued its opinion in favor of the IRS. VF believes the opinion of the Court was in error based on the technical merits and intends to appeal; however, VF will be required to pay the 2011 taxes and interest being disputed or post a surety bond. It is anticipated that during Fiscal 2023, the IRS will assess, and VF will pay, the 2011 taxes and interest, which would be recorded as a tax receivable based on the technical merits of our position with regards to the case. The gross amount of taxes and interest as of April 2, 2022 was estimated at approximately $845.0 million and will continue to accrue interest until paid. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this tax receivable may not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense estimated as of April 2, 2022 could be up to $700.0 million.
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
Our business is subject to comprehensive national, state and local laws and regulations on a wide range of environmental,
VF Corporation Fiscal 2022 Form 10-K 17

climate change, consumer protection, employment, privacy, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, safety, employment practices and environmental compliance. The costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors.
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
Climate change is occurring around the world and may impact our business in numerous ways. Failure to monitor, adapt, build resilience, and develop solutions against the physical and transitional impacts from climate change may lead to revenue loss, market share loss, business interruptions, and rising costs. Climate change could lead to increased volatility due to physical impacts of climate change on the supply chain, including the availability, quality and cost of raw materials. Increased frequency and severity of extreme weather events (storms and floods) could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending.
Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, and other stakeholders, including non-governmental organizations, employees, and consumers, have focused increasingly on the environmental, social and governance ("ESG") and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments and/or have higher expectations of corporate conduct. If our ESG practices do not meet investor or other stakeholder expectations and standards, including related to climate change, sustainability, and human rights, and do not meet related regulations and expectations for increased transparency, which continue to evolve, our brands, reputation and employee retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. While we may announce voluntary ESG targets, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and regulations. Also, our failure, or perceived failure, to manage reputational threats and meet stakeholder expectations or shifting consumer preferences with respect to socially responsible activities and products and packaging and sustainability commitments and regulations could negatively impact our brand, image, reputation, credibility, employee retention, and the willingness of our customers and suppliers to do business with us.

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
It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in Fiscal 2023 or future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit change from our current assumptions (including changes in discount rates), (iii) investors require higher rates of return on equity investments in the marketplace, or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible
18 VF Corporation Fiscal 2022 Form 10-K

assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
Fluctuations in wage rates and the price, availability and quality of raw materials and finished goods could increase costs.
Fluctuations in the price, availability and quality of purchased finished goods or the fabrics, leather, cotton or other raw materials used therein could have a material adverse effect on VF’s cost of goods sold or its ability to meet its customers’ demands. Prices of purchased finished products may depend on wage rate increases required by legal or industry standards in Asia and other geographic areas where our independent contractors are located, as well as increasing freight costs from those regions. Inflation, including as a result of inflationary pressures related to global supply chain disruptions, can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost and availability of the materials that are used in our products, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemical and other costs, such as fuel, energy and utility costs, can fluctuate significantly as a result of inflation in addition to many other factors, including general economic conditions and demand, crop yields, energy prices, weather patterns, public health issues (such as the COVID-19 pandemic) and speculation in the commodities markets. A significant portion of our products also are manufactured in other countries and declines in the values of the U.S. dollar may result in higher manufacturing costs. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.
A growing percentage of VF’s total revenues (approximately 48% in Fiscal 2022) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.
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
Our ability to obtain financing on favorable terms, if needed, could be adversely affected by geopolitical risk and volatility in the capital markets.
Any disruption in the capital markets could limit the availability of funds or the ability or willingness of financial institutions to extend capital in the future. Future volatility in the financial and credit markets, including the recent volatility due, in part, to the COVID-19 pandemic and/or the conflict in Ukraine, could make it more difficult for us to obtain financing or refinance existing debt when the need arises, including upon maturity, or on terms that would be acceptable to us. This disruption or volatility could adversely affect our liquidity and funding resources or significantly increase our cost of capital. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and cash flows.
Effective January 1, 2022, the publication of LIBOR on a representative basis ceased for the one-week and two-month U.S. dollar LIBOR settings and all sterling, yen, euros, and Swiss franc LIBOR settings. All other remaining U.S. dollar LIBOR settings will cease July 1, 2023. In connection with the sunset of certain LIBOR reference rates occurring at the end of 2021, we amended the credit agreement for our senior unsecured revolving credit facility to include provisions for the replacement of LIBOR upon the cessation thereof that are customary for credit facilities of this nature. We continue to monitor developments related to the upcoming transition from U.S. dollar LIBOR settings to an alternative benchmark reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. At this time, the effects of the phase out of U.S. dollar LIBOR and the adoption of alternative benchmark rates have not been fully determined, but uncertainty regarding rates may make borrowing or refinancing our indebtedness more expensive or difficult to achieve on terms we consider favorable.
VF’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent VF from fulfilling its financial obligations, and VF may not be able to maintain its current credit ratings, may not continue to pay dividends or repurchase its common stock and may not remain in compliance with existing debt covenants.
As of April 2, 2022, VF had approximately $5.4 billion of debt outstanding. VF’s debt and interest payment requirements could have important consequences on its business, financial condition and results of operations. For example, it could:
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
VF Corporation Fiscal 2022 Form 10-K 19

•place VF at a competitive disadvantage compared to its competitors that have less indebtedness outstanding; and
•negatively affect VF's credit ratings and limit, along with the financial and other restrictive covenants in VF’s debt documents and its ability to borrow additional funds.
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
During Fiscal 2022, $66.6 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:
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
VF currently has obligations under its defined benefit pension plans. The funded status of the pension plans is dependent on many factors, including returns on investment assets and the discount rates used to determine pension obligations. Unfavorable impacts from returns on plan assets, decreases in discount rates, changes in plan demographics or revisions in the applicable laws or regulations could materially change the timing and amount of pension funding requirements, which could reduce cash available for VF’s business.
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
The spin-off of Kontoor Brands, Inc. could result in substantial tax liability to us and our shareholders.
We received opinions of tax advisors substantially to the effect that, for U.S. Federal income tax purposes, the May 22, 2019 spin-off of our Jeans business, Kontoor Brands, Inc. ("Kontoor Brands") and certain related transactions qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made by us in connection with the delivery of the opinions are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinions. Furthermore, the opinions are not binding on the IRS or the courts. If, notwithstanding receipt of the opinions, the spin-off transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who received shares of Kontoor Brands in connection with the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.
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
20 VF Corporation Fiscal 2022 Form 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

The following is a summary of VF Corporation’s principal owned and leased properties as of April 2, 2022.
VF’s global headquarters are located in a 285,000 square foot, leased facility in Denver, Colorado. In addition, we own facilities in Stabio, Switzerland and lease offices in Shanghai, China, which serve as our European and Asia-Pacific regional headquarters, respectively. We also own or lease brand headquarters facilities throughout the world.
VF owns a 236,000 square foot facility in Appleton, Wisconsin that serves as a shared service center for certain brands in North America. We own a 180,000 square foot facility in Greensboro, North Carolina that serves as a corporate shared service center. We own and lease shared service facilities in Antwerp, Belgium; Kuala Lumpur, Malaysia and Dalian, China that support our European and Asia-Pacific operations. Our sourcing hubs are located in Singapore and Panama City, Panama.
Our largest distribution centers by region are located in Visalia, California, Prague, Czech Republic and Shanghai, China. In total, we operate 25 owned or leased distribution centers primarily in the U.S., but also in the Czech Republic, United Kingdom, the Netherlands, China, Canada, Mexico, Belgium, Israel, Japan and France.
In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,322 retail stores across the Americas, Europe and Asia-Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

ITEM 3. LEGAL PROCEEDINGS.

Other than the IRS dispute in the U.S. Tax Court discussed in Note 21 — Commitments and Contingencies, there are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.

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
VF Corporation Fiscal 2022 Form 10-K 21

PART II

ITEM 5. MARKET FOR VF’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. As of April 30, 2022 there were 2,854 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of June, September, December and March.

PERFORMANCE GRAPH:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for Fiscal 2017 through Fiscal 2022. The S&P 1500 Apparel Index at the end of Fiscal 2022 consisted of Capri Holdings Limited, Carter’s, Inc., Columbia Sportswear Company, Fossil, Inc., G-III Apparel Group, Ltd., Hanesbrands Inc., Kontoor Brands, Inc., Movado Group, Inc., Oxford Industries, Inc., PVH Corp., Ralph
Lauren Corporation, Tapestry, Inc., Under Armour, Inc., Vera Bradley, Inc. and VF Corporation. The graph assumes that $100 was invested at the end of Fiscal 2016 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of Fiscal 2016 through Fiscal 2022. Past performance is not necessarily indicative of future performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN OF VF COMMON STOCK,
S&P 500 INDEX AND S&P 1500 APPAREL INDEX
VF Common Stock closing price on April 2, 2022 was $56.54

250
200
150
100
50
0
Dollars
12/31/2016
12/30/2017
3/30/2019
3/28/2020
4/3/2021
4/2/2022
VF Corporation
S&P 500 Index
S&P 1500 Apparel, Accessories & Luxury Goods

Company / Index	Base Period 12/31/16	12/30/17	3/30/19	3/28/20	4/3/21	4/2/22
VF Corporation	$100.00	$142.75	$172.63	$124.81	$176.14	$129.00
S&P 500 Index	100.00	121.83	132.39	121.06	194.83	223.43
S&P 1500 Apparel, Accessories & Luxury Goods	100.00	119.36	120.97	63.87	125.90	106.30
22 VF Corporation Fiscal 2022 Form 10-K

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended April 2, 2022 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
January 2, 2022 — January 29, 2022	—	$—	—	$2,536,975,459
January 30, 2022 — February 26, 2022	775,371	64.49	775,371	2,486,971,057
February 27, 2022 — April 2, 2022	—	—	—	2,486,971,057
Total	775,371		775,371

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a global leader in the design, procurement, marketing and distribution of branded lifestyle apparel, footwear and related products. VF’s diverse portfolio meets consumer needs across a broad spectrum of activities and lifestyles. Our long-term growth strategy is focused on four drivers — drive and optimize our portfolio, distort investments to Asia, elevate direct channels and accelerate our consumer-minded, retail-centric, hyper-digital business model transformation.
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
VF is organized by groupings of brands and businesses represented by its reportable segments for financial reporting purposes. The three reportable segments are Outdoor, Active and Work.

BASIS OF PRESENTATION

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. All references to the years ended March 2022 ("Fiscal 2022"), March 2021 ("Fiscal 2021") and March 2020 ("Fiscal 2020") relate to the 52-week fiscal year ended April 2, 2022, the 53-week fiscal year ended April 3, 2021 and the 52-week fiscal year ended March 28, 2020, respectively.
The following discussion and analysis focuses on our financial results for the years ended March 2022 and 2021 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended March 2021 compared to the year ended March 2020 is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 3, 2021, filed with the SEC on May 27, 2021, and is incorporated by reference into this Form 10-K.
All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
References to the year ended March 2022 foreign currency amounts below reflect the changes in foreign exchange rates from the year ended March 2021 and their impact on translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On December 28, 2020, VF acquired 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme"). The business results for Supreme have been included in the Active segment. All references to contributions from acquisition below represent the operating results of Supreme through the one-year anniversary of the acquisition. Refer to Note 3 to VF's consolidated financial statements for additional information on the acquisition.
On June 28, 2021, VF completed the sale of its Occupational Workwear business. The Occupational Workwear business was comprised primarily of the following brands and businesses: Red Kap®, VF Solutions®, Bulwark®, Workrite®, Walls®, Terra®, Kodiak®, Work Authority® and Horace Small®. The business also included
VF Corporation Fiscal 2022 Form 10-K 23

the license of certain Dickies® occupational workwear products that have historically been sold through the business-to-business channel. The results of the Occupational Workwear business and the related cash flows have been reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented. Refer to Note 4 for additional information on discontinued operations.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF's continuing operations.

RECENT DEVELOPMENTS

Russia-Ukraine Conflict
In response to the ongoing conflict in Ukraine, all VF-operated retail locations within Russia are currently closed and commercial shipments to both Russia and Ukraine are suspended. Revenues in Russia and Ukraine represented less than 1% of VF's total Fiscal 2022 revenue. While we are not able to determine the ultimate length and severity of the conflict, we currently do not expect significant disruption to our business.

Impact of COVID-19

The coronavirus ("COVID-19") pandemic significantly impacted global economic conditions, as well as VF's business operations and financial performance during Fiscal 2022 and Fiscal 2021. As the global impact of COVID-19 continues, VF remains first and foremost focused on a people-first approach that prioritizes the health and well-being of its employees, customers, trade partners and consumers around the world. To help mitigate the spread of COVID-19 and in response to health advisors and governmental actions and regulations, VF has modified its business practices including the temporary closing of offices and retail stores, instituting travel bans and restrictions and implementing health and safety measures including social distancing and quarantines. VF has also implemented measures that are designed to ensure the health, safety and well-being of associates employed in its distribution and fulfillment centers around the world.
VF-operated retail stores across the globe were impacted during Fiscal 2022 and 2021 due to temporary closures for varying periods of time due to COVID-19. The table below indicates the approximate percentage of VF-operated retail stores that were open and operating at the end of each fiscal quarter for Fiscal 2022 and Fiscal 2021 in North America, the Europe region (excluding current closures in Russia) and the Asia-Pacific region.

	Fiscal 2022
Approximate % of VF-Operated Retail Stores Open	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
North America	100%	100%	100%	100%
Europe	100%	100%	94%	100%
Asia-Pacific	95%	99%	100%	88%

	Fiscal 2021
	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter
North America	75%	95%	85%	95%
Europe	90%	99%	50%	40%
Asia-Pacific	100%	99%	99%	99%
(a)As of the end of the fourth quarter of Fiscal 2020, all VF-operated retail stores in North America and the Europe region were closed, while the majority of VF-operated retail stores in the Asia-Pacific region were open.
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
COVID-19 has also impacted some of VF's suppliers, including raw material suppliers, third-party manufacturers, logistics providers and other vendors. At this time, the majority of VF's supply chain is operational. Suppliers are complying with local health advisories and governmental restrictions which has resulted in product delays. The resurgence of COVID-19 lockdowns in key sourcing countries resulted in additional manufacturing capacity constraints during Fiscal 2022; however, the situation improved over time. Additionally, Fiscal 2022 was impacted by continued port congestion, lengthened transit times, equipment availability and other logistics challenges. These issues caused significant product delays, which resulted in challenges to timely meet customer demand in Fiscal 2022. VF worked with its suppliers to minimize disruption and employed expedited freight as needed. VF's distribution centers are
24 VF Corporation Fiscal 2022 Form 10-K

operational in accordance with local government guidelines while maintaining enhanced health and safety protocols.
In response to COVID-19, various government programs were announced to provide financial relief to affected businesses including the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act, among other things, provides employer payroll tax credits for wages paid to employees unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Other foreign government programs available to VF also provide certain payroll tax credits and wage subsidies. The Company recognized $81.4 million during the year ended March 2021 as a result of relief from the CARES Act and other governmental packages, which were recorded as a reduction in selling, general and administrative expenses.
The COVID-19 pandemic is ongoing and dynamic in nature, and has driven global uncertainty and disruption. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect ongoing disruption to our business.

Enterprise Protection Strategy

VF has taken actions to advance its Enterprise Protection Strategy in response to the COVID-19 pandemic.
At March 2022, VF had approximately $1.3 billion of cash and equivalents. Additionally, VF had approximately $1.9 billion available for borrowing against the Global Credit Facility, subject to certain restrictions.
The Company made the decision to temporarily pause its share repurchase program on April 7, 2020. The Company decided to reinstate the program during the third quarter of Fiscal 2022 and completed $350.0 million of repurchases during Fiscal 2022, which leaves VF with $2.5 billion remaining under its share repurchase authorization. The Company paid a cash dividend of $1.98 per share during the year ended March 2022, and has declared a cash dividend of $0.50 per share that is payable in the first quarter of Fiscal 2023. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend.
The Company has also commenced a multi-year initiative designed to enable our ability to accelerate and advance VF's business model transformation. One of the key objectives of this initiative is to deliver global cost savings over a three-year period that will be used to support the transformation agenda and highest-priority growth drivers. The Company is on track to deliver the cost savings as contemplated in this initiative. As VF continues to actively monitor the situation and advance our business model transformation, we may take further actions that affect our operations.
We believe the Company has sufficient liquidity and flexibility to operate and continue to execute our strategy during the disruptions caused by the COVID-19 pandemic and related governmental actions and regulations and health authority advisories, and meet its obligations as they become due. However, there continues to be uncertainty about the duration and extent of the impact of COVID-19, governmental actions in response to the pandemic, and the impact on us and our consumers, customers and suppliers. See "Item 1A. Risk Factors." for additional discussion.

HIGHLIGHTS OF THE YEAR ENDED MARCH 2022

•Revenues increased 28% to $11.8 billion compared to the year ended March 2021, including the recovery from the negative impact of COVID-19 on the prior year, a 5% contribution from the Supreme acquisition and a 1% favorable impact from foreign currency.
•Active segment revenues increased 29% to $5.4 billion compared to the year ended March 2021, including a $438.5 million (10%) contribution from the Supreme acquisition, through the one-year anniversary of the acquisition.
•Outdoor segment revenues increased 29% to $5.3 billion compared to the year ended March 2021, including a 1% favorable impact from foreign currency.
•Work segment revenues increased 20% to $1.1 billion compared to the year ended March 2021, including a 1% favorable impact from foreign currency.
•Direct-to-consumer revenues were up 31% compared to the year ended March 2021, including a 10% contribution from the Supreme acquisition. Direct-to-consumer revenues accounted for 46% of VF’s total revenues in the year ended March 2022. E-commerce revenues increased 14% in the year ended March 2022 compared to the year ended March 2021, driven by a 15% contribution from the Supreme acquisition and a 1% favorable impact from foreign currency.
•International revenues increased 23% compared to the year ended March 2021, including a 1% favorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues were up 1%, including a 5% favorable impact from foreign currency, partially offset by COVID-19 resurgence in Fiscal 2022. International revenues represented 48% of VF’s total revenues in the year ended March 2022.
•Gross margin increased 180 basis points to 54.5% in the year ended March 2022 compared to the year ended March 2021, primarily driven by reduced promotional activity and a higher proportion of full-price sales, which was partially offset by expedited freight costs.
•Cash flows provided by operating activities were $858.2 million in the year ended March 2022.
•Earnings per share increased to $3.10 in the year ended March 2022 from $0.91 in the year ended March 2021. The increase was primarily driven by recovery from the negative impact of COVID-19 on the prior year and contribution from the Supreme acquisition.
•VF repurchased $350.0 million of its Common Stock and paid $773.2 million in cash dividends, returning $1.1 billion to stockholders.
VF Corporation Fiscal 2022 Form 10-K 25

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the year ended March 2022 compared to the year ended March 2021:

(In millions)	Year Ended March
Net revenues — 2021	$9,238.8
Organic	2,098.7
Acquisition	438.5
Impact of foreign currency	65.8
Net revenues — 2022	$11,841.8

Year Ended March 2022 Compared to Year Ended March 2021

VF reported a 28% increase in revenues in Fiscal 2022 compared to Fiscal 2021, including a 1% favorable impact from foreign currency. The revenue increase was primarily attributable to recovery from the negative impact of COVID-19 on demand and distribution channels in the prior year, which included temporary closures of VF-operated retail and VF's wholesale customer stores. The growth rate has also been impacted in the current year by supply chain disruption, including port delays, lengthened transit times, logistics challenges and supplier production issues. Fiscal 2022 also included a $438.5 million (5%) contribution from the Supreme acquisition, through the one-year anniversary of the acquisition. Fiscal 2021 included an extra week when compared to Fiscal 2022 due to VF's 53-week Fiscal 2021.

Revenues increased across all regions in the year ended March 2022. The largest increases were in the United States, Europe and Americas (non-U.S.) regions, which experienced the most significant negative impact of COVID-19 in the prior year. Revenues in the Asia-Pacific region in the year ended March 2022 have been negatively impacted by COVID-19 resurgence, which has caused disruption and consumption pressure in the region, particularly in Greater China.
Revenues increased in both our wholesale and direct-to-consumer channels in the year ended March 2022. The overall increase in the direct-to-consumer channel was driven by reopenings of our owned retail stores, which had temporary closures in the prior year due to COVID-19, and the contribution from the Supreme acquisition. The overall increase in the wholesale channel also reflects recovery from the negative impact of COVID-19 on the prior year.
Additional details on revenues are provided in the section titled “Information by Reportable Segment”.
The following table presents the percentage relationship to net revenues for components of the Consolidated Statements of Operations:

	Year Ended March

	2022	2021
Gross margin (net revenues less cost of goods sold)	54.5%	52.7%
Selling, general and administrative expenses	40.7	45.9
Impairment of goodwill and intangible assets	—	0.2
Operating margin	13.8%	6.6%

Year Ended March 2022 Compared to Year Ended March 2021
Gross margin increased 180 basis points to 54.5% in Fiscal 2022 compared to 52.7% in Fiscal 2021. The increase in gross margin in Fiscal 2022 was driven by higher levels of full-price sales as increased promotional activity was used to clear elevated inventory levels relative to demand in the prior year, primarily due to the negative impact of COVID-19. Fiscal 2022 also included a 20 basis point contribution from the Supreme acquisition. The increase in gross margin was partially offset by expedited freight costs, which were the direct result of the supply chain disruption.
Selling, general and administrative expenses as a percentage of total revenues decreased in Fiscal 2022 compared to Fiscal 2021, primarily reflecting leverage of operating expenses due to increased revenues compared to the prior year, which was negatively impacted by COVID-19. Selling, general and administrative expenses increased $583.2 million in Fiscal 2022 compared to Fiscal 2021 primarily due to cost controls taken in the prior year in response to COVID-19 and payroll relief in the prior year period from the CARES Act and other governmental packages. The Company recognized $81.4 million during Fiscal 2021 as a result of relief from the CARES Act and other governmental packages. The increase was also due to higher advertising expenses, continued investments in direct-to-consumer and digital strategic growth initiatives, higher distribution spending and the impact from Supreme. The increase in Fiscal 2022 was partially offset by a $150.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition, which was recognized in the selling, general and administrative expense line item for the year ended March 2022.
26 VF Corporation Fiscal 2022 Form 10-K

In Fiscal 2021, VF recorded a $20.4 million write-off of certain trademark and customer relationship balances, which resulted from strategic actions taken by the Company.
In Fiscal 2022, operating margin increased to 13.8% from 6.6% in Fiscal 2021, primarily due to the items described above.
Net interest expense increased $5.0 million to $131.5 million in Fiscal 2022. The increase in net interest expense was primarily due to lower invested balances and lower investment interest rates. Total outstanding interest-bearing debt averaged $5.6 billion and $5.8 billion for Fiscal 2022 and Fiscal 2021, respectively, with short-term borrowings representing 1.1% and 4.2% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 2.1% in both Fiscal 2022 and Fiscal 2021.
Loss on debt extinguishment of $3.6 million was recorded in Fiscal 2022 as a result of the early redemption of $500.0 million in aggregate principal amount of VF's outstanding 2.050% Senior Notes due April 2022.
Other income (expense), net primarily consists of components of net periodic pension cost (excluding the service cost component), foreign currency gains and losses and other non-operating gains and losses. Other income (expense) netted to $26.2 million and $(24.7) million in Fiscal 2022 and Fiscal 2021, respectively. Other income (expense), net in Fiscal 2022 included $21.6 million of net periodic pension income driven by the expected return on plan assets and a $6.8 million gain related to certain insurance recoveries. Other income (expense), net in Fiscal 2021 included $42.4 million expense related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America and $21.5 million of net periodic pension income driven by the expected return on plan assets.
The effective income tax rate was 20.2% in Fiscal 2022 compared to 22.3% in Fiscal 2021. The Fiscal 2022 effective income tax rate included a net discrete tax expense of $104.7 million, which included a $99.6 million net tax expense related to unrecognized tax benefits and interest, an $18.9 million tax benefit related to return to accrual adjustments, a $67.4 million net tax expense related to changes to deferred tax benefits previously recognized under Switzerland's Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act") reform, and a $35.2 million tax benefit related to withholding taxes on prior foreign earnings. The $104.7 million net discrete tax expense in Fiscal 2022 increased the effective income tax rate by 6.9% compared to an unfavorable 2.2% impact of discrete items for Fiscal 2021. Excluding discrete items, the effective tax rate during Fiscal 2022 decreased by approximately 6.8% primarily due to losses generated in the prior year, more favorable expectations to utilize foreign tax credits generated in the current year and non-taxable contingent consideration fair value adjustments recorded in the current year.
As a result of the above, income from continuing operations in Fiscal 2022 was $1.2 billion ($3.10 per diluted share), compared to $354.9 million ($0.91 per diluted share) in Fiscal 2021.
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
VF Corporation Fiscal 2022 Form 10-K 27

Year Ended March 2022 Compared to Year Ended March 2021
The following tables present a summary of the changes in segment revenues and profit in the year ended March 2022 compared to the year ended March 2021 and revenues by region for our Top 4 brands for the years ended March 2022 and 2021:

Segment Revenues:
	Year Ended March
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2021	$4,127.6	$4,160.9	$945.7	$4.6	$9,238.8
Organic	1,173.3	748.6	180.6	(3.8)	2,098.7
Acquisition	—	438.5	—	—	438.5
Impact of foreign currency	26.7	32.3	6.8	—	65.8
Segment revenues — 2022	$5,327.6	$5,380.3	$1,133.1	$0.8	$11,841.8

Segment Profit (Loss):
	Year Ended March
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2021	$342.2	$648.5	$27.1	$(5.4)	$1,012.4
Organic	448.0	232.5	164.8	4.8	850.1
Acquisition	—	93.2	—	—	93.2
Impact of foreign currency	5.3	5.5	1.6	0.1	12.5
Segment profit (loss) — 2022	$795.5	$979.7	$193.5	$(0.5)	$1,968.2

Top Brand Revenues:
	Year Ended March 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$2,368.4	$1,553.9	$829.5	$584.1	$5,335.9
International:
Europe	917.7	1,129.9	628.4	89.5	2,765.5
Asia-Pacific	603.4	422.1	250.6	143.9	1,420.0
Americas (non-U.S.)	272.4	153.9	114.6	20.2	561.1
Global	$4,161.9	$3,259.7	$1,823.1	$837.7	$10,082.5

	Year Ended March 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
United States	$1,945.0	$1,211.8	$615.8	$415.4	$4,188.0
International:
Europe	702.0	807.3	533.2	103.2	2,145.7
Asia-Pacific	627.0	329.4	280.5	161.1	1,398.0
Americas (non-U.S.)	191.7	108.9	83.5	21.8	405.9
Global	$3,465.7	$2,457.4	$1,513.0	$701.5	$8,137.6
(a) The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.

28 VF Corporation Fiscal 2022 Form 10-K

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Year Ended March

(Dollars in millions)	2022	2021	Percent Change
Segment revenues	$5,327.6	$4,127.6	29.1%
Segment profit	795.5	342.2	132.5%
Operating margin	14.9%	8.3%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Icebreaker® and Altra®.

Year Ended March 2022 Compared to Year Ended March 2021
Global revenues for Outdoor increased 29% in Fiscal 2022 compared to Fiscal 2021, including a 1% favorable impact due to foreign currency. The overall increase in revenues during the year was driven by recovery from the negative impact of COVID-19 on the prior year. Revenues in the United States increased 33% in Fiscal 2022. Revenues in the Europe region increased 31%, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 10% in Fiscal 2022, with a 4% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 40% in Fiscal 2022, including a 5% favorable impact from foreign currency.
Global revenues for The North Face® brand increased 33% in Fiscal 2022, including a 1% favorable impact from foreign currency. The overall revenue growth reflects increases in all regions and channels compared to the prior year. The overall growth was led by the Europe region, which increased 40% in Fiscal 2022.
Global revenues for the Timberland® brand increased 20% in Fiscal 2022. The increase was driven by recovery from the negative impact of COVID-19 on the prior year. The overall growth was led by an increase of 41% in the United States, and an increase of 19% in the Europe region, including a 1%
unfavorable impact from foreign currency in Fiscal 2022. The increase was partially offset by an 11% decrease in the Asia-Pacific region during Fiscal 2022, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region have been negatively impacted by COVID-19 resurgence during Fiscal 2022.
Global direct-to-consumer revenues for Outdoor increased 21% in Fiscal 2022, including a 1% favorable impact from foreign currency. The increase was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in the prior year due to COVID-19. Global wholesale revenues for Outdoor increased 35%, which also reflects recovery from the negative impact of COVID-19 on the prior year.
Operating margin increased in Fiscal 2022 compared to Fiscal 2021, primarily due to leverage of operating expenses on increased revenues and reduced promotional activity compared to Fiscal 2021, which was negatively impacted by COVID-19. The increase was partially offset by higher advertising expenses, increased expedited freight costs, continued investments in direct-to-consumer and digital strategic growth initiatives and higher distribution spending. Fiscal 2021 also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

VF Corporation Fiscal 2022 Form 10-K 29

Active

	Year Ended March

(Dollars in millions)	2022	2021	Percent Change
Segment revenues	$5,380.3	$4,160.9	29.3%
Segment profit	979.7	648.5	51.1%
Operating margin	18.2%	15.6%

The Active segment includes the following brands: Vans®, Supreme®, Napapijri®, Kipling®, Eastpak® and JanSport®.

Year Ended March 2022 Compared to Year Ended March 2021
Global revenues for Active increased 29% in Fiscal 2022 compared to Fiscal 2021. Included in these results are revenues from the Supreme acquisition of $438.5 million through the one-year anniversary of the acquisition, which provided a 10% contribution to the overall increase. The overall increase in revenues was driven by recovery from the negative impact of COVID-19 on the prior year. Revenues in the United States increased 33%, including a 12% contribution from the Supreme acquisition. Revenues in the Europe region increased 33%, including a 6% contribution from the Supreme acquisition. Revenues in the Asia-Pacific region increased 9%, including a 3% favorable impact from foreign currency and a 15% contribution from the Supreme acquisition, which were partially offset by a 7% decrease in Greater China (including a 5% favorable impact from foreign currency) primarily due to the negative impact of COVID-19 resurgence in Fiscal 2022. Revenues in the Americas (non-U.S.) region increased 41%, including a 5% favorable impact from foreign currency.
Vans® brand global revenues increased 20% in Fiscal 2022, including a 1% favorable impact from foreign currency. The increase was driven by recovery from the negative impact of COVID-19 on the prior year. The overall growth in Fiscal 2022 was led by an increase of 22% in the United States, and an increase of 31% in the Europe region, including a 1% favorable impact from foreign currency in the year ended March 2022. The increase in the year ended March 2022 was partially offset by a
4% decrease in the Asia-Pacific region, including a 3% favorable impact from foreign currency, primarily due to the negative impact of COVID-19 resurgence in Fiscal 2022.
Global direct-to-consumer revenues for Active increased 43% in Fiscal 2022, including a 1% favorable impact from foreign currency. Excluding revenues from Supreme through the one-year anniversary of the acquisition, global direct-to-consumer revenues increased 23%, including a 1% favorable impact from foreign currency. The increase in the direct-to-consumer channel was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in Fiscal 2021. Global wholesale revenues for Active increased 14% in Fiscal 2022, and included a 1% favorable impact from foreign currency. The increase in Fiscal 2022 also reflects recovery from the negative impact of COVID-19 on the prior year.
Operating margin increased in Fiscal 2022 compared to Fiscal 2021, primarily due to leverage of operating expenses on increased revenues, less promotional activity compared to Fiscal 2021, which was negatively impacted by COVID-19, and the impact from Supreme. The increase was partially offset by continued investments in direct-to-consumer and digital strategic growth initiatives, higher advertising expenses, higher distribution spending and increased expedited freight costs. Fiscal 2021 also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

30 VF Corporation Fiscal 2022 Form 10-K

Work

	Year Ended March

(Dollars in millions)	2022	2021	Percent Change
Segment revenues	$1,133.1	$945.7	19.8%
Segment profit	193.5	27.1	*
Operating margin	17.1%	2.9%

*Calculation not meaningful
The Work segment includes the following brands: Dickies® and Timberland PRO®.

Year Ended March 2022 Compared to Year Ended March 2021
Global Work revenues increased 20% in Fiscal 2022 compared to Fiscal 2021, including a 1% favorable impact from foreign currency. The increase in revenues was attributed to overall growth in both the Dickies® and Timberland PRO® brands, including recovery from the negative impact of COVID-19 on the prior year. Revenues in the United States increased 35% in Fiscal 2022. Revenues in the Europe region decreased 17%, including a 1% unfavorable impact from foreign currency, due to strategic business model changes. Revenues in the Asia-Pacific region decreased 11%, including a 2% favorable impact from foreign currency, driven by declines in Greater China primarily due to the negative impact of COVID-19 resurgence in Fiscal 2022. Revenues in the Americas (non-U.S.) region increased 13% in Fiscal 2022, including a 6% favorable impact from foreign currency.
Dickies® brand global revenues increased 19% in Fiscal 2022. The overall growth was led by an increase of 41% in the United States, driven by growth in the wholesale channel both in work and work-inspired lifestyle products. The increase in the year ended March 2022 was partially offset by declines in the Europe and Asia-Pacific regions.
Operating margin increased in Fiscal 2022 compared to Fiscal 2021. The increase was primarily due to leverage of operating expenses on increased revenues compared to Fiscal 2021, which was negatively impacted by COVID-19. The increase was also due to lower cost optimization activity and other charges indirectly related to the strategic review of the Occupational Workwear business in the prior year and other operating efficiency gains. The increase was partially offset by higher advertising expenses and expedited freight costs. Fiscal 2021 also included cost controls taken in response to COVID-19 and payroll relief from the CARES Act and other governmental packages.

Reconciliation of Segment Profit to Consolidated Income Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated income before income taxes. These costs are (i) impairment of goodwill and indefinite-lived intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the respective businesses, (ii) interest expense, net, and loss on debt extinguishment which are excluded from segment profit because substantially all financing costs are managed at the corporate office and are not under the control of segment management, and (iii) corporate and other expenses, which are excluded from segment profit to the extent they are not allocated to the segments. Impairment of goodwill and indefinite-lived intangible assets, net interest expense and loss on debt extinguishment are discussed in the “Consolidated Statements of Operations” section, and corporate and other expenses are discussed below.

	Year Ended March

(In millions)	2022	2021
Impairment of indefinite-lived intangible assets	$—	$12.4
Interest expense, net and loss on debt extinguishment	135.1	126.5
Corporate and other expenses	309.8	417.0

Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses.
Information Systems and Shared Services
These costs include management information systems and the centralized finance, supply chain and human resources functions that support worldwide operations. The costs also include software system implementations and upgrades and other strategic projects. Operating costs of information systems and shared services are charged to the segments based on utilization of those services. Costs to develop new software and related applications are generally not allocated to the segments.
Corporate Headquarters’ Costs
Headquarters’ costs include compensation and benefits of corporate management and staff, legal and professional fees, and general and administrative expenses that have not been allocated to the segments.
Other
This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the segments, (ii) costs of registering, maintaining and enforcing certain of VF’s trademarks, and (iii) miscellaneous consolidated
VF Corporation Fiscal 2022 Form 10-K 31

activities, the most significant of which is related to VF’s centrally-managed U.S. defined benefit pension plans.
Corporate and other expenses decreased $107.2 million in Fiscal 2022 when compared to the prior year. The decrease was primarily attributed to the impact of a $150.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition during Fiscal 2022 and the impact of $42.4 million expense related to the release of currency translation amounts associated with the substantial liquidation of foreign entities in certain countries in South America during Fiscal 2021. The decrease was partially offset by $74.3 million of higher information technology costs driven by those related to digital contracts, employee expenses, project spending and other services, and overall lower cost reimbursements associated with transition services provided to Kontoor Brands, primarily related to information technology services, during Fiscal 2022.

International Operations

International revenues increased 23% in Fiscal 2022 compared to Fiscal 2021, driven by recovery from the negative impact of COVID-19 on the prior year, and included a 4% contribution from the Supreme acquisition. Foreign currency had a favorable impact of 1% on international revenues in Fiscal 2022. Revenues in the Europe region increased 30% in Fiscal 2022, including a 3% contribution from the Supreme acquisition. In the Asia-Pacific region, revenues increased 7% in Fiscal 2022 over Fiscal 2021, and included a 7% contribution from the Supreme acquisition. Foreign currency positively impacted revenues in the Asia-Pacific region by 3%. Revenues in Greater China increased 1% in Fiscal 2022, including a 5% favorable impact from foreign currency. The Asia-Pacific region was negatively impacted by COVID-19 resurgence during Fiscal 2022. Revenues in the Americas (non-U.S.) region increased 37% in Fiscal 2022, including a 5% favorable impact from foreign currency. International revenues were 48% and 50% of total VF revenues in Fiscal 2022 and Fiscal 2021, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues increased 31% in Fiscal 2022 over Fiscal 2021, including a 10% contribution from the Supreme acquisition. The increase in direct-to-consumer revenues was primarily due to the reopening of VF-operated retail stores, which had significant temporary closures in Fiscal 2021 due to COVID-19, as discussed in the "Impact of COVID-19" section above. Our e-commerce business grew 14% in Fiscal 2022, including a 1% favorable impact from foreign currency and a 15% contribution from the Supreme acquisition. Excluding the Supreme acquisition, e-commerce revenues decreased 1% in Fiscal 2022, including a 1% favorable impact from foreign currency. The deceleration of e-commerce growth rates when compared to the prior year was primarily due to the reopening of
VF-operated retail and wholesale customer stores, which had significant temporary closures in the prior year due to COVID-19, as consumer spending shifted to VF's brand e-commerce sites and other digital platforms during the temporary store closures. Consistent with VF’s long-term strategy, the Company’s digital platform remains a high priority and e-commerce revenues in Fiscal 2022 remain well above levels in periods prior to COVID-19. VF opened 47 stores in Fiscal 2022, bringing the total number of VF-owned retail stores to 1,322 at March 2022, which also reflects 99 store closures during the period. There were 1,374 VF-owned retail stores at March 2021. Direct-to-consumer revenues were 46% of total VF revenues in Fiscal 2022 compared to 45% in Fiscal 2021.

ANALYSIS OF FINANCIAL CONDITION

Balance Sheets

The following discussion refers to significant changes in balances for continuing operations at March 2022 compared to March 2021:
•Increase in accounts receivable — primarily due to higher wholesale shipments driven by recovery from the negative impact of COVID-19 on the comparative period.
•Increase in inventories — primarily due to recovery from the negative impact of COVID-19 on the comparative period.
•Decrease in short-term investments — due to the sale of short-term investments.
•Increase in short-term borrowings — due to an increase in commercial paper borrowings.
•Increase in the current portion of long-term debt — due to the reclassification of $500.0 million of long-term notes due in April 2022.
•Increase in accrued liabilities — primarily due to an increase in accrued income taxes resulting from the reclassification of a portion of the accrual for unrecognized tax benefits and certain deferred income taxes from other liabilities due to the timing of expected settlement and payment, and the reclassification of the contingent consideration liability associated with the Supreme acquisition from other liabilities.
•Decrease in long-term debt — due to the reclassification of $500.0 million of long-term notes due in April 2022 and the early redemption of $500.0 million of long-term notes in December 2021.
•Decrease in other liabilities — primarily due to lower deferred income taxes and a decrease in the accrual for unrecognized tax benefits resulting from the reclassification of certain amounts to accrued liabilities, and the reclassification of the contingent consideration liability associated with the Supreme acquisition to accrued liabilities.
32 VF Corporation Fiscal 2022 Form 10-K

Liquidity and Cash Flows

We consider the following to be measures of our liquidity and capital resources:

(Dollars in millions)	March 2022	March 2021
Working capital	$1,272.7	$2,113.1
Current ratio	1.4 to 1	2.0 to 1
Net debt to total capital	61.0%	68.2%

The decrease in the current ratio at March 2022 compared to March 2021 was primarily due to a net increase in current liabilities driven by a higher current portion of long-term debt, higher short-term borrowings and higher accrued liabilities, as discussed in the "Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The decrease in the net debt to total capital ratio at March 2022 compared to March 2021 was primarily driven by a decrease in net debt due to the $500.0 million early redemption of 2.050% Senior Notes due April 2022 during Fiscal 2022 and higher cash balances at March 2022, partially offset by higher short-term borrowings at March 2022. The decrease in the net debt to total capital ratio was also due to an increase in stockholders' equity, which was driven by net income in the period, partially offset by payments of dividends and share repurchases.
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
In summary, our cash flows from continuing operations were as follows:

	Year Ended March

(In millions)	2022	2021
Cash provided by operating activities	$858.2	$1,233.3
Cash provided (used) by investing activities	904.3	(2,892.0)
Cash provided (used) by financing activities	(1,268.8)	1,052.9

Cash Provided by Operating Activities

Cash flow related to operating activities is dependent on net income, adjustments to net income and changes in working capital. The decrease in cash provided by operating activities in Fiscal 2022 compared to Fiscal 2021 is primarily due to a decrease in net cash provided by working capital, partially offset by higher earnings for the periods compared.
Cash Provided (Used) by Investing Activities
The decrease in cash used by investing activities in Fiscal 2022 compared to Fiscal 2021 was primarily due to $616.9 million of net proceeds from the sale of the Occupational Workwear business and $598.8 million of proceeds from the sale of short-term investments in Fiscal 2022, compared to the cash paid to acquire Supreme of $2.0 billion, net of cash received in Fiscal 2021. Fiscal 2021 also included purchases of short-term investments of $800.0 million and proceeds from maturities of short-term investments of $200.0 million. Capital expenditures increased $46.8 million and software purchases increased $7.3 million in Fiscal 2022 compared to the Fiscal 2021 period.
Cash Provided (Used) by Financing Activities
The decrease in cash provided by financing activities in Fiscal 2022 compared to Fiscal 2021 was primarily due to the net proceeds from long-term debt issuances of $3.0 billion fixed-rate notes in Fiscal 2021, a $502.5 million increase in payments on long-term debt and a $350.0 million increase in share repurchases in Fiscal 2022, which were partially offset by a $1.5 billion net decrease in short-term borrowings for the periods compared.
Share Repurchases
During Fiscal 2022, VF purchased 4.8 million shares of its Common Stock in open market transactions at a total cost of $350.0 million (average price per share of $72.84) under the share repurchase program authorized by VF's Board of Directors. VF did not purchase shares of its Common Stock in the open market during Fiscal 2021.
As of the end of Fiscal 2022, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF will continue to evaluate its use of capital, giving first priority to investments in organic growth and business acquisitions, then to direct shareholder return in the form of dividends and share repurchases, and enterprise protection.
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
VF Corporation Fiscal 2022 Form 10-K 33

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
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash. As of March 2022, the covenant calculation includes cash and equivalents and excludes consolidated operating lease liabilities. As of March 2022, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There was $330.0 million in commercial paper borrowings as of March 2022. Standby letters of credit issued as of March 2022 were $24.3 million, leaving approximately $1.9 billion available for borrowing against the Global Credit Facility at March 2022. Additionally, VF had approximately $1.3 billion of cash and equivalents at March 2022.
VF has $55.7 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $5.5 million at March 2022. Borrowings under these arrangements had a weighted average interest rate of 26.0% at March 2022.
Redemption and Maturity
In December 2021, VF completed an early redemption of $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022. The redemption price was equal to the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at 38.7 basis points, which resulted in a make-whole premium of $3.2 million.
On April 25, 2022, VF repaid the remaining $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022, in accordance with the terms of the notes.
Supply Chain Financing Program
During the three months ended December 2021, VF began offering a voluntary supply chain finance ("SCF") program that enables certain suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. Subsequent to the end of the third quarter of Fiscal 2022, VF decided to temporarily suspend the SCF program to implement certain modifications to the program. There were no amounts outstanding under the SCF program as of March 2022. In May 2022, the SCF program was reinstated. In Fiscal 2023, amounts due to suppliers who voluntarily participate in the SCF program will be included in the accounts payable line item in VF's Consolidated Balance Sheets and all payments made under the SCF program will be reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows.
Rating Agencies
VF’s favorable credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2022, VF’s long-term debt ratings were ‘A-’ by Standard & Poor’s ("S&P") Global Ratings and ‘Baa1’ by Moody’s Investors Service, both with 'stable' outlooks, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively.
None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest, if required by the respective holders of the notes. The change of control provision applies to all notes, except for the 2033 notes.
Dividends
Cash dividends totaled $1.98 per share in Fiscal 2022 compared to $1.94 in Fiscal 2021. The dividend payout ratio was 56.0% of diluted earnings per share in Fiscal 2022 compared to 186.5% in Fiscal 2021. The Company has declared a dividend of $0.50 per share that is payable in the first quarter of Fiscal 2023. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend.
34 VF Corporation Fiscal 2022 Form 10-K

Contractual Obligations
Following is a summary of VF’s material contractual obligations and commercial commitments at the end of March 2022 that will require the use of funds:

		Payment Due or Forecasted by Fiscal Year
(In millions)	Total	2023	2024	2025	2026	2027	Thereafter
Recorded liabilities:
Long-term debt (1)	$5,128	$501	$939	$2	$752	$2	$2,932
Operating leases (2)	1,465	375	281	211	146	108	344
Unrecorded commitments:
Interest payment obligations (3)	999	126	107	102	100	83	481
Inventory obligations (4)	3,155	3,014	73	68	—	—	—
	$10,747	$4,016	$1,400	$383	$998	$193	$3,757

(1)Long-term debt consists of required principal payments on long-term debt and finance lease obligations.
(2)Operating leases represent required lease payments during the noncancelable lease term. Variable payments for occupancy-related costs, real estate taxes, insurance and contingent rent are not included above.
(3)Interest payment obligations represent required interest payments on long-term debt. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the consolidated financial statements.
(4)Inventory obligations represent binding commitments to purchase finished goods and raw materials that are payable upon VF taking ownership of the inventory. This obligation excludes the amount included in accounts payable at March 2022 related to inventory purchases.

VF had other financial commitments and contingent obligations at the end of Fiscal 2022 that are not included in the above table but may require the use of funds under certain circumstances:
•$110.2 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the table above because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.
•Purchase orders for goods or services in the ordinary course of business are not included in the above table because they represent authorizations to purchase rather than binding commitments.
•As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an Internal Revenue Service (“IRS”) dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue, and on January 31, 2022, the Court issued its opinion in favor of the IRS. VF believes the opinion of the Court was in error based on the technical merits and intends to appeal; however, VF will be required to pay the 2011 taxes and interest being disputed or post a surety bond. It is anticipated that during Fiscal 2023, the IRS will assess, and VF will pay, the 2011 taxes and interest, which would be recorded as a tax receivable based on the technical merits of our position with regards to the case. The gross amount of taxes and interest as of April 2, 2022 was estimated at approximately $845.0 million and will continue to accrue interest until paid. If VF chooses to post a surety bond, in lieu of making the payment for tax and interest, the cash impact in Fiscal 2023 is estimated to be approximately $2.0 million. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, the tax receivable may not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense estimated as of April 2, 2022 could be up to $700.0 million.
Management believes that VF’s cash and equivalents balances and expected funds to be provided by operating activities, as well as its Global Credit Facility, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and to maintain the planned dividend, and (iii) flexibility to meet investment opportunities that may arise. There continues to be uncertainty about the duration and extent of the impact of COVID-19. However, management believes that VF has sufficient liquidity and flexibility to continue to operate during and after the disruptions caused by the COVID-19 pandemic and related governmental actions and regulations and health authority advisories, and meet its current and long-term obligations as they become due.
VF does not participate in transactions with unconsolidated entities or financial partnerships established to facilitate off-balance sheet arrangements or other limited purposes.

VF Corporation Fiscal 2022 Form 10-K 35

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
Insured risks
VF is self-insured for a significant portion of its employee medical, workers’ compensation, vehicle and general liability exposures. VF purchases insurance from highly-rated commercial carriers to cover other risks, including directors and officers, cyber, property, cargo, employment practices, wage and hour and umbrella, and to establish stop-loss limits on self-insurance arrangements.
Cash and equivalents risks
VF had $1.3 billion of cash and equivalents at the end of Fiscal 2022. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business and geopolitical risks that may impact countries where VF has cash balances. Management also monitors the credit quality of cash equivalents.
Defined benefit pension plan risks
At the end of Fiscal 2022, VF’s defined benefit pension plans were overfunded by a net total of $85.7 million. The overfunded status includes a $93.6 million liability related to our U.S. unfunded supplemental defined benefit plan, $20.5 million of net liabilities related to our non-U.S. defined benefit plans, and a $199.8 million net asset related to our U.S. qualified defined benefit plan. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.
VF’s reported earnings are subject to risks due to the volatility of its pension cost (income), which has ranged in recent years from cost of $23.6 million in the year ended March 2020 to income of $7.3 million in the year ended March 2022. These fluctuations are primarily due to differences in the amount of settlement charges recorded in the respective periods. The changes are also impacted by varying amounts of actuarial gains and losses that are deferred and amortized to future years’ expense. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.
VF has taken a series of steps to manage the risk and volatility in the pension plans and their impact on the financial statements. The U.S. qualified and supplemental defined benefit plans were closed to new entrants at the end of 2004 and all future benefit accruals were frozen as of December 31, 2018. During the year ended March 2020, VF offered former employees in the U.S. qualified plan a lump-sum option to receive a distribution of their deferred vested benefits. The U.S. qualified plan participants were reduced by 10% as a result of this offer. No additional funding of the pension plan was required as all distributions were paid out of existing plan assets, and the plan’s funded status remained materially unchanged. The investment strategy of the U.S. qualified plan continues to define dynamic asset allocation targets that are dependent upon changes in the plan’s funded status, capital market expectations, and risk tolerance. Management will continue to evaluate actions that may help to reduce VF’s risks related to its defined benefit plans.
Interest rate risks
VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since all of VF’s long-term debt has fixed interest rates, the exposure relates to changes in interest rates on variable rate short-term borrowings (which averaged approximately $64.0 million at a 2.1% rate during Fiscal 2022). However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during Fiscal 2022, the effect of a hypothetical 1% increase in interest rates would be an increase in reported net income of approximately $8.1 million and a hypothetical 1% decrease in interest rates would be a decrease in reported net income of approximately $8.3 million.
Foreign currency exchange rate risks
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 48% of VF’s revenues in the year ended March 2022 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. As discussed later in this section, management hedges VF’s investments in certain foreign operations and foreign currency transactions.
The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. For net advances to and investments in VF’s foreign businesses that are considered to be long-term, the impact of changes in foreign currency exchange rates on those long-term advances is deferred as a component of accumulated OCI in stockholders’ equity. The U.S. dollar value of net investments in foreign subsidiaries fluctuates with changes in the underlying functional currencies. In February 2020, VF issued €1.0 billion of euro-denominated fixed-rate notes and in September 2016, VF issued €850.0 million of euro-denominated fixed-rate notes. These notes have been designated as net investment hedges of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
VF monitors net foreign currency market exposures and enters into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of forecasted
36 VF Corporation Fiscal 2022 Form 10-K

foreign currency cash flows or specific foreign currency transactions (relating to cross-currency inventory purchases, product sales, operating costs and intercompany royalty payments). VF’s practice is to buy or sell foreign currency exchange contracts that cover up to 80% of foreign currency exposures for periods of up to 24 months. Currently, VF uses only foreign exchange forward contracts but may use options or collars in the future. This use of financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on VF’s cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the transactions being hedged.
For cash flow hedging contracts outstanding at the end of Fiscal 2022, a hypothetical 10% decrease and 10% increase in foreign currency exchange rates compared to rates at the end of Fiscal 2022, would result in an increase in the unrealized net gain of approximately $7.4 million and a decrease in the unrealized net gain of approximately $5.8 million, respectively. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
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
Commodity price risks
VF is exposed to market risks for the pricing of cotton, leather, rubber, wool and other materials, primarily due to the impact on the cost of sourced finished goods from independent contractors. To manage risks of commodity price changes, management negotiates prices of finished goods in advance when possible. VF has not historically managed commodity price exposures by using derivative instruments.
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
VF Corporation Fiscal 2022 Form 10-K 37

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
During the fourth quarter of Fiscal 2021, VF completed the acquisition of Supreme Holdings, Inc. ("Supreme") for $2.4 billion. Management allocated the purchase price of the acquired Supreme business to the estimated fair values of the acquired assets and assumed liabilities at the date of acquisition, which resulted in excess purchase price of $1.25 billion that was recorded as goodwill. The acquired assets included the estimated fair value of $1.20 billion for the Supreme® trademark, which is an identifiable intangible asset management believes to have an indefinite life. The estimated fair value of the Supreme® trademark was determined using the relief-from-royalty method of the income valuation approach, which required the use of significant estimates and assumptions, including future revenues, growth rates, royalty rate, tax rates and discount rate associated with the acquired intangible asset. Management's estimates and assumptions utilized internal forecasts of Supreme's future business performance and relevant market information. Management also utilized a third-party valuation specialist to assist in the determination of the estimated fair value of the Supreme® trademark.
Management believes the assumptions used in determining the estimated fair value of the Supreme® trademark were reasonable, but are inherently uncertain and unpredictable. As a result, actual results may differ from estimates. Refer to the "Long-Lived Assets, Including Intangible Assets and Goodwill" section below for additional discussion regarding impairment considerations during Fiscal 2022 related to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset.
Refer to Note 3 to the consolidated financial statements for additional information related to the Supreme acquisition.

Long-Lived Assets, Including Intangible Assets and Goodwill

Definite-Lived Assets
VF’s depreciation policies for property, plant and equipment reflect judgments on the estimated economic lives and residual values, if any. VF’s amortization policies for definite-lived intangible assets reflect judgments on the estimated amounts and duration of future cash flows expected to be generated by those assets. In evaluating the amortizable life for customer relationship intangible assets, management considers historical attrition patterns for various groups of customers. In determining the lease term used to amortize operating lease right-of-use assets, VF considers initial terms and any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of lease term.
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
38 VF Corporation Fiscal 2022 Form 10-K

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
VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. As part of its annual impairment testing, VF may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If management’s assessment of these qualitative factors indicates that it is more likely than not that the fair value of the intangible asset or reporting unit is more than its carrying value, then no further testing is required. Otherwise, the intangible asset or reporting unit must be quantitatively tested for impairment.
An indefinite-lived intangible asset is quantitatively tested for possible impairment by comparing the estimated fair value of the asset to its carrying value. Fair value of an indefinite-lived trademark is based on an income approach using the relief-from-royalty method. Under this method, forecasted revenues for products sold with the trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership), and the estimated fair value is calculated as the present value of those forecasted royalties avoided by owning the trademark. The discount rate is based on the reporting unit’s WACC that considers market participant assumptions and is adjusted, as appropriate, to factor in the risk of the intangible asset. The royalty rate is selected based on consideration of (i) royalty rates included in active license agreements, if applicable, (ii) royalty rates received by market participants in the apparel industry, and (iii) the current performance of the reporting unit. If the estimated fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the estimated fair value of the trademark is less than its carrying value, an impairment charge would be recognized for the difference.
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
Fiscal 2022 Impairment Testing
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2022. VF elected to bypass the qualitative
VF Corporation Fiscal 2022 Form 10-K 39

analysis for the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. See additional discussion in the "Supreme Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis" section below. Management performed a qualitative analysis for all other reporting units and trademark intangible assets, as discussed below in the “Other Reporting Units - Qualitative Impairment Analysis” section.
Supreme Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2022, management performed a quantitative impairment analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was primarily based on Fiscal 2022 financial results falling below estimates used in the initial business combination valuation and the overall significance of the related assets. Based on the quantitative impairment analysis, management concluded the goodwill and indefinite-lived trademark intangible asset were not impaired. The estimated fair values of the reporting unit and indefinite-lived trademark intangible asset exceeded the carrying values by 5% and 3%, respectively. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible asset at the January 2, 2022 testing date were $1.24 billion and $1.19 billion, respectively.
Supreme is a global streetwear leader that sells apparel, accessories and footwear under its namesake brand, Supreme®. Products are sold globally through VF-operated stores and online. The Supreme reporting unit is included in the Active reportable segment.
Management's revenue and profitability forecasts used in the Supreme reporting unit and indefinite-lived trademark intangible asset valuations considered historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Supreme reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including a base year reflecting actual results lower than the forecast used in the initial business combination valuation primarily driven by the impact of short-term supply chain disruptions in Fiscal 2022, revenue growth and profitability improvement throughout the forecast period that reflects the long-term strategy for the business which is unchanged from the business combination valuation, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled, which consider intellectual property transfers completed by the Company during Fiscal 2022 that resulted in lower tax rates when compared to the business combination valuation assumptions;
•Royalty rates based on market data as well as active license agreements with similar VF brands, which are consistent with the business combination valuation assumptions; and,
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes revenue growth and profitability improvement, including recovery from the supply chain disruption in Fiscal 2022, and execution of its long-term growth strategy. If the brand is unable to achieve the financial projections, an impairment of the indefinite-lived trademark intangible asset or the reporting unit goodwill could occur in the future.
Management performed sensitivity analyses on the impairment models used to test the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. In doing so, management determined that individual changes of a 10% decrease in the compound annual growth rate for EBITDA or a 50 basis-point increase in the discount rate used in the discounted cash flow model resulted in the estimated fair value of the reporting unit to be below its carrying value, which would result in impairment. Management also determined that individual changes of a 10% decrease in the compound annual growth rate for revenues or a 50 basis-point increase in the discount rate used in the relief-from-royalty model resulted in the estimated fair value of the indefinite-lived trademark intangible asset to be below its carrying value, which would result in impairment.
Other Reporting Units - Qualitative Impairment Analysis
For all other reporting units, VF elected to perform a qualitative assessment during the annual goodwill and indefinite-lived intangible asset impairment testing to determine whether it was more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results and performance versus management's annual and strategic plans, (ii) financial outlook based on the latest strategic plan, (iii) changes in the reporting unit carrying value since prior year and the amounts relative to the size of the respective business, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded it was more likely than not the carrying values of the goodwill and indefinite-lived trademark intangible assets were less than their fair values, and that further quantitative testing was not necessary.
Management’s Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that VF’s conclusions regarding impairment of goodwill or indefinite-lived intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2023 or future years vary from current assumptions (including changes
40 VF Corporation Fiscal 2022 Form 10-K

in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
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
Furthermore, VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium's excess profit tax regime. During 2015, the European Union Commission (“EU”) investigated and announced its decision that these rulings were illegal and ordered the tax benefits to be collected from affected companies, including VF. Requests for annulment were filed by Belgium and VF Europe BVBA individually. During 2017 and 2018, VF Europe BVBA was assessed and paid €35.0 million tax and interest, which was recorded as an income tax receivable based on the expected success of the requests for annulment. During 2019, the General Court annulled the EU decision and the EU subsequently appealed the General Court’s annulment. In September 2021, the General Court's judgment was set aside by the Court of Justice of the EU and the case was sent back to the General Court to determine whether the excess profit tax regime amounted to illegal State aid. The case remains open and unresolved. If this matter is adversely resolved, these amounts will not be collected by VF.
The calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and significant management judgment. VF’s income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. VF has reviewed all issues raised upon examination, as well as any exposure for issues that may be raised in future examinations. VF has evaluated these potential issues under the “more-likely-than-not” standard of the accounting literature. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized. Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. Income tax expense could be materially affected to the extent VF prevails in a tax position or when the statute of limitations expires for a tax position for which a liability for unrecognized tax benefits or valuation allowances has been established, or to the extent VF is required to pay amounts greater than the established liability for unrecognized tax benefits. Under the more-likely-than-not standard, VF does not currently anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue, and on January 31, 2022, the Court issued its opinion in favor of the IRS. VF believes the opinion of the Court was in error based on the technical merits and intends to appeal. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. No impact of the Court opinion has been recorded in the consolidated financial statements based on our assessment of the position under the more-likely-than-not standard.
As of March 2022, VF had $679.0 million of gross deferred income tax assets related to operating loss and capital loss carryforwards, and $608.5 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.

Recently Issued and Adopted Accounting Standards
Refer to Note 1 to the consolidated financial statements for discussion of recently issued and adopted accounting standards.
VF Corporation Fiscal 2022 Form 10-K 41

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

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of April 2, 2022. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures were effective as of April 2, 2022.

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

ITEM 9B. OTHER INFORMATION.
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
42 VF Corporation Fiscal 2022 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2022 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 2, 2022, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Delinquent Section 16(a) Reports” (to the extent reported therein) in VF’s 2022 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 2, 2022, which information is incorporated herein by reference.
Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2022 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 2, 2022, which information is incorporated herein by reference.
VF has adopted a written code of ethics, “VF Corporation Code of Business Conduct,” that is applicable to all VF directors, officers and employees, including VF’s chief executive officer, chief financial officer, chief accounting officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). The code is posted on VF’s website, www.vfc.com. VF will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.vfc.com.
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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF” and “Executive Compensation” in VF’s 2022 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 2, 2022, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of this Part III is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Executive Compensation" in VF’s 2022 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 2, 2022, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of this Part III is included under the caption “Corporate Governance at VF” in VF’s 2022 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 2, 2022, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2022 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 2, 2022, which information is incorporated herein by reference.
VF Corporation Fiscal 2022 Form 10-K 43

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Fiscal 2022 report:

2. Financial statement schedules	PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	F-55
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits
NUMBER	DESCRIPTION
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(A)[1]	Agreement and Plan of Merger dated as of November 8, 2020 among V.F. Corporation, New Ross Acquisition Corp., Supreme Holdings, Inc. and TC Group VI, L.P. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by VF with the SEC on November 9, 2020)
3.	Articles of incorporation and bylaws:
	(A)	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(i) to Form 8-K filed October 21, 2013)
	(B)	Amended and Restated By-Laws of V.F. Corporation, effective October 19, 2021 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 20, 2021)
4.	Instruments defining the rights of security holders, including indentures:
	(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 4(A) to Form 10-K for the year ended January 3, 1998)
	(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)
	(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
	(D)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)
	(E)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)
	(F)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed October 25, 2007)
	(G)	Third Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent, dated as of September 20, 2016 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed September 20, 2016)
	(H)	Form of 0.625% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 20, 2016)
	(I)	Fourth Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent dated as of February 25, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed February 25, 2020)
	(J)	Form of 0.250% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed February 25, 2020)
	(K)	Form of 0.625% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed February 25, 2020)

44 VF Corporation Fiscal 2022 Form 10-K

NUMBER	DESCRIPTION
	(L)	Fifth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of April 23, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed April 23, 2020)
	(M)	Form of 2.050% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed April 23, 2020)
	(N)	Form of 2.400% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed April 23, 2020)
	(O)	Form of 2.800% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.5 to Form 8-K filed April 23, 2020)
	(P)	Form of 2.950% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.6 to Form 8-K filed April 23, 2020)
	(Q)	Description of Securities
10.	Material contracts:
	(A)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)*
	(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)*
	(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)*
	(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 26, 2020)*
	(E)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(F) to Form 10-K for the year ended March 28, 2020)*
	(F)	Form of Award Certificate for Restricted Stock Units (for awards granted prior to Fiscal 2021) (Incorporated by reference to Exhibit 10(I) to Form 10-K for the year ended March 28, 2020)*
	(G)	Form of Award Certificate for Restricted Stock Units Special Award (for awards granted prior to Fiscal 2021) (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended March 28, 2020)*
	(H)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended March 28, 2020)*
	(I)	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended March 28, 2020)*
	(J)	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting) (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended March 28, 2020)*
	(K)	Form of Award Certificate for Restricted Stock Award (for awards granted prior to Fiscal 2021) [Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 22, 2011]*
	(L)	Form of Award Certificate for Restricted Stock Award for Executive Officers (for awards granted prior to Fiscal 2021) [Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 2012]*
	(M)	Form of Award Certificate for Restricted Stock Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(P) to Form 10-K for the year ended March 28, 2020)*
	(N)	Form of Award Certificate for Restricted Stock Special Award (Split Vesting) (Incorporated by reference to Exhibit 10(Q) to Form 10-K for the year ended March 28, 2020)*
	(O)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)*
	(P)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)*
	(Q)	Executive Deferred Savings Plan II, as amended and restated January 1, 2020 (Incorporated by reference to Item 10.1 to Form 10-Q for the quarter ended December 28, 2019)*
	(R)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed December 17, 2004)*
	(S)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)*
	(T)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)*
	(U)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)*

VF Corporation Fiscal 2022 Form 10-K 45

NUMBER	DESCRIPTION
	(V)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)*
	(W)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)*
	(X)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)*
	(Y)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)*
	(Z)	Twelfth Supplemental Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014)*
	(AA)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)*
	(BB)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)*
	(CC)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended December 31, 2011)*
	(DD)	2019 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(HH) to Form 10-K for the year ended March 28, 2020)*
	(EE)	Amended and Restated Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)*
	(FF)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)*
	(GG)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of October 18, 2017 (Incorporated by reference to Exhibit 10.1 to form 10-Q for the quarter ended September 30, 2017)*
	(HH)	Annual Incentive Plan*
	(II)	Five-Year Revolving Credit Agreement by and among V.F. Corporation and VF International Sagl, as borrowers, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc., U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and ING Bank N.V., Dublin Branch, PNC Bank, N.A., TD Bank, N.A. and Morgan Stanley Bank, N.A., as Documentation Agents, dated November 24, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2021)
	(JJ)	Separation and Distribution Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 23, 2019)
	(KK)	Tax Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019)
	(LL)	Transition Services Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019)
	(MM)	VF Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed May 23, 2019)
	(NN)	Kontoor Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed May 23, 2019)
	(OO)	Employee Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed May 23, 2019)
21.	Subsidiaries of the Corporation
23.	Consent of independent registered public accounting firm
24.	Power of attorney
31.1	Certification of the principal executive officer, Steven E. Rendle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal financial officer, Matthew H. Puckett, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the chief executive officer, Steven E. Rendle, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
46 VF Corporation Fiscal 2022 Form 10-K

NUMBER	DESCRIPTION
32.2	Certification of the chief financial officer, Matthew H. Puckett, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
1Certain schedules, exhibits, and amendments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VF hereby agrees to furnish a copy of any omitted schedule, exhibit, or amendment to the SEC upon request.
* Management compensation plans

ITEM 16. FORM 10-K SUMMARY.
None.
VF Corporation Fiscal 2022 Form 10-K 47

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
May 26, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Director

Juliana L. Chugg*	Director

Benno O. Dorer*	Director

Mark S. Hoplamazian*	Director

Laura W. Lang*	Director

W. Alan McCollough*	Director

W. Rodney McMullen*	Director

Clarence Otis, Jr.*	Director

Steven E. Rendle*	Director

Carol L. Roberts*	Director

Matthew J. Shattock*	Director

*By:	/s/ Jennifer S. Sim
Jennifer S. Sim, Attorney-in-Fact
May 26, 2022
48 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Index to Consolidated Financial Statements
and Financial Statement Schedule
March 2022

VF Corporation Fiscal 2022 Form 10-K F-1

V.F. Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of V.F. Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF's internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of April 2, 2022.
The effectiveness of VF’s internal control over financial reporting as of April 2, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

F-2 VF Corporation Fiscal 2022 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of V. F. Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of V. F. Corporation and its subsidiaries (the “Company”) as of April 2, 2022 and April 3, 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended April 2, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 2, 2022 listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 2, 2022 and April 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on March 31, 2019.
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

VF Corporation Fiscal 2022 Form 10-K F-3

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
Goodwill and Indefinite-Lived Intangible Asset Impairment Analysis - Supreme Reporting Unit and Indefinite-Lived Trademark
As described in Notes 1, 8, 9, and 23 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived intangible assets balances were $2.4 billion and $2.9 billion as of April 2, 2022, respectively. No impairment charges of goodwill or indefinite-lived trademark intangible assets were recorded as a result of the annual impairment testing. Management evaluates indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. As disclosed by management, the carrying values of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset were $1.2 billion and $1.2 billion, respectively, at the January 2, 2022 testing date. The fair value of a reporting unit is estimated using both income-based and market-based valuation methods and the fair value of the indefinite-lived trademark intangible asset is based on an income approach using the relief from-royalty method. The income-based fair value methodology requires management to make assumptions and judgments and is based on management’s estimate of financial projections and future cash flows, which include significant assumptions related to revenue growth and profitability improvement throughout the forecast period, tax rates, the royalty rates, as well as the discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived intangible asset impairment analysis related to the Supreme reporting unit and indefinite-lived trademark is a critical audit matter are (i) the significant judgment by management when developing the fair value of the Supreme reporting unit and the indefinite-lived trademark intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth and profitability improvement throughout the forecast period, the royalty rate, and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived impairment analysis, including controls over the valuation of the Company’s reporting units and indefinite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value of the Supreme reporting unit and indefinite-lived trademark intangible asset; (ii) evaluating the appropriateness of the income-based valuation methods; (iii) testing the completeness, accuracy, and relevance of underlying data used in the income-based valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth and profitability improvement throughout the forecast period, the royalty rate, and the discount rates. Evaluating management’s assumptions related to the revenue growth and profitability improvement throughout the forecast period involved assessing whether the assumptions used by management were reasonable considering (i) the current and past performance of the Supreme reporting unit and products sold with the Supreme trademark; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s income-based valuation methods and the reasonableness of the royalty rate and discount rate significant assumptions.
The Timberland Company Income Inclusion - Uncertain Tax Position
As described in Notes 19 and 21 to the consolidated financial statements, the Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company has not recorded the impact of the uncertain tax position regarding the income inclusion associated with the Company’s acquisition of The Timberland Company in September 2011 in the consolidated financial statements as of April 2, 2022. This determination is based on management’s assessment of the position under the more-likely-than-not standard of accounting literature for recording uncertain tax positions. The net impact to tax expense estimated as of April 2, 2022 could be up to $700.0 million. As disclosed by management, the calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and significant management judgment. The Company’s income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments.
The principal considerations for our determination that performing procedures relating to the uncertain tax position associated with The Timberland Company income inclusion is a critical audit matter are (i) the significant judgment by management with regards to the application and legal interpretation of complex tax laws and regulations in order to conclude that the technical merits of the case support the Company’s more-likely-than not threshold; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the facts and assumptions made by management in connection with the identification and measurement of the uncertain tax position; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification, measurement, and recognition of uncertain tax positions. These procedures also included, among others (i) testing the

F-4 VF Corporation Fiscal 2022 Form 10-K

information used in the determination of the impact of the uncertain tax position on the consolidated financial statements, including intercompany agreements, international, federal, and state filing positions, and the related final tax returns; (ii) testing the calculation of the uncertain tax position, including management’s assessment of the technical merits of the tax position and estimates of the net impact to tax expense; (iii) testing the completeness of management’s assessment of both the identification of the uncertain tax position and possible outcomes of the uncertain tax position; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the identification and measurement of the Company’s uncertain tax position, including evaluating the reasonableness of management’s assessment of whether the tax position is more-likely-than-not of being sustained, the impact to the consolidated financial statements, including estimated interest and penalties, and the application and legal interpretation of relevant complex tax laws and regulations.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
May 26, 2022
We have served as the Company’s auditor since 1995.

VF Corporation Fiscal 2022 Form 10-K F-5

VF CORPORATION
Consolidated Balance Sheets

(In thousands, except share amounts)	March 2022	March 2021
ASSETS
Current assets
Cash and equivalents	$1,275,943	$815,750
Accounts receivable, less allowance for doubtful accounts of: March 2022 - $27,959; March 2021 - $33,654	1,467,842	1,298,020
Inventories	1,418,673	1,061,839
Short-term investments	—	598,806
Other current assets	425,622	423,877
Current assets of discontinued operations	—	587,578
Total current assets	4,588,080	4,785,870
Property, plant and equipment, net	1,041,777	975,876
Intangible assets, net	3,000,351	3,029,545
Goodwill	2,393,807	2,425,427
Operating lease right-of-use assets	1,247,056	1,474,434
Other assets	1,071,137	1,062,877
TOTAL ASSETS	$13,342,208	$13,754,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$335,462	$11,061
Current portion of long-term debt	501,051	1,023
Accounts payable	562,992	463,208
Accrued liabilities	1,915,892	1,609,928
Current liabilities of discontinued operations	—	125,257
Total current liabilities	3,315,397	2,210,477
Long-term debt	4,584,261	5,709,149
Operating lease liabilities	1,023,759	1,236,461
Other liabilities	888,436	1,541,778
Total liabilities	9,811,853	10,697,865
Commitments and contingencies
Stockholders' equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2022 or March 2021	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2022 - 388,298,375; March 2021 - 391,941,477	97,075	97,985
Additional paid-in capital	3,916,384	3,777,645
Accumulated other comprehensive income (loss)	(926,579)	(1,009,000)
Retained earnings	443,475	189,534
Total stockholders’ equity	3,530,355	3,056,164
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,342,208	$13,754,029
See notes to consolidated financial statements.

F-6 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Consolidated Statements of Operations

	Year Ended March

(In thousands, except per share amounts)	2022	2021	2020
Net revenues	$11,841,840	$9,238,830	$10,488,556
Costs and operating expenses
Cost of goods sold	5,386,393	4,370,780	4,690,520
Selling, general and administrative expenses	4,823,243	4,240,058	4,547,008
Impairment of goodwill and intangible assets	—	20,361	323,223
Total costs and operating expenses	10,209,636	8,631,199	9,560,751
Operating income	1,632,204	607,631	927,805
Interest income	5,006	9,155	19,867
Interest expense	(136,469)	(135,655)	(92,042)
Loss on debt extinguishment	(3,645)	—	(59,772)
Other income (expense), net	26,154	(24,659)	(68,650)
Income from continuing operations before income taxes	1,523,250	456,472	727,208
Income tax expense	306,981	101,566	98,062
Income from continuing operations	1,216,269	354,906	629,146
Income from discontinued operations, net of tax	170,672	52,963	50,303
Net income	$1,386,941	$407,869	$679,449
Earnings per common share - basic
Continuing operations	$3.12	$0.91	$1.59
Discontinued operations	0.44	0.14	0.13
Total earnings per common share - basic	$3.55	$1.05	$1.72
Earnings per common share - diluted
Continuing operations	$3.10	$0.91	$1.57
Discontinued operations	0.43	0.14	0.13
Total earnings per common share - diluted	$3.53	$1.04	$1.70
Weighted average shares outstanding
Basic	390,291	389,655	395,411
Diluted	392,411	392,121	399,936

See notes to consolidated financial statements.

VF Corporation Fiscal 2022 Form 10-K F-7

VF CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended March

(In thousands)	2022	2021	2020
Net income	$1,386,941	$407,869	$679,449
Other comprehensive income (loss)
Foreign currency translation and other
Losses arising during the period	(17,355)	(36,114)	(137,210)
Reclassification of foreign currency translation losses	—	42,364	48,261
Income tax effect	(34,104)	31,286	2,913
Defined benefit pension plans
Current period actuarial gains (losses), including plan amendments and curtailments	12,927	(9,181)	(2,836)
Amortization of net deferred actuarial losses	11,310	11,911	14,848
Amortization of deferred prior service costs (credits)	(440)	(81)	1,887
Reclassification of net actuarial loss from settlement charges	7,466	1,584	27,443
Reclassification of deferred prior service cost due to curtailments	—	920	—
Income tax effect	(3,806)	(428)	(11,022)
Derivative financial instruments
Gains (losses) arising during the period	71,494	(122,244)	100,336
Income tax effect	(11,741)	21,796	(23,539)
Reclassification of net (gains) losses realized	54,326	(24,848)	(78,511)
Income tax effect	(7,656)	4,993	15,115
Other comprehensive income (loss)	82,421	(78,042)	(42,315)
Comprehensive income	$1,469,362	$329,827	$637,134

See notes to consolidated financial statements.

F-8 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$1,386,941	$407,869	$679,449
Income from discontinued operations, net of tax	170,672	52,963	50,303
Income from continuing operations, net of tax	1,216,269	354,906	629,146
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	—	20,361	323,223
Depreciation and amortization	266,935	269,081	267,619
Reduction in the carrying amount of right-of-use assets	410,132	427,594	392,707
Stock-based compensation	91,358	70,823	68,205
Provision for doubtful accounts	(716)	20,673	32,927
Pension expense less than contributions	(41,309)	(23,424)	(2,787)
Deferred income taxes	(157,489)	(39,812)	(74,499)
Loss on extinguishment of debt	3,645	—	59,772
Other, net	(12,007)	12,412	89,603
Changes in operating assets and liabilities:
Accounts receivable	(202,526)	70,471	(5,947)
Inventories	(380,851)	314,315	(140,744)
Accounts payable	105,357	20,106	(73,674)
Income taxes	201,391	(35,586)	(61,737)
Accrued liabilities	88,213	101,142	(327,512)
Operating lease right-of-use assets and liabilities	(444,125)	(375,278)	(388,244)
Other assets and liabilities	(286,079)	25,470	12,388
Cash provided by operating activities - continuing operations	858,198	1,233,254	800,446
Cash provided by operating activities - discontinued operations	6,090	79,971	74,081
Cash provided by operating activities	864,288	1,313,225	874,527
INVESTING ACTIVITIES
Business acquisitions, net of cash received	3,760	(2,009,151)	—
Proceeds from sale of businesses, net of cash sold	616,928	—	—
Purchases of short-term investments	—	(800,000)	—
Proceeds from sale and maturities of short-term investments	598,806	200,000	—
Capital expenditures	(245,449)	(198,658)	(288,189)
Software purchases	(82,871)	(75,542)	(45,647)
Other, net	13,086	(8,634)	48,529
Cash provided (used) by investing activities - continuing operations	904,260	(2,891,985)	(285,307)
Cash used by investing activities - discontinued operations	(525)	(3,633)	(16,740)
Cash provided (used) by investing activities	903,735	(2,895,618)	(302,047)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	324,404	(1,217,764)	576,560
Payments on long-term debt	(504,200)	(1,664)	(649,054)
Payment of debt issuance costs	(2,496)	(21,438)	(7,274)
Proceeds from long-term debt	—	2,996,090	1,076,632
Share repurchases	(350,004)	—	(1,000,007)
Cash dividends paid	(773,205)	(756,784)	(748,663)
Cash received from Kontoor Brands, net of cash transferred of $126.8 million	—	—	906,148
Proceeds from issuance of Common Stock, net of payments for tax withholdings	36,654	54,438	155,390
Cash provided (used) by financing activities	$(1,268,847)	$1,052,878	$309,732
Continued on next page.
See notes to consolidated financial statements.

VF Corporation Fiscal 2022 Form 10-K F-9

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2022	2021	2020
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	$(73,299)	$(30,603)	$(27,476)
Net change in cash, cash equivalents and restricted cash	425,877	(560,118)	854,736
Cash, cash equivalents and restricted cash — beginning of period	851,205	1,411,323	556,587
Cash, cash equivalents and restricted cash — end of period	$1,277,082	$851,205	$1,411,323

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$1,275,943	$815,750	$1,369,028
Other current assets	1,109	1,198	2,048
Current assets of discontinued operations	—	34,132	39,752
Other assets	30	125	495
Total cash, cash equivalents and restricted cash	$1,277,082	$851,205	$1,411,323

See notes to consolidated financial statements.

F-10 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In thousands, except share amounts)	Shares	Amounts
Balance, March 2019	396,824,662	$99,206	$3,921,784	$(902,075)	$1,179,601	$4,298,516
Adoption of lease accounting standard	—	—	—	—	(2,491)	(2,491)
Adoption of accounting standard related to reclassification of stranded tax effects	—	—	—	(61,861)	61,861	—
Net income	—	—	—	—	679,449	679,449
Dividends on Common Stock ($1.90 per share)	—	—	—	—	(748,663)	(748,663)
Share repurchases	(11,999,984)	(3,000)	—	—	(997,007)	(1,000,007)
Stock-based compensation, net	3,987,480	997	261,996	—	(35,233)	227,760
Foreign currency translation and other	—	—	—	(86,036)	—	(86,036)
Defined benefit pension plans	—	—	—	30,320	—	30,320
Derivative financial instruments	—	—	—	13,401	—	13,401
Spin-off of Jeans Business	—	—	—	75,293	(130,208)	(54,915)
Balance, March 2020	388,812,158	97,203	4,183,780	(930,958)	7,309	3,357,334
Net income	—	—	—	—	407,869	407,869
Dividends on Common Stock ($1.94 per share)	—	—	(564,904)	—	(191,880)	(756,784)
Stock-based compensation, net	3,129,319	782	158,769	—	(33,764)	125,787
Foreign currency translation and other	—	—	—	37,536	—	37,536
Defined benefit pension plans	—	—	—	4,725	—	4,725
Derivative financial instruments	—	—	—	(120,303)	—	(120,303)
Balance, March 2021	391,941,477	97,985	3,777,645	(1,009,000)	189,534	3,056,164
Net income	—	—	—	—	1,386,941	1,386,941
Dividends on Common Stock ($1.98 per share)	—	—	(2,597)	—	(770,608)	(773,205)
Share repurchases	(4,805,093)	(1,201)	—	—	(348,803)	(350,004)
Stock-based compensation, net	1,161,991	291	141,336	—	(13,589)	128,038
Foreign currency translation and other	—	—	—	(51,459)	—	(51,459)
Defined benefit pension plans	—	—	—	27,457	—	27,457
Derivative financial instruments	—	—	—	106,423	—	106,423
Balance, March 2022	388,298,375	$97,075	$3,916,384	$(926,579)	$443,475	$3,530,355

See notes to consolidated financial statements.

VF Corporation Fiscal 2022 Form 10-K F-11

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022

F-12 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a global apparel, footwear and accessories company based in the United States. VF designs, procures, markets and distributes a variety of branded products, including outerwear, footwear, apparel, backpacks, luggage and accessories for consumers of all ages. Products are marketed under VF-owned brand names.
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
Fiscal Year
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF's current fiscal year ran from April 4, 2021 through April 2, 2022 ("Fiscal 2022"). All references to the periods ended March 2022, March 2021 and March 2020 relate to the 52-week fiscal year ended April 2, 2022, the 53-week fiscal year ended April 3, 2021 ("Fiscal 2021") and the 52-week fiscal year ended March 28, 2020 ("Fiscal 2020"), respectively. Certain foreign subsidiaries reported using a March 31 year-end for Fiscal 2022, 2021 and 2020 due to local statutory requirements. The impact to VF's consolidated financial statements is not material.
Impact of COVID-19
The coronavirus ("COVID-19") pandemic significantly impacted global economic conditions, as well as VF's business operations and financial performance during Fiscal 2022 and Fiscal 2021. VF continued to experience temporary store closures of our VF-operated retail stores during Fiscal 2022 due to COVID-19, however, the closures were less significant overall than in Fiscal 2021. COVID-19 has also impacted some of VF's suppliers, including third-party manufacturers, logistics providers and other vendors. The resurgence of COVID-19 lockdowns in key sourcing countries resulted in additional manufacturing capacity constraints during Fiscal 2022; however, the situation has improved over time. Additionally, Fiscal 2022 was impacted by continued port congestion, lengthened transit times, equipment availability and other logistics challenges. These issues caused significant product delays, which resulted in challenges to timely meet customer demand in Fiscal 2022; however, VF worked with its suppliers to minimize disruption and employed expedited freight as needed.
Russia-Ukraine Conflict
In response to the ongoing conflict in Ukraine, all VF-operated retail locations within Russia are currently closed and commercial shipments to both Russia and Ukraine are suspended. Revenues in Russia and Ukraine represented less than 1% of VF's total Fiscal 2022 revenue. While we are not able to determine the ultimate length and severity of the conflict, we currently do not expect significant disruption to our business.
Use of Estimates
In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. The duration and severity of COVID-19 and the conflict between Russia and Ukraine, and the impact on VF's business is subject to uncertainty; however, the estimates and assumptions made by management include those related to COVID-19 and the Russia-Ukraine conflict based on available information. Actual results may differ from those estimates.
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
Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise

VF Corporation Fiscal 2022 Form 10-K F-13

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. As discussed in Note 24, VF enters into derivative contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the Consolidated Statements of Operations, net of the related hedging losses and gains, were a loss of $6.7 million in the year ended March 2022 and a gain of $2.6 million and $2.9 million in the years ended March 2021 and 2020, respectively.
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
Cash and Equivalents
Cash and equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $326.0 million and $319.5 million at March 2022 and 2021, respectively, consist of money market funds and short-term time deposits.
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
Depreciation and amortization expense related to obtaining finished goods inventories is included in cost of goods sold, and other depreciation and amortization expense is included in selling, general and administrative expenses.
VF’s policy is to review property, plant and equipment and amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If forecasted pre-tax undiscounted cash flows to be generated by

F-14 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
the asset are not expected to recover the asset’s carrying value, an impairment charge is recorded for the excess of the asset’s carrying value over its estimated fair value.
VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. VF may first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If VF determines that it is more likely than not that the fair value of an asset or reporting unit is more than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for impairment.
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

VF Corporation Fiscal 2022 Form 10-K F-15

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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
VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, at the inception of a contract and on an ongoing basis, VF assesses whether the hedging instruments are highly effective in offsetting the risk of the hedged transactions. When hedging instruments are determined to not be highly effective, hedge accounting treatment is discontinued, and any future changes in fair value of the instruments are recognized immediately in net income. Unrealized gains or losses related to hedging instruments remain in accumulated OCI until the hedged forecasted transaction occurs and impacts earnings. If the hedged forecasted transaction is deemed probable of not occurring, any unrealized gains or losses in accumulated OCI are immediately recognized in net income.
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

F-16 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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
Cost of Goods Sold
Cost of goods sold for purchased finished goods includes the purchase costs and related overhead. Overhead includes all costs related to purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, freight, duties, royalties paid to third parties and shrinkage. For product lines with a warranty, a provision for estimated future repair or replacement costs, based on historical and anticipated trends, is recorded when these products are sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $840.6 million, $608.1 million and $756.3 million in the years ended March 2022, 2021 and 2020, respectively. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for certain costs of advertising VF’s products, which totaled $16.2 million, $11.1 million and $20.2 million in the years ended March 2022, 2021 and 2020, respectively. Shipping and handling costs for delivery of products to customers totaled $634.2 million, $557.5 million and $409.4 million in the years ended March 2022, 2021 and 2020, respectively. Expenses related to royalty income were $0.9 million, $1.7 million and $2.1 million in the years ended March 2022, 2021 and 2020, respectively.
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
VF uses a lattice option-pricing model to estimate the fair value of stock options granted to employees and non-employee directors. VF's performance-based awards are based on management achieving both performance and market-based financial targets. The grant date fair value of market conditions is determined using a Monte Carlo simulation technique incorporating option-pricing model inputs.
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

VF Corporation Fiscal 2022 Form 10-K F-17

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock units and restricted stock.
Concentration of Risks
VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through various wholesale and direct-to-consumer channels. VF’s ten largest customers accounted for approximately 17% of Fiscal 2022 total revenues. Sales to VF’s largest customer accounted for approximately 2% of Fiscal 2022 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
Legal and Other Contingencies
Management periodically assesses liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, an estimate of the loss is recorded in the consolidated financial statements. Estimates of losses are adjusted when additional information becomes available or circumstances change. A contingent liability is disclosed when there is at least a reasonable possibility that a material loss may have been incurred. Management believes, based on available information, that the outcome of any outstanding or pending matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements. Refer to Note 21 for additional information.
Reclassifications
Certain prior year amounts have been reclassified to conform with the Fiscal 2022 presentation.
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
Recently Issued Accounting Standards
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope", respectively. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and can be adopted no later than December 31, 2022. The Company does not expect this guidance to have a material impact on VF's consolidated financial statements.
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

F-18 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
The following table provides information about contract assets and contract liabilities:

(In thousands)	March 2022	March 2021
Contract assets (a)	$1,065	$880
Contract liabilities (b)	71,067	49,869
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the year ended March 2022, the Company recognized $329.5 million of revenue that was included in the contract liability balance during the year, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of March 2022, the Company expects to recognize $80.5 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031.
As of March 2022, there are no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the year ended March 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Year Ended March 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$3,194,881	$2,256,444	$919,080	$785	$6,371,190
Direct-to-consumer	2,115,056	3,102,231	186,788	—	5,404,075
Royalty	17,631	21,663	27,281	—	66,575
Total	$5,327,568	$5,380,338	$1,133,149	$785	$11,841,840

Geographic revenues
United States	$2,472,262	$2,869,124	$836,129	$785	$6,178,300
International:
Europe	1,877,502	1,432,260	89,537	—	3,399,299
Asia-Pacific	701,131	792,208	143,906	—	1,637,245
Americas (non-U.S.)	276,673	286,746	63,577	—	626,996
Total	$5,327,568	$5,380,338	$1,133,149	$785	$11,841,840

VF Corporation Fiscal 2022 Form 10-K F-19

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022

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
NOTE 3 — ACQUISITION

On December 28, 2020, VF acquired 100% of the outstanding shares of Supreme Holdings, Inc. ("Supreme") for $2.2 billion in cash, subject to working capital and other adjustments. The transaction also included $0.2 billion of cash acquired by VF. The purchase price was primarily funded with cash on hand. The purchase price decreased by $3.8 million during the year ended March 2022, related to the final working capital adjustment.
The acquisition of Supreme includes a contingent arrangement that requires additional cash consideration to be paid to the selling shareholders of Supreme ranging from zero to $300.0 million, subject to the achievement of certain financial targets over the one-year earn-out period ended January 31, 2022. The initial estimated fair value of the contingent consideration of $207.0 million was included in the purchase price and reported in the other liabilities line item in the Consolidated Balance Sheet at March 2021. The estimated fair value of the contingent consideration was determined based on the probability-weighted present value of various future cash payment outcomes. In subsequent reporting periods, the contingent consideration liability has been remeasured at fair value with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. Refer to Note 23 for additional information on fair value measurements.
Supreme was a privately-held company based in New York, New York and is a global streetwear leader that sells apparel, accessories and footwear under its namesake brand, Supreme®, through direct-to-consumer channels, including digital. The acquisition of Supreme accelerates VF's long-term growth

F-20 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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
For the year ended March 2022, Supreme contributed revenues of $561.5 million and net income of $82.4 million. For the period from December 28, 2020 through April 3, 2021, Supreme contributed revenues of $142.0 million, and net income of $21.5 million. The results of Supreme have been reported in the Active segment since the date of acquisition. Total transaction expenses for the Supreme acquisition were $8.7 million, all of which were recognized in the year ended March 2021 in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.
Goodwill decreased by $0.7 million during the nine months ended December 2021 due to the net impact of a measurement period adjustment for income tax matters and the final working capital adjustment. The purchase price allocation was finalized during the three months ended December 2021.
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

VF Corporation Fiscal 2022 Form 10-K F-21

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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
The pro forma financial information in the year ended March 2021 excludes $30.6 million of expenses related to Supreme's transaction and deal-related costs, including employee compensation costs and accelerated vesting of stock options, which were directly attributable to the transaction.
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
On June 28, 2021, VF completed the sale of the Occupational Workwear business. The Company received proceeds of $616.9 million, net of cash sold, resulting in an estimated after-tax gain on sale of $146.0 million, which is included in the income from discontinued operations, net of tax line item in the Consolidated
Statement of Operations for the year ended March 2022, and is subject to adjustment for certain income tax matters.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations were income of $170.7 million (including an estimated after-tax gain on sale of $146.0 million), income of $53.0 million and income of $91.2 million (including goodwill and intangible asset impairment charges of $11.1 million) for the years ended March 2022, 2021 and 2020, respectively.
During the year ended March 2020, management performed quantitative impairment analysis over the Kodiak and Terra reporting unit goodwill and the indefinite-lived trademark intangible assets. Based on the analysis, management recorded a goodwill impairment charge of $6.1 million and an impairment charge of $5.0 million on the indefinite-lived intangible assets.
Under the terms of a transition services agreement, the Company will provide certain support services for periods generally between 12 and 24 months from the closing date of the transaction.
Certain corporate overhead costs and segment costs previously allocated to the Occupational Workwear business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

F-22 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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
The results of the Jeans business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations was a loss of $40.9 million for the year ended March 2020, which included $59.5 million of separation and related expenses.
In connection with the spin-off of the Jeans business, the Company entered into several agreements with Kontoor Brands that govern the relationship of the parties following the spin-off. Under the terms of the agreements, the Company and Kontoor Brands agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting related services for periods up to 24 months. VF and Kontoor Brands agreed to continue certain services on commercial terms, primarily related to information technology services, for various periods but no longer than through May 31, 2022. Payments and operating expense reimbursements for transition services are recorded within the reportable segments or within the corporate and other expenses line item, in the reconciliation of segment profit in Note 20, based on the function providing the service.
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items included for the Occupational Workwear business and the Jeans business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Year Ended March

(In thousands)	2022	2021	2020
Net revenues	$181,424	$671,574	$1,199,524
Cost of goods sold	117,193	471,652	773,418
Selling, general and administrative expenses	38,735	143,259	320,462
Impairment of goodwill and intangible assets	—	—	11,100
Interest income, net	194	312	1,601
Other income (expense), net	6	365	(687)
Income from discontinued operations before income taxes	25,696	57,340	95,458
Gain on the sale of discontinued operations before income taxes	133,970	—	—
Total income from discontinued operations before income taxes	159,666	57,340	95,458
Income tax expense (benefit) (a)	(11,006)	4,377	45,155
Income from discontinued operations, net of tax	$170,672	$52,963	$50,303
(a)Income tax benefit for the year ended March 2022 includes $12.0 million of deferred tax benefit related to capital and other losses realized upon the sale of the Occupational Workwear business. Income tax expense for the year ended March 2020 includes additional tax expense on nondeductible transaction costs and uncertain tax positions related to the Jeans business.

VF Corporation Fiscal 2022 Form 10-K F-23

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as of March 2021.

(In thousands)	March 2021
Cash and equivalents	$34,132
Accounts receivable, net	103,835
Inventories	245,227
Other current assets	8,208
Property, plant and equipment, net	49,394
Intangible assets, net	54,471
Goodwill	43,530
Operating lease right-of-use assets	43,220
Other assets	5,561
Total assets of discontinued operations	$587,578

Accounts payable	$59,965
Accrued liabilities	38,956
Operating lease liabilities	31,301
Other liabilities	3,863
Deferred income tax liabilities (a)	(8,828)
Total liabilities of discontinued operations	$125,257
(a)Deferred income tax balances reflect VF's consolidated netting by jurisdiction.
NOTE 5 — ACCOUNTS RECEIVABLE

(In thousands)	March 2022	March 2021
Trade	$1,368,550	$1,232,417
Royalty and other	127,251	99,257
Total accounts receivable	1,495,801	1,331,674
Less allowance for doubtful accounts	27,959	33,654
Accounts receivable, net	$1,467,842	$1,298,020
NOTE 6 — INVENTORIES

(In thousands)	March 2022	March 2021
Finished products	$1,353,483	$983,472
Work-in-process	50,774	54,386
Raw materials	14,416	23,981
Total inventories	$1,418,673	$1,061,839

F-24 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 2022	March 2021
Land and improvements	$91,049	$78,033
Buildings and improvements	965,802	949,447
Machinery and equipment	1,072,251	1,008,530
Property, plant and equipment, at cost	2,129,102	2,036,010
Less accumulated depreciation and amortization	1,087,325	1,060,134
Property, plant and equipment, net	$1,041,777	$975,876
NOTE 8 — INTANGIBLE ASSETS

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2022
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$264,691	$160,988	$103,703
Indefinite-lived intangible assets:
Trademarks and trade names					2,896,648
Intangible assets, net					$3,000,351

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2021
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$277,822	$156,181	$121,641
Indefinite-lived intangible assets:
Trademarks and trade names					2,907,904
Intangible assets, net					$3,029,545

The acquired Supreme® trademark was included as an indefinite-lived intangible asset as of March 2021. Refer to Note 3 for additional information.
VF did not record any impairment charges in the year ended March 2022. VF recorded impairment charges of $20.4 million in the year ended March 2021 primarily due to the write-off of certain trademark and customer relationship balances, which resulted from strategic actions taken by the Company. VF did not record any impairment charges in the year ended March 2020.
Amortization expense for the years ended March 2022, 2021 and 2020 was $15.6 million, $17.5 million and $18.7 million, respectively. Estimated amortization expense for the next five fiscal years is $14.6 million, $14.1 million, $13.6 million, $12.5 million and $12.0 million, respectively.

VF Corporation Fiscal 2022 Form 10-K F-25

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2020	$653,433	$389,848	$112,738	$1,156,019
Supreme acquisition (Note 3)	—	1,250,311	—	1,250,311
Currency translation	11,845	5,610	1,642	19,097
Balance, March 2021	665,278	1,645,769	114,380	2,425,427
Measurement period adjustment to Supreme acquisition (Note 3)	—	(717)	—	(717)
Currency translation	(4,492)	(25,931)	(480)	(30,903)
Balance, March 2022	$660,786	$1,619,121	$113,900	$2,393,807

VF did not record any impairment charges in the years ended March 2022 or 2021 based on the results of its goodwill impairment testing. In the year ended March 2020, VF recorded an impairment charge of $323.2 million related to the Timberland reporting unit, which is part of the Outdoor segment. Refer to Note 23 for additional information on fair value measurements.
Accumulated impairment charges for the Outdoor segment were $323.2 million as of March 2022 and March 2021.
NOTE 10 — LEASES
The assets and liabilities related to operating and finance leases were as follows:

(In thousands)	Location in Consolidated Balance Sheet	March 2022	March 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,247,056	$1,474,434
Finance lease assets	Property, plant and equipment, net	13,334	14,250
Total lease assets		$1,260,390	$1,488,684

Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$353,948	$403,995
Finance lease liabilities	Current portion of long-term debt	1,051	1,023
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,023,759	1,236,461
Finance lease liabilities	Long-term debt	17,238	18,288
Total lease liabilities		$1,395,996	$1,659,767
The components of lease costs were as follows:

	Year Ended March

(In thousands)	2022	2021	2020
Operating lease cost	$435,637	$454,324	$420,175
Finance lease cost – amortization of right-of-use assets	917	749	3,700
Finance lease cost – interest on lease liabilities	513	462	1,018
Short-term lease cost	17,602	8,586	3,696
Variable lease cost	98,052	54,460	109,935
Impairment	4,279	9,177	10,728
Gain recognized from sale-leaseback transactions	—	—	(11,329)
Total lease cost	$557,000	$527,758	$537,923

F-26 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
Supplemental cash flow information related to leases was as follows:

	Year Ended March

(In thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$465,249	$425,975	$391,344
Operating cash flows – finance leases	513	552	1,018
Financing cash flows – finance leases	1,023	1,112	4,890
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (a)	205,811	636,613	478,879
Finance leases	—	—	—
(a)The year ended March 2020 excludes amounts recorded upon adoption of ASC 842.
Lease terms and discount rates were as follows:

	March 2022	March 2021	March 2020
Weighted average remaining lease term:
Operating leases	6.17 years	6.77 years	5.23 years
Finance leases	14.51 years	15.50 years	16.51 years

Weighted average discount rate:
Operating leases	1.78%	1.80%	2.23%
Finance leases	2.71%	2.71%	2.71%
Maturities of operating and finance lease liabilities for the next five fiscal years and thereafter as of March 2022 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2023	$374,983	$1,536	$376,519
2024	281,069	1,536	282,605
2025	210,906	1,536	212,442
2026	146,226	1,536	147,762
2027	107,620	1,536	109,156
Thereafter	344,289	14,467	358,756
Total lease payments	1,465,093	22,147	1,487,240
Less: present value adjustment	87,386	3,858	91,244
Present value of lease liabilities	$1,377,707	$18,289	$1,395,996
The Company excluded approximately $18.3 million of leases (undiscounted basis) that have not yet commenced. These leases will commence in Fiscal 2023 with lease terms of 2 to 15 years.

VF Corporation Fiscal 2022 Form 10-K F-27

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
NOTE 11 — OTHER ASSETS

(In thousands)	March 2022	March 2021
Computer software, net of accumulated amortization of: March 2022 - $284,880; March 2021 -$253,880	$316,682	$264,936
Investments held for deferred compensation plans (Note 16)	165,825	180,815
Deferred income taxes (Note 19)	100,980	201,237
Pension assets (Note 16)	213,820	197,484
Deposits	46,247	52,345
Partnership stores and shop-in-shop costs, net of accumulated amortization of: March 2022 - $94,872; March 2021 - $89,459	31,567	33,153
Derivative financial instruments (Note 24)	7,136	5,817
Other investments	14,358	13,834
Deferred line of credit issuance costs	3,117	1,454
Other	171,405	111,802
Other assets	$1,071,137	$1,062,877
NOTE 12 — SHORT-TERM BORROWINGS

(In thousands)	March 2022	March 2021
Commercial paper borrowings	$330,000	$—
International borrowing arrangements	5,462	11,061
Short-term borrowings	$335,462	$11,061

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
The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated net indebtedness to consolidated net capitalization ratio. The consolidated net indebtedness to consolidated net capitalization ratio financial covenant, as of the last day of any fiscal quarter, cannot be greater than 0.70 to 1.00 through the last day of the fiscal quarter ending April 1, 2023, then 0.65 to 1.00 through the last day of the fiscal quarter ending March 30, 2024, and 0.60 to 1.00 thereafter. The calculation of consolidated net indebtedness (and, thereby consolidated net capitalization) is net of unrestricted cash of VF and its subsidiaries. As of March 2022, VF was in compliance with all covenants.
VF’s commercial paper program allows for borrowings of up to $2.25 billion to the extent it has borrowing capacity under the Global Credit Facility. Outstanding commercial paper borrowings totaled $330.0 million at March 2022 and had a weighted average interest rate of 0.64%. As of March 2021, there were no commercial paper borrowings. The Global Credit Facility also had $24.3 million and $24.1 million of outstanding standby letters of credit issued on behalf of VF as of March 2022 and 2021, respectively, leaving $1.9 billion and $2.2 billion as of March 2022 and 2021, respectively, available for borrowing against this facility.
VF has $55.7 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $5.5 million and $11.1 million at March 2022 and 2021, respectively. Borrowings under these arrangements had a weighted average interest rate of 26.0% and 11.0% at March 2022 and 2021, respectively.

F-28 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
NOTE 13 — ACCRUED LIABILITIES

(In thousands)	March 2022	March 2021
Current portion of operating lease liabilities (Note 10)	$353,948	$403,995
Compensation	227,862	221,849
Customer discounts and allowances	216,823	207,102
Other taxes	157,009	118,538
Income taxes	424,135	115,459
Restructuring (Note 26)	26,392	63,797
Contract liabilities (Note 2)	71,067	49,869
Contingent consideration (Note 23)	56,976	—
Advertising	54,162	38,424
Freight, duties and postage	52,669	63,280
Deferred compensation (Note 16)	14,698	10,963
Interest	52,278	56,711
Derivative financial instruments (Note 24)	24,267	66,351
Insurance	16,871	15,464
Product warranty claims (Note 15)	11,742	13,396
Pension liabilities (Note 16)	16,927	17,030
Other	138,066	147,700
Accrued liabilities	$1,915,892	$1,609,928
NOTE 14 — LONG-TERM DEBT

(In thousands)	March 2022	March 2021
2.050% notes, due 2022	$499,910	$997,584
0.625% notes, due 2023	936,824	996,934
2.400% notes, due 2025	745,517	744,136
2.800% notes, due 2027	496,410	495,763
0.250% notes, due 2028	546,516	581,323
2.950% notes, due 2030	743,528	742,831
0.625% notes, due 2032	542,247	576,722
6.00% notes, due 2033	271,505	271,155
6.45% notes, due 2037	284,566	284,413
Finance leases	18,289	19,311
Total long-term debt	5,085,312	5,710,172
Less current portion	501,051	1,023
Long-term debt, due beyond one year	$4,584,261	$5,709,149

In December 2021, VF completed an early redemption of $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022. The redemption price was equal to the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at 38.7 basis points, which resulted in a make-whole premium of $3.2 million. Additionally, in connection with the redemption, $0.5 million of unamortized original issue discount and debt issuance costs were recognized. The make-whole premium and amortization were recorded in the loss on debt extinguishment line item in the Consolidated Statement of Operations in the year ended March 2022.

In April 2020, VF issued $1.0 billion of 2.050% senior unsecured fixed-rate notes maturing in April 2022 (of which $500.0 million was redeemed in December 2021), $750.0 million of 2.400% senior unsecured fixed-rate notes maturing in April 2025, $500.0 million of 2.800% senior unsecured fixed-rate notes maturing in April 2027 and $750.0 million of 2.950% senior unsecured fixed-rate notes maturing in April 2030.

VF Corporation Fiscal 2022 Form 10-K F-29

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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
All notes, along with any amounts outstanding under the Global Credit Facility (Note 12), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. As of March 2022, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest. The change of control provision applies to all notes, except for the 2033 notes.
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
The 2022 notes have a principal balance of $500.0 million, after the early redemption of $500.0 million noted above, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on these notes is recorded at an effective annual interest rate of 2.277%.
The 2025, 2027 and 2030 notes have a principal balance of $750.0 million, $500.0 million and $750.0 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2025, 2027 and 2030 notes is recorded at an effective annual interest rate of 2.603%, 2.953% and 3.071%, respectively.
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

F-30 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
The scheduled payments of long-term debt, excluding finance leases (Note 10), at the end of Fiscal 2022 for the next five fiscal years and thereafter are summarized as follows:

(In thousands)	Notes and Other
2023	$500,000
2024	938,400
2025	—
2026	750,000
2027	—
Thereafter	2,917,926
5,106,326
Less unamortized debt discount	16,055
Less unamortized debt issuance costs	23,248
Total long-term debt	5,067,023
Less current portion	500,000
Long-term debt, due beyond one year	$4,567,023
NOTE 15 — OTHER LIABILITIES

(In thousands)	March 2022	March 2021
Deferred income taxes (Note 19)	$150,401	$342,712
Deferred compensation (Note 16)	114,380	139,750
Income taxes	394,472	553,684
Contingent consideration (Note 23)	—	207,000
Pension liabilities (Note 16)	111,173	166,750
Product warranty claims	41,745	48,691
Derivative financial instruments (Note 24)	3,456	7,904
Other	72,809	75,287
Other liabilities	$888,436	$1,541,778

VF accrues warranty costs at the time revenue is recognized. Product warranty costs are estimated based on historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Activity relating to accrued product warranty claims is summarized as follows:

	Year Ended March

(In thousands)	2022	2021	2020
Balance, beginning of year	$62,087	$60,124	$61,919
Accrual for products sold during the year	8,815	13,844	11,283
Repair or replacement costs incurred and other	(17,025)	(12,386)	(11,079)
Currency translation	(390)	505	(1,999)
Balance, end of year	53,487	62,087	60,124
Less current portion (Note 13)	11,742	13,396	12,590
Long-term portion	$41,745	$48,691	$47,534

VF Corporation Fiscal 2022 Form 10-K F-31

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
NOTE 16 — RETIREMENT AND SAVINGS BENEFIT PLANS

VF has various retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.
Defined Benefit Pension Plans
Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time U.S. employees employed before 2005 (the “U.S. qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (the “U.S. nonqualified plan”). The U.S. qualified plan is fully funded at the end of Fiscal 2022, and VF’s net underfunded status primarily relates to obligations under the unfunded U.S. nonqualified plan. As of December 31, 2018, the U.S. qualified defined benefit pension plan and supplemental defined benefit pension plan were frozen for all future benefit accruals. The U.S. qualified and nonqualified plans comprise 89% of VF’s total defined benefit plan assets and 87% of VF’s total projected benefit obligations at March 2022, and the remainder relates to non-U.S. defined benefit plans. A March 31 measurement date is used to value plan assets and obligations for all pension plans.
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Year Ended March

(In thousands)	2022	2021	2020
Service cost — benefits earned during the period	$14,288	$15,747	$14,476
Interest cost on projected benefit obligations	37,534	47,316	55,575
Expected return on plan assets	(77,432)	(83,107)	(91,309)
Settlement charges	7,466	1,584	27,443
Curtailments	—	920	—
Transfers to Kontoor Brands	—	—	668
Amortization of deferred amounts:
Net deferred actuarial losses	11,310	11,911	14,848
Deferred prior service costs (credits)	(440)	(81)	1,887
Net periodic pension cost (income)	$(7,274)	$(5,710)	$23,588
Weighted average actuarial assumptions used to determine pension cost (income):
Discount rate in effect for determining service cost	0.46%	1.32%	1.46%
Discount rate in effect for determining interest cost	2.16%	2.82%	3.20%
Expected long-term return on plan assets	4.53%	4.97%	5.40%
Rate of compensation increase (a)	2.01%	2.04%	2.74%
(a)Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.
VF recorded $7.5 million, $1.6 million and $4.4 million of settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the years ended March 2022, 2021 and 2020, respectively. These settlement charges related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the U.S. nonqualified plan.
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

F-32 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each period, and the funded status at the end of each period:

(In thousands)	March 2022	March 2021
Fair value of plan assets, beginning of period	$1,755,414	$1,712,775
Actual return on plan assets	(26,855)	110,467
VF contributions	34,035	17,714
Participant contributions	5,026	4,434
Benefits paid	(118,389)	(101,753)
Currency translation	(5,796)	11,777
Fair value of plan assets, end of period	1,643,435	1,755,414
Projected benefit obligations, beginning of period	1,741,710	1,726,776
Service cost	14,288	15,747
Interest cost	37,534	47,316
Participant contributions	5,026	4,434
Actuarial (gain) loss	(117,214)	40,264
Benefits paid	(118,389)	(101,753)
Plan amendments	—	(3,098)
Curtailments	—	(729)
Currency translation	(5,240)	12,753
Projected benefit obligations, end of period (a)	1,557,715	1,741,710
Funded status, end of period	$85,720	$13,704
(a)The changes in projected benefit obligations in the years ended March 2022 and 2021 were driven by actuarial gains and losses, respectively, primarily as a result of changes in discount rates.
Pension benefits are reported in the Consolidated Balance Sheets as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

(In thousands)	March 2022	March 2021
Amounts included in Consolidated Balance Sheets:
Other assets (Note 11)	213,820	$197,484
Accrued liabilities (Note 13)	(16,927)	(17,030)
Other liabilities (Note 15)	(111,173)	(166,750)
Funded status	$85,720	$13,704
Accumulated other comprehensive loss, pretax:
Net deferred actuarial losses	$326,929	$358,916
Net deferred prior service credits	(4,204)	(4,588)
Total accumulated other comprehensive loss, pretax	$322,725	$354,328
Accumulated benefit obligations	$1,539,593	$1,710,678
Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	3.65%	2.94%
Rate of compensation increase (a)	1.95%	2.30%
(a)Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.

VF Corporation Fiscal 2022 Form 10-K F-33

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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

Deferred actuarial gains and losses are changes in the amount of either the benefit obligation or the value of plan assets resulting from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCI and amortized to pension cost (income) in future years. For the U.S. qualified plan, amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets, and (ii) 20% of projected benefit obligations are amortized over the expected average life expectancy of all participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. For the U.S. nonqualified plan, amounts in excess of 10% of the pension benefit obligations are amortized on a straight-line basis over the expected average life expectancy of all participants.
Deferred prior service credits related to plan amendments are also recorded in accumulated OCI and amortized to pension cost (income) on a straight-line basis over the average remaining years of service for active employees.
The following provides information for VF's defined benefit plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

(In thousands)	March 2022	March 2021
Projected benefit obligations	$213,002	$268,277
Accumulated benefit obligations	194,879	237,245
Fair value of plan assets	84,902	84,497
The net amount of projected benefit obligations and plan assets for underfunded defined benefit plans was $128.1 million and $183.8 million as of March 2022 and 2021, respectively, and was reported in accrued liabilities and other liabilities in the Consolidated Balance Sheets.

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

F-34 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
The fair value of investments held by VF’s defined benefit plans at March 2022 and March 2021, by asset class, is summarized below. Refer to Note 23 for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2022
Plan assets
Cash equivalents	$5,761	$5,761	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	4	—	4	—
Insurance contracts	88,574	—	88,574	—
Futures contracts	(2,812)	(2,812)	—	—
Total plan assets in the fair value hierarchy	91,527	$2,949	$88,578	$—
Plan assets measured at net asset value
Cash equivalents	73,849
Equity securities:
Domestic	94,844
International	77,468
Fixed income securities:
Corporate and international bonds	1,177,421
Alternative investments	128,326
Total plan assets measured at net asset value	1,551,908
Total plan assets	$1,643,435

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2021
Plan assets
Cash equivalents	$7,410	$7,410	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	5	—	5	—
Insurance contracts	84,497	—	84,497	—
Futures contracts	(4,452)	(4,452)	—	—
Total plan assets in the fair value hierarchy	87,460	$2,958	$84,502	$—
Plan assets measured at net asset value
Cash equivalents	78,191
Equity securities:
Domestic	96,509
International	88,488
Fixed income securities:
Corporate and international bonds	1,240,551
Alternative investments	164,215
Total plan assets measured at net asset value	1,667,954
Total plan assets	$1,755,414

VF Corporation Fiscal 2022 Form 10-K F-35

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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
VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF does not currently plan to make any contributions to the U.S. qualified plan during Fiscal 2023, and intends to make approximately $26.2 million of contributions to its other defined benefit plans during Fiscal 2023. The estimated future benefit payments for all of VF’s defined benefit plans, are approximately $106.4 million in 2023, $101.5 million in 2024, $102.6 million in 2025, $99.3 million in 2026, $99.8 million in 2027 and $484.0 million for the years 2028 through 2032.
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
Expense under this plan was $1.3 million, $1.4 million and $2.7 million in the years ended March 2022, 2021 and 2020, respectively. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At March 2022, VF’s liability to participants under all deferred compensation plans was $129.1 million, of which $14.7 million was recorded in accrued liabilities (Note 13) and $114.4 million was recorded in other liabilities (Note 15).
VF has purchased (i) publicly traded mutual funds and a separately managed fixed-income fund in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities, and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At March 2022, the value of investments held for all deferred compensation plans was $179.7 million, of which $13.9 million was recorded in other current assets and $165.8 million was recorded in other assets (Note 11). Realized and unrealized gains and losses on these deferred compensation assets are recorded in compensation expense in the Consolidated Statements of Operations and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.
VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $42.0 million, $34.5 million and $48.7 million in the years ended March 2022, 2021 and 2020, respectively.
NOTE 17 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the years ended March 2022 and 2020, the Company purchased 4.8 million and 12.0 million shares of Common Stock, respectively, in open market transactions for $350.0 million and $1.0 billion, respectively, under its share repurchase program authorized by VF’s Board of Directors. These purchases were treated as treasury stock transactions. During the year ended March 2021, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF's Board of Directors.

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the years ended March 2022 and 2020, VF restored 4.8 million and 12.0 million treasury shares, respectively, to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of March 2022, 2021 or 2020. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

F-36 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net income and specified components of OCI, which relate to changes in assets and liabilities that are not included in net income under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income. The deferred components of OCI are reported, net of related income taxes, in accumulated OCI in stockholders’ equity, as follows:

(In thousands)	March 2022	March 2021
Foreign currency translation and other	$(751,632)	$(700,173)
Defined benefit pension plans	(230,290)	(257,747)
Derivative financial instruments	55,343	(51,080)
Accumulated other comprehensive income (loss)	$(926,579)	$(1,009,000)
The changes in accumulated OCI, net of related taxes, are as follows:

(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2019	$(725,679)	$(243,184)	$66,788	$(902,075)
Adoption of accounting standard related to reclassification of stranded tax effects	(9,088)	(50,402)	(2,371)	(61,861)
Other comprehensive income (loss) before reclassifications	(134,297)	(2,757)	76,797	(60,257)
Amounts reclassified from accumulated other comprehensive income (loss)	48,261	33,077	(63,396)	17,942
Spin-off of Jeans Business	83,094	794	(8,595)	75,293
Net other comprehensive income (loss)	(12,030)	(19,288)	2,435	(28,883)
Balance, March 2020	(737,709)	(262,472)	69,223	(930,958)
Other comprehensive income (loss) before reclassifications	(4,828)	(6,197)	(100,448)	(111,473)
Amounts reclassified from accumulated other comprehensive income (loss)	42,364	10,922	(19,855)	33,431
Net other comprehensive income (loss)	37,536	4,725	(120,303)	(78,042)
Balance, March 2021	(700,173)	(257,747)	(51,080)	(1,009,000)
Other comprehensive income (loss) before reclassifications	(51,459)	13,547	59,753	21,841
Amounts reclassified from accumulated other comprehensive income (loss)	—	13,910	46,670	60,580
Net other comprehensive income (loss)	(51,459)	27,457	106,423	82,421
Balance, March 2022	$(751,632)	$(230,290)	$55,343	$(926,579)

VF Corporation Fiscal 2022 Form 10-K F-37

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
Reclassifications out of accumulated OCI are as follows:

(In thousands)	Affected Line Item in the Consolidated Statements of Operations	Year Ended March
Details About Accumulated Other Comprehensive Income (Loss) Components

		2022	2021	2020
Losses on foreign currency translation and other:
Liquidation of foreign entities	Other income (expense), net	$—	$(42,364)	$(48,261)
Total before tax		—	(42,364)	(48,261)
Tax (expense) benefit		—	—	—
Net of tax		—	(42,364)	(48,261)
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(11,310)	(11,911)	(14,848)
Deferred prior service (costs) credits	Other income (expense), net	440	81	(1,887)
Pension settlement charges	Other income (expense), net	(7,466)	(1,584)	(27,443)
Pension curtailment losses	Other income (expense), net	—	(920)	—
Total before tax		(18,336)	(14,334)	(44,178)
Tax benefit		4,426	3,412	11,101
Net of tax		(13,910)	(10,922)	(33,077)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(27,382)	2,596	(18,076)
Foreign exchange contracts	Cost of goods sold	(26,346)	19,485	94,376
Foreign exchange contracts	Selling, general and administrative expenses	(487)	2,797	5,084
Foreign exchange contracts	Other income (expense), net	(219)	(137)	10,304
Interest rate contracts	Interest expense	108	107	(13,177)
Total before tax		(54,326)	24,848	78,511
Tax (expense) benefit		7,656	(4,993)	(15,115)
Net of tax		(46,670)	19,855	63,396
Total reclassifications for the period, net of tax		$(60,580)	$(33,431)	$(17,942)
NOTE 18 — STOCK-BASED COMPENSATION

Pursuant to the amended and restated 1996 Stock Compensation Plan approved by stockholders, VF is authorized to grant nonqualified stock options, restricted stock units (“RSUs”) and restricted stock to officers, key employees and nonemployee members of VF’s Board of Directors. Substantially all stock-based compensation awards are classified as equity awards, which are accounted for in stockholders’ equity in the Consolidated Balance Sheets. On a limited basis, cash-settled stock appreciation rights and RSUs are granted to employees in certain international jurisdictions. These awards are accounted for as liabilities in the Consolidated Balance Sheets and remeasured to fair value each reporting period until the awards are settled. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. Awards that do not vest are forfeited.
Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Operations are as follows:

	Year Ended March

(In thousands)	2022	2021	2020
Stock-based compensation cost	$91,358	$70,823	$68,205
Income tax benefits	21,917	17,373	15,460

At the end of March 2022, there was $86.9 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 2 years.

F-38 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
At the end of March 2022, there were 19,332,994 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock. VF has a practice of repurchasing shares of Common Stock in the open market to offset, on a long-term basis, dilution caused by awards under equity compensation plans.

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
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

	Year Ended March

	2022	2021	2020
Expected volatility	28% to 41%	28% to 48%	24% to 27%
Weighted average expected volatility	36%	37%	25%
Expected term (in years)	6.1 to 7.9	6.2 to 8.0	6.1 to 7.6
Weighted average dividend yield	2.6%	2.4%	2.5%
Risk-free interest rate	0.04% to 1.81%	0.07% to 1.11%	1.41% to 2.39%
Weighted average fair value at date of grant	$20.17	$15.81	$17.19

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
Stock option activity for the year ended March 2022 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, March 2021	7,812,717	$62.56
Granted	1,515,963	77.67
Exercised	(899,710)	52.76
Forfeited/cancelled	(381,313)	72.28
Outstanding, March 2022	8,047,657	$66.04	6.3	$12,446
Exercisable, March 2022	5,266,586	$63.37	5.2	$11,685

The total fair value of stock options that vested during the years ended March 2022, 2021 and 2020 was $16.6 million, $15.5 million and $16.6 million, respectively. The total intrinsic value of stock options exercised during the years ended March 2022, 2021 and 2020, was $22.9 million, $44.9 million and $120.6 million, respectively.

VF Corporation Fiscal 2022 Form 10-K F-39

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022

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
For performance-based RSUs granted in Fiscal 2022 and 2021, the financial targets include 50% weighting based on VF's revenue growth over the three-year period compared to a group of industry peers and 50% weighting based on VF's total shareholder return ("TSR") over the three-year period compared to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR portion of the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $101.56 and $81.60 per share for the performance-based RSU grants in the years ended March 2022 and 2021, respectively. Additionally, the actual number of performance-based RSUs earned may be adjusted upward or downward by 25% of the target award, based on VF's gross margin performance over the three-year period.
For performance-based RSUs granted in Fiscal 2020, the financial targets are based on VF's revenue, gross margin and earnings per share performance over the respective three-year periods. Additionally, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF’s TSR over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Consumer Discretionary Index. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $7.11 per share for the performance-based RSU grants in the year ended March 2020.
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
RSU activity for the year ended March 2022 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, March 2021	970,469	$74.16	768,419	$68.86
Granted	325,058	89.65	490,351	75.29
Issued as Common Stock	(317,021)	69.77	(248,258)	71.31
Forfeited/cancelled/modifications	(65,543)	80.37	(108,556)	71.07
Outstanding, March 2022	912,963	$80.75	901,956	$71.42
Vested, March 2022	588,247	$80.88	112,534	$67.76

The weighted average fair value of performance-based RSUs granted during the years ended March 2022 and March 2021 was $89.65 and $70.88 per share, respectively, based on the weighting of the TSR and the fair market value of the underlying VF Common Stock on each grant date. The weighted average fair value of performance-based RSUs granted during the year ended March 2020 was $84.28 per share, based on the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2022 was $51.6 million. Awards earned and vested for the three-year performance period ended in March 2021 and distributed in early Fiscal 2022 totaled 135,562 shares of VF
Common Stock having a value of $11.6 million. Similarly, 1,029,304 shares of VF Common Stock having a value of $58.7 million were earned for the performance period ended in March 2020 and distributed in early Fiscal 2021.
The weighted average fair value of nonperformance-based RSUs granted during the years ended March 2022, 2021 and 2020 was $75.29, $63.99 and $84.22 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2022 was $51.0 million.

F-40 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022

Restricted Stock

VF grants restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the fair market value of VF Common Stock at the grant date, is recognized ratably over the vesting period. Restricted shares vest over periods of up to four years from the date of grant. Dividends accumulate in the form of additional restricted shares and are subject to the same risk of forfeiture as the restricted stock. Restricted stock activity during Fiscal 2021 included shares of VF Common Stock deposited in escrow in connection with the Supreme acquisition and related forfeitures, which for accounting purposes, are considered stock-based compensation. Dividends earned on the restricted shares related to the Supreme acquisition are settled in cash.
Restricted stock activity for the year ended March 2022 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, March 2021	920,472	$79.23
Granted	31,214	77.78
Dividend equivalents	8,407	63.76
Vested	(67,151)	74.14
Forfeited	(38,532)	79.11
Nonvested shares, March 2022	854,410	$79.43

Nonvested shares of restricted stock had a market value of $48.3 million at the end of March 2022. The market value of the shares that vested during the years ended March 2022, 2021 and 2020 was $5.0 million, $27.9 million and $3.6 million, respectively.
NOTE 19 — INCOME TAXES
The provision for income taxes was computed based on the following amounts of income from continuing operations before income taxes:

	Year Ended March

(In thousands)	2022	2021	2020
Domestic	$518,386	$(152,073)	$(91,063)
Foreign	1,004,864	608,545	818,271
Income before income taxes	$1,523,250	$456,472	$727,208
The provision for income taxes consisted of:

	Year Ended March

(In thousands)	2022	2021	2020
Current:
Federal	$231,469	$6,373	$12,926
Foreign	196,540	109,543	157,052
State	36,461	25,462	2,583
	464,470	141,378	172,561
Deferred:
Federal and state	(177,381)	(24,133)	38,511
Foreign	19,892	(15,679)	(113,010)
	(157,489)	(39,812)	(74,499)
Income taxes	$306,981	$101,566	$98,062

VF Corporation Fiscal 2022 Form 10-K F-41

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
On May 19, 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act"). Provisions of the Swiss Tax Act were enacted for Swiss federal purposes during the second quarter of Fiscal 2020, and later enacted for certain cantons during the fourth quarter. These provisions resulted in adjustments to deferred tax assets and liabilities such that a net tax benefit of $93.6 million was recorded for the year ended March 2020. In the fourth quarter of Fiscal 2022, $67.4 million net tax expense was recorded related to changes to these previously recorded deferred tax assets.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("U.S. Tax Act"), which included a transition tax under Section 965. The income tax payable attributable to the transition tax is due over an 8-year period that began in 2018. At the end of Fiscal 2022, a noncurrent income tax payable of approximately $246.4 million attributable to the transition tax is reflected in the other liabilities line item of the Consolidated Balance Sheet.
The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense reported in the consolidated financial statements are as follows:

	Year Ended March

(In thousands)	2022	2021	2020
Tax at federal statutory rate	$319,882	$95,859	$152,714
State income taxes, net of federal tax benefit	16,641	13,771	14,363
Foreign rate differences	(62,928)	(5,605)	(22,038)
Tax reform	67,358	—	(93,598)
Goodwill impairment	—	2,631	45,613
Stock compensation (federal)	(1,977)	(4,783)	(12,245)
Non-taxable contingent consideration adjustments	(28,090)	—	—
Other	(3,905)	(307)	13,253
Income taxes	$306,981	$101,566	$98,062

Income tax expense includes tax benefits of $2.2 million, $3.6 million and $13.4 million in the years ended March 2022, 2021 and 2020, respectively, from favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.
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
In addition, VF has been granted a lower effective income tax rate on taxable earnings in one foreign jurisdiction that expired at the end of June 2020 and another foreign jurisdiction that will expire in March 2026. These lower rates, when compared with the country statutory rates, resulted in income tax reductions of $0.4 million ($0.00 per diluted share) in the year ended March 2022, $3.8 million ($0.01 per diluted share) in the year ended March 2021 and $15.3 million ($0.04 per diluted share) in the year ended March 2020.

F-42 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
Deferred income tax assets and liabilities consisted of the following:

(In thousands)	March 2022	March 2021
Deferred income tax assets:
Inventories	$38,661	$33,023
Deferred compensation	32,349	39,794
Other employee benefits	16,870	32,770
Stock compensation	27,610	25,258
Operating lease liabilities	327,668	354,747
Other accrued expenses	132,747	148,790
Outside basis difference on assets held-for-sale	—	228,735
Interest expense limitation carryforward	1,711	20,503
Capital loss carryforwards	166,622	2,458
Operating loss carryforwards	512,388	323,902
Gross deferred income tax assets	1,256,626	1,209,980
Valuation allowances	(616,533)	(500,601)
Net deferred income tax assets	640,093	709,379
Deferred income tax liabilities:
Depreciation	10,768	52,564
Intangible assets	361,182	414,321
Operating lease right-of-use assets	295,227	318,747
Other deferred tax liabilities	22,337	65,222
Deferred income tax liabilities	689,514	850,854
Net deferred income tax assets (liabilities)	$(49,421)	$(141,475)
Amounts included in the Consolidated Balance Sheets:
Other assets (Note 11)	$100,980	$201,237
Other liabilities (Note 15)	(150,401)	(342,712)
	$(49,421)	$(141,475)

At the end of Fiscal 2022, the Company is not asserting indefinite reinvestment with regards to short-term liquid assets of its foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested. As of the end of Fiscal 2022, there was approximately $340.0 million of undistributed earnings of international subsidiaries which could result in additional U.S. income or other taxes. The Company has not determined the deferred tax liability associated with these undistributed earnings and basis differences, as such determination is not practicable.
VF has potential tax benefits totaling $491.2 million for foreign operating loss carryforwards, of which $109.7 million have an unlimited carryforward life. In addition, there are $166.6 million of potential tax benefits for capital loss carryforwards that begin to expire in 2023 and $21.2 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2023 and 2041.
A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $452.0 million for available foreign operating loss carryforwards, $152.2 million for available capital loss carryforwards, $4.3 million for available state operating loss and credit carryforwards, and $8.0 million for other foreign deferred income tax assets. During Fiscal 2022, VF had a net increase in valuation allowances of $149.7 million related to capital loss carryforwards, a net decrease of $1.8 million related to state operating loss and credit carryforwards and an increase of $192.9 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects. VF also decreased the valuation allowance by $224.9 million related to the basis difference on assets held-for-sale.

VF Corporation Fiscal 2022 Form 10-K F-43

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, March 2019	$188,225	$26,565	$214,790
Additions for current year tax positions	20,328	—	20,328
Additions for prior year tax positions	3,136	10,029	13,165
Reductions for prior year tax positions	(3,521)	(254)	(3,775)
Reductions due to statute expirations	(11,135)	(1,817)	(12,952)
Payments in settlement	(664)	(146)	(810)
Decrease due to divestiture	(11,619)	(3,723)	(15,342)
Currency translation	(27)	(42)	(69)
Balance, March 2020	184,723	30,612	215,335
Additions for current year tax positions	6,609	—	6,609
Additions for prior year tax positions	20,950	8,064	29,014
Reductions for prior year tax positions	(2,073)	(1,399)	(3,472)
Reductions due to statute expirations	(761)	(216)	(977)
Payments in settlement	(3,464)	(650)	(4,114)
Additions due to acquisitions	17,066	1,673	18,739
Currency translation	(40)	57	17
Balance, March 2021	223,010	38,141	261,151
Additions for current year tax positions	28,098	—	28,098
Additions for prior year tax positions (a)	112,850	32,642	145,492
Reductions for prior year tax positions	(895)	(532)	(1,427)
Reductions due to statute expirations	(5,803)	(840)	(6,643)
Payments in settlement	(21,278)	(730)	(22,008)
Decrease due to divestiture	(506)	(340)	(846)
Currency translation	186	(43)	143
Balance, March 2022	$335,662	$68,298	$403,960
(a)The year ended March 2022 includes an increase resulting from updated estimates related to intellectual property transfers completed in a prior period.

(In thousands)	March 2022	March 2021
Amounts included in the Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest and penalties	$403,960	$261,151
Less deferred tax benefits	126,179	70,954
Total unrecognized tax benefits	$277,781	$190,197

The unrecognized tax benefits of $277.8 million at the end of Fiscal 2022, if recognized, would reduce the annual effective tax rate.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2015 have been effectively settled.
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue, and on January 31, 2022, the Court issued its opinion in favor of the IRS. VF believes the opinion of the Court was in error based on the technical merits and intends to appeal. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is

F-44 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
vigorously defending its position. No impact of the Court opinion has been recorded in the consolidated financial statements based on our assessment of the position under the more-likely-than-not standard of the accounting literature. Refer to Note 21 for additional details on this matter.
In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $255.9 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $11.6 million of which would reduce income tax expense.
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
Supreme®
Napapijri®
Kipling®
Eastpak®
JanSport®
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
Accounting policies used for internal management reporting at the individual segments are consistent with those in Note 1, except as stated below. Corporate costs (other than common costs allocated to the segments), goodwill and indefinite-lived intangible asset impairment charges, net interest expense and loss on debt extinguishment are not controlled by segment management and therefore are excluded from the measurement of segment profit. Common costs such as information systems processing, retirement benefits and insurance are allocated from corporate costs to the segments based on appropriate metrics such as usage or employment. Corporate costs that are not allocated to the segments consist of corporate headquarters expenses (including compensation and benefits of corporate management and staff, certain legal and professional fees and administrative and general costs), costs of corporate programs or corporate-managed decisions, and other expenses which include a portion of defined benefit pension costs, development costs for management information systems, costs of registering, maintaining and enforcing certain of VF’s trademarks and miscellaneous consolidated costs. Defined benefit pension plans in the U.S. are centrally managed. The current year service cost

VF Corporation Fiscal 2022 Form 10-K F-45

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
component of pension cost is allocated to the segments, while the remaining pension cost components are reported in corporate and other expenses.
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
Financial information for VF’s reportable segments is as follows:

	Year Ended March

(In thousands)	2022	2021	2020
Segment revenues:
Outdoor	$5,327,568	$4,127,601	$4,643,956
Active	5,380,338	4,160,856	4,919,427
Work	1,133,149	945,680	886,419
Other	785	4,693	38,754
Total segment revenues	$11,841,840	$9,238,830	$10,488,556
Segment profit (loss):
Outdoor	$795,523	$342,212	$516,089
Active	979,746	648,467	1,136,821
Work	193,492	27,141	50,383
Other	(586)	(5,410)	(6,485)
Total segment profit	1,968,175	1,012,410	1,696,808
Impairment of goodwill and indefinite-lived intangible assets (a)	—	(12,400)	(323,223)
Corporate and other expenses (b)	(309,817)	(417,038)	(514,430)
Interest expense, net	(131,463)	(126,500)	(72,175)
Loss on debt extinguishment	(3,645)	—	(59,772)
Income from continuing operations before income taxes	$1,523,250	$456,472	$727,208

(a)Excludes $8.0 million of impairment charges related to definite-lived intangible assets in the year ended March 2021, which are primarily recorded in the Work segment.
(b)Certain corporate overhead and other costs of $25.2 million during the year ended March 2020, previously allocated to the Work segment for segment reporting purposes, have been reallocated to continuing operations as discussed in Note 4.

F-46 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022

(In thousands)	March 2022	March 2021
Segment assets:
Outdoor	$1,307,244	$1,019,244
Active	1,110,691	1,025,327
Work	436,765	300,927
Other	31,815	14,361
Total segment assets	2,886,515	2,359,859
Cash and equivalents	1,275,943	815,750
Short-term investments	—	598,806
Property, plant and equipment, net	1,041,777	975,876
Intangible assets and goodwill	5,394,158	5,454,972
Operating lease right-of-use assets	1,247,056	1,474,434
Other assets	1,496,759	1,486,754
Assets of discontinued operations	—	587,578
Consolidated assets	$13,342,208	$13,754,029

	Year Ended March

(In thousands)	2022	2021	2020
Depreciation and amortization expense:
Outdoor	$95,860	$94,841	$91,657
Active	87,235	80,245	80,562
Work	14,439	20,785	14,856
Other	69,401	73,210	80,544
	$266,935	$269,081	$267,619
Supplemental information (with revenues by geographic area primarily based on the origin of the shipment) is as follows:

	Year Ended March

(In thousands)	2022	2021	2020
Total revenues:
U.S.	$6,178,300	$4,635,704	$5,520,317
Foreign	5,663,540	4,603,126	4,968,239
	$11,841,840	$9,238,830	$10,488,556
Property, plant and equipment:
U.S.	$716,952	$621,777
Foreign	324,825	354,099
	$1,041,777	$975,876
No single customer accounted for 10% or more of the Company’s total revenues in the years ended March 2022, 2021 and 2020.

VF Corporation Fiscal 2022 Form 10-K F-47

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
NOTE 21 — COMMITMENTS AND CONTINGENCIES

Commitments
VF is obligated under noncancelable operating leases. Refer to Note 10 for additional information related to future lease payments.
In the ordinary course of business, VF has entered into purchase commitments for finished products and raw materials. Total payments required under these agreements, which primarily relate to finished products, are $3.0 billion, $72.8 million and $68.4 million for fiscal years 2023 through 2025, respectively, and no commitments thereafter.
VF has entered into commitments for (i) capital spending, (ii) service and maintenance agreements related to its management information systems, and (iii) other obligations. Future payments under these agreements are $194.4 million, $66.1 million, $23.4 million, $20.2 million and $1.8 million for fiscal years 2023 through 2027, respectively, and no commitments thereafter.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $110.2 million as of March 2022. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.
Contingencies
As previously reported, V.F. Corporation (“VF”) petitioned the U.S. Tax Court (the “Court”) to resolve an Internal Revenue Service (“IRS”) dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in
September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue, and on January 31, 2022, the Court issued its opinion in favor of the IRS. VF believes the opinion of the Court was in error based on the technical merits and intends to appeal; however, VF will be required to pay the 2011 taxes and interest being disputed or post a surety bond. It is anticipated that during Fiscal 2023, the IRS will assess, and VF will pay, the 2011 taxes and interest, which would be recorded as a tax receivable based on the technical merits of our position with regards to the case. The gross amount of taxes and interest as of April 2, 2022 was estimated at approximately $845.0 million and will continue to accrue interest until paid. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this tax receivable may not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense estimated as of April 2, 2022 could be up to $700.0 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of which is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 22 — EARNINGS PER SHARE

	Year Ended March

(In thousands, except per share amounts)	2022	2021	2020
Earnings per share — basic:
Income from continuing operations	$1,216,269	$354,906	$629,146
Weighted average common shares outstanding	390,291	389,655	395,411
Earnings per share from continuing operations	$3.12	$0.91	$1.59
Earnings per share — diluted:
Income from continuing operations	$1,216,269	$354,906	$629,146
Weighted average common shares outstanding	390,291	389,655	395,411
Incremental shares from stock options and other dilutive securities	2,120	2,466	4,525
Adjusted weighted average common shares outstanding	392,411	392,121	399,936
Earnings per share from continuing operations	$3.10	$0.91	$1.57

Outstanding options to purchase approximately 3.2 million, 3.4 million and 1.5 million shares of Common Stock were excluded from the calculations of diluted earnings per share in the years ended March 2022, 2021 and 2020, respectively, because the effect of their inclusion would have been antidilutive to those years. In addition, 0.5 million, 0.6 million and 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share in the years ended March 2022, 2021 and 2020, respectively, because these units were not considered to be contingent outstanding shares in those years.

F-48 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2022
Financial assets:
Cash equivalents:
Money market funds	$324,868	$324,868	$—	$—
Time deposits	1,100	1,100	—	—
Derivative financial instruments	79,046	—	79,046	—
Deferred compensation	125,323	125,323	—	—
Financial liabilities:
Derivative financial instruments	27,723	—	27,723	—
Deferred compensation	129,078	—	129,078	—
Contingent consideration	56,976	—	—	56,976
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2021
Financial assets:
Cash equivalents:
Money market funds	$216,591	$216,591	$—	$—
Time deposits	102,914	102,914	—	—
Short-term investments	598,806	598,806	—	—
Derivative financial instruments	13,257	—	13,257	—
Deferred compensation	141,072	141,072	—	—
Financial liabilities:
Derivative financial instruments	74,255	—	74,255	—
Deferred compensation	150,713	—	150,713	—
Contingent consideration	207,000	—	—	207,000
(a)There were no transfers among the levels within the fair value hierarchy during the years ended March 2022 or 2021.

VF Corporation Fiscal 2022 Form 10-K F-49

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
The following table presents the change in fair value of the contingent consideration liability designated as Level 3:

Year Ended
(In thousands)	March 2022
Beginning Balance	$207,000
Change in fair value	(150,024)
Ending Balance	$56,976

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
The contingent consideration represents the estimated amount of additional cash consideration to be paid to the selling shareholders of Supreme, which is dependent upon the achievement of certain financial targets over the one year earn-out period ended January 31, 2022. The estimated fair value of the contingent consideration liability, which could range from zero to $300.0 million, was $207.0 million as of March 2021. The contingent consideration liability has subsequently been remeasured at fair value with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. As of March 2022, the fair value of the contingent consideration liability was remeasured to an estimated fair value of $57.0 million based on the achievement levels of the financial targets. The contingent consideration is expected to be paid during the first half of Fiscal 2023. Refer to Note 3 for additional information on the acquisition of Supreme.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2022 and 2021, their carrying values approximated their fair values. Additionally, at March 2022 and 2021, the carrying values of VF’s long-term debt, including the current portion, were $5,085.3 million and $5,710.2 million, respectively, compared with fair values of $5,042.5 million and $6,017.3 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
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
The Company recorded $6.4 million, $14.8 million and $14.6 million of impairments in the years ended March 2022, 2021 and 2020, respectively, related to retail store assets, associated lease right-of-use assets and other fixed assets. These impairments were recorded in the selling, general and administrative expenses line item in the Consolidated Statements of Operations.
Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of Fiscal 2022. Management performed a quantitative analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. A qualitative analysis was performed for all other reporting units and indefinite-lived trademark intangible assets. No impairment charges of goodwill or indefinite-lived trademark intangible assets were recorded as a result of the annual impairment testing completed as of the beginning of the fourth quarter of Fiscal 2022. No other impairment testing of goodwill or intangible assets was performed during the year ended March 2022.
The estimated fair values of the Supreme reporting unit and indefinite-lived trademark intangible asset, as determined in conjunction with the quantitative analysis performed during the Fiscal 2022 impairment testing, exceeded the carrying values by 5% and 3%, respectively. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible asset at the testing date were $1.24 billion and $1.19 billion, respectively. Management made its estimates based on information available as of the testing date, using assumptions believed to be consistent with those that market participants would use in performing an independent valuation. It is possible that VF’s conclusions regarding impairment of the Supreme reporting unit goodwill or indefinite-lived trademark intangible asset could change in future periods.
See Critical Accounting Policies and Estimates within Management's Discussion and Analysis for additional discussion regarding non-recurring fair value measurements during the year ended March 2022.

F-50 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
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
Management uses the income-based relief-from-royalty method to value trademark intangible assets. Under this method, revenues expected to be generated by the trademark are multiplied by a selected royalty rate. The royalty rate is selected based on consideration of (i) royalty rates included in active license agreements, if applicable, (ii) royalty rates received by market participants in the apparel industry, and (iii) the current performance of the reporting unit. The estimated after-tax royalty revenue stream is then discounted to present value using the reporting unit’s WACC adjusted, as appropriate, to factor in the risk of the intangible asset.
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
NOTE 24 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $2.9 billion and $2.5 billion at March 2022 and 2021, respectively, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, South Korean won, Swedish krona, Polish zloty and Japanese yen. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2022	March 2021	March 2022	March 2021
Foreign currency exchange contracts designated as hedging instruments	$79,046	$12,301	$(27,678)	$(73,087)
Foreign currency exchange contracts not designated as hedging instruments	—	956	(45)	(1,168)
Total derivatives	$79,046	$13,257	$(27,723)	$(74,255)
VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. If VF were to offset and record the asset and liability balances of its foreign exchange forward contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of March 2022 and 2021 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

VF Corporation Fiscal 2022 Form 10-K F-51

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022

	March 2022		March 2021
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$79,046	$(27,723)	$13,257	$(74,255)
Gross amounts not offset in the Consolidated Balance Sheets	(18,721)	18,721	(13,246)	13,246
Net amounts	$60,325	$(9,002)	$11	$(61,009)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	March 2022	March 2021
Other current assets	$71,910	$7,440
Accrued liabilities (Note 13)	(24,267)	(66,351)
Other assets (Note 11)	7,136	5,817
Other liabilities (Note 15)	(3,456)	(7,904)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, inventory purchases, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands) Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI
	Year Ended March

	2022	2021	2020
Foreign currency exchange	$71,494	$(122,244)	$100,336

	Gain (Loss) Reclassified from Accumulated OCI into Income
(In thousands)	Year Ended March

Location of Gain (Loss)	2022	2021	2020
Net revenues	$(27,382)	$2,596	$(18,076)
Cost of goods sold	(26,346)	19,485	94,376
Selling, general and administrative expenses	(487)	2,797	5,084
Other income (expense), net	(219)	(137)	10,304
Interest expense	108	107	(13,177)
Total	$(54,326)	$24,848	$78,511

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

During the year ended March 2020, primarily as a result of the COVID-19 pandemic and actions expected to be taken by the Company, certain derivative contracts were de-designated as the hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCI and recognized a $9.8 million net gain in the year ended March 2020, which was primarily recorded in cost of goods sold. The impact of de-designated derivative contracts was not significant in the years ended March 2022 or 2021.
The changes in fair value of derivative contracts not designated as hedges that have been recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the years ended March 2022, 2021 and 2020.
Other Derivative Information
At March 2022, accumulated OCI included $47.7 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.

F-52 VF Corporation Fiscal 2022 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
VF entered into interest rate swap derivative contracts in 2011 and 2003 to hedge the interest rate risk for issuance of long-term debt due in 2021 and 2033, respectively. In each case, the contracts were terminated concurrent with the issuance of the debt, and the realized gain or loss was deferred in accumulated OCI. In connection with the full redemption of the aggregate principal amount of the outstanding 2021 notes in March 2020, the remaining pre-tax net deferred loss was recorded in interest expense in the year ended March 2020. The pre-tax net deferred gain, associated with the 2033 notes, and amounts to be reclassified from accumulated OCI into interest expense, are not significant. During the year ended March 2020, VF reclassified $13.2 million of net deferred losses from accumulated OCI into interest expense.

Net Investment Hedge
The Company has designated its euro-denominated fixed rate notes, which represent €1.850 billion in aggregate principal, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the years ended March 2022, 2021 and 2020, the Company recognized an after-tax gain of $99.5 million, an after-tax loss of $91.5 million and an after-tax loss of $8.8 million, respectively, in OCI related to the net investment hedge transaction. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
NOTE 25 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended March

(In thousands)	2022	2021	2020
Income taxes paid, net of refunds (a)	$263,733	$188,271	$286,819
Interest paid, net of amounts capitalized	123,476	89,807	76,540
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	45,235	39,774	58,410
Computer software costs included in accounts payable or accrued liabilities	33,997	25,848	14,844
(a)Includes both continuing and discontinued operations.
NOTE 26 — RESTRUCTURING

The Company typically incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits.
Of the $20.0 million of restructuring charges recognized in the year ended March 2022, $18.3 million were reflected in selling, general and administrative expenses and $1.7 million in cost of goods sold. Of the $119.0 million of restructuring charges recognized in the year ended March 2021, $75.1 million were reflected in selling, general and administrative expenses and $43.9 million in cost of goods sold. Of the $31.8 million of restructuring charges recognized in the year ended March 2020, $12.4 million were reflected in selling, general and administrative expenses and $19.4 million in cost of goods sold. The Company has not recognized any significant incremental costs related to the accruals for the year ended March 2022 or prior periods.
Of the total restructuring accrual at March 2022, $26.4 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $0.5 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Year Ended March

(In thousands)	2022	2021	2020
Severance and employee-related benefits	$12,283	$64,972	$21,899
Asset impairments	—	23,087	5,211
Accelerated depreciation	7,016	11,266	—
Inventory write-downs	—	10,658	1,119
Contract termination and other	703	9,023	3,618
Total restructuring charges	$20,002	$119,006	$31,847

VF Corporation Fiscal 2022 Form 10-K F-53

VF CORPORATION
Notes to Consolidated Financial Statements
March 2022
Restructuring costs by business segment are as follows:

	Year Ended March

(In thousands)	2022	2021	2020
Outdoor	$4,523	$14,081	$7,094
Active	1,008	20,958	3,210
Work	2,315	31,907	2,193
Other	12,156	52,060	19,350
Total	$20,002	$119,006	$31,847
The activity in the restructuring accrual is as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2020	$38,052	$2,888	$40,940
Charges	64,972	9,393	74,365
Cash payments and settlements	(46,258)	(4,285)	(50,543)
Adjustments to accruals	3,206	(1,218)	1,988
Impact of foreign currency	(162)	166	4
Accrual at March 2021	59,810	6,944	66,754
Charges	12,283	703	12,986
Cash payments and settlements	(43,886)	(5,694)	(49,580)
Adjustments to accruals	(2,320)	(647)	(2,967)
Impact of foreign currency	(247)	(95)	(342)
Accrual at March 2022	$25,640	$1,211	$26,851
NOTE 27 — SUBSEQUENT EVENTS
On April 25, 2022, VF repaid the remaining $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022, in accordance with the terms of the notes.
On May 17, 2022, VF’s Board of Directors declared a quarterly cash dividend of $0.50 per share, payable on June 21, 2022 to shareholders of record on June 10, 2022.

F-54 VF Corporation Fiscal 2022 Form 10-K

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
(In thousands)
Year Ended March 2022
Allowance for doubtful accounts	$33,654	$(716)	$—		$4,979	(a)	$27,959
Valuation allowance for deferred income tax assets	500,601	—	115,932	(b)	—		616,533
Year Ended March 2021
Allowance for doubtful accounts	37,099	20,673	—		24,118	(a)	33,654
Valuation allowance for deferred income tax assets	172,912	—	327,689	(b)	—		500,601
Year Ended March 2020
Allowance for doubtful accounts	19,009	32,927	—		14,837	(a)	37,099
Valuation allowance for deferred income tax assets	177,987	—	—		5,075	(c)	172,912
(a)Deductions include accounts written off, net of recoveries, the effects of foreign currency translation and reclassifications.
(b)Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized and the effects of foreign currency translation.
(c)Deductions relate to changes in circumstances which increase the amount of deferred income tax assets that will, more likely than not, be realized, and the effects of foreign currency translation.

VF Corporation Fiscal 2022 Form 10-K F-55