Form 10-Q
period 2022-07-02
V F CORP
filed 2022-08-05
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 30, 2022, there were 388,494,512 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2022	March 2022	June 2021
ASSETS
Current assets
Cash and equivalents	$528,029	$1,275,943	$1,274,926
Accounts receivable, less allowance for doubtful accounts of: June 2022 - $29,780; March 2022 - $27,959; June 2021 - $33,666	1,249,713	1,467,842	1,138,811
Inventories	2,341,395	1,418,673	1,216,818
Short-term investments	—	—	598,806
Other current assets	492,569	425,622	334,777
Total current assets	4,611,706	4,588,080	4,564,138
Property, plant and equipment, net	1,007,853	1,041,777	1,016,465
Intangible assets, net	2,984,136	3,000,351	3,027,886
Goodwill	2,359,548	2,393,807	2,427,324
Operating lease right-of-use assets	1,227,462	1,247,056	1,426,706
Other assets	1,021,048	1,071,137	1,087,832
TOTAL ASSETS	$13,211,753	$13,342,208	$13,550,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$827,380	$335,462	$8,091
Current portion of long-term debt	1,058	501,051	1,001,030
Accounts payable	1,022,755	562,992	534,803
Accrued liabilities	1,612,804	1,915,892	1,527,522
Total current liabilities	3,463,997	3,315,397	3,071,446
Long-term debt	4,468,399	4,584,261	4,726,234
Operating lease liabilities	1,006,274	1,023,759	1,192,792
Other liabilities	920,590	888,436	1,285,849
Total liabilities	9,859,260	9,811,853	10,276,321
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2022, March 2022 or June 2021	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2022 - 388,490,713; March 2022 - 388,298,375; June 2021 - 392,621,561	97,123	97,075	98,155
Additional paid-in capital	3,941,440	3,916,384	3,824,656
Accumulated other comprehensive income (loss)	(874,876)	(926,579)	(965,886)
Retained earnings	188,806	443,475	317,105
Total stockholders’ equity	3,352,493	3,530,355	3,274,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,211,753	$13,342,208	$13,550,351

See notes to consolidated financial statements.

3 VF Corporation Q1 FY23 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June

(In thousands, except per share amounts)	2022	2021
Net revenues	$2,261,595	$2,194,557
Costs and operating expenses
Cost of goods sold	1,042,982	955,551
Selling, general and administrative expenses	1,155,251	1,036,122
Total costs and operating expenses	2,198,233	1,991,673
Operating income	63,362	202,884
Interest income	1,283	2,142
Interest expense	(32,545)	(34,917)
Other income (expense), net	(94,714)	9,041
Income (loss) from continuing operations before income taxes	(62,614)	179,150
Income tax expense (benefit)	(6,654)	25,178
Income (loss) from continuing operations	(55,960)	153,972
Income from discontinued operations, net of tax	—	170,273
Net income (loss)	$(55,960)	$324,245
Earnings (loss) per common share - basic
Continuing operations	$(0.14)	$0.39
Discontinued operations	—	0.44
Total earnings (loss) per common share - basic	$(0.14)	$0.83
Earnings (loss) per common share - diluted
Continuing operations	$(0.14)	$0.39
Discontinued operations	—	0.43
Total earnings (loss) per common share - diluted	$(0.14)	$0.82
Weighted average shares outstanding
Basic	387,563	391,351
Diluted	387,563	394,128

See notes to consolidated financial statements.
VF Corporation Q1 FY23 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June

(In thousands)	2022	2021
Net income (loss)	$(55,960)	$324,245
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(51,524)	33,171
Income tax effect	(30,010)	3,882
Defined benefit pension plans
Current period actuarial losses	(19,568)	(4,013)
Amortization of net deferred actuarial losses	3,721	2,840
Amortization of deferred prior service credits	(112)	(118)
Reclassification of net actuarial loss from settlement charges	91,761	948
Income tax effect	(19,651)	659
Derivative financial instruments
Gains (losses) arising during the period	99,430	(4,563)
Income tax effect	(15,375)	192
Reclassification of net (gains) losses realized	(8,242)	10,559
Income tax effect	1,273	(443)
Other comprehensive income (loss)	51,703	43,114
Comprehensive income (loss)	$(4,257)	$367,359

See notes to consolidated financial statements.
5 VF Corporation Q1 FY23 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June

(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(55,960)	$324,245
Income from discontinued operations, net of tax	—	170,273
Income (loss) from continuing operations, net of tax	(55,960)	153,972
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	66,754	68,050
Reduction in the carrying amount of right-of-use assets	93,337	104,930
Stock-based compensation	22,297	21,701
Provision for doubtful accounts	899	1,850
Pension expense in excess of (less than) contributions	89,277	(6,759)
Other, net	6,813	(176,493)
Changes in operating assets and liabilities:
Accounts receivable	174,125	167,798
Inventories	(961,113)	(150,966)
Accounts payable	471,065	70,197
Income taxes	(70,727)	134,115
Accrued liabilities	(94,746)	(71,905)
Operating lease right-of-use assets and liabilities	(93,734)	(113,465)
Other assets and liabilities	(6,607)	(128,107)
Cash provided (used) by operating activities - continuing operations	(358,320)	74,918
Cash provided by operating activities - discontinued operations	—	6,090
Cash provided (used) by operating activities	(358,320)	81,008
INVESTING ACTIVITIES
Proceeds from sale of businesses, net of cash sold	—	616,529
Capital expenditures	(52,657)	(93,218)
Software purchases	(26,907)	(21,006)
Other, net	10,045	7,048
Cash provided (used) by investing activities - continuing operations	(69,519)	509,353
Cash used by investing activities - discontinued operations	—	(525)
Cash provided (used) by investing activities	(69,519)	508,828
FINANCING ACTIVITIES
Contingent consideration payment	(56,976)	—
Net increase (decrease) in short-term borrowings	491,917	(2,973)
Payments on long-term debt	(500,261)	(253)
Cash dividends paid	(194,135)	(192,131)
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	(1,766)	20,910
Cash used by financing activities	(261,221)	(174,447)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(58,988)	10,003
Net change in cash, cash equivalents and restricted cash	(748,048)	425,392
Cash, cash equivalents and restricted cash – beginning of year	1,277,082	851,205
Cash, cash equivalents and restricted cash – end of period	$529,034	$1,276,597

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$528,029	$1,274,926
Other current assets	880	1,643
Other assets	125	28
Total cash, cash equivalents and restricted cash	$529,034	$1,276,597
See notes to consolidated financial statements.
VF Corporation Q1 FY23 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 2022
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2022	388,298,375	$97,075	$3,916,384	$(926,579)	$443,475	$3,530,355
Net income (loss)	—	—	—	—	(55,960)	(55,960)
Dividends on Common Stock ($0.50 per share)	—	—	—	—	(194,135)	(194,135)
Stock-based compensation, net	192,338	48	25,056	—	(4,574)	20,530
Foreign currency translation and other	—	—	—	(81,534)	—	(81,534)
Defined benefit pension plans	—	—	—	56,151	—	56,151
Derivative financial instruments	—	—	—	77,086	—	77,086
Balance, June 2022	388,490,713	$97,123	$3,941,440	$(874,876)	$188,806	$3,352,493

	Three Months Ended June 2021
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2021	391,941,477	$97,985	$3,777,645	$(1,009,000)	$189,534	$3,056,164
Net income (loss)	—	—	—	—	324,245	324,245
Dividends on Common Stock ($0.49 per share)	—	—	(2,597)	—	(189,534)	(192,131)
Stock-based compensation, net	680,084	170	49,608	—	(7,140)	42,638
Foreign currency translation and other	—	—	—	37,053	—	37,053
Defined benefit pension plans	—	—	—	316	—	316
Derivative financial instruments	—	—	—	5,745	—	5,745
Balance, June 2021	392,621,561	$98,155	$3,824,656	$(965,886)	$317,105	$3,274,030

See notes to consolidated financial statements.
7 VF Corporation Q1 FY23 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q1 FY23 Form 10-Q 8

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 3, 2022 through April 1, 2023 ("Fiscal 2023"). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2023. For presentation purposes herein, all references to periods ended June 2022 and June 2021 relate to the fiscal periods ended on July 2, 2022 and July 3, 2021, respectively. References to March 2022 relate to information as of April 2, 2022.
Basis of Presentation
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
Certain prior year amounts have been reclassified to conform to the Fiscal 2023 presentation.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2022 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended June 2022 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2023. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended April 2, 2022 (“Fiscal 2022 Form 10-K”).
Use of Estimates
In preparing the interim consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the interim consolidated financial statements and accompanying notes. The duration and severity of the coronavirus ("COVID-19") pandemic and the conflict between Russia and Ukraine, and the impact on VF's business is subject to uncertainty; however, the estimates and assumptions made by management include those related to COVID-19 and the Russia-Ukraine conflict based on available information. Actual results may differ from those estimates.
Significant Accounting Policies
Supply Chain Financing Program
During the three months ended June 2022, VF reinstated its voluntary supply chain finance ("SCF") program. The SCF program enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which VF receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. Amounts due to suppliers who voluntarily participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. VF has been informed by the participating financial institutions that amounts payable to them for suppliers who voluntarily participated in the SCF program and included in the accounts payable line item in VF's Consolidated Balance Sheet was $164.1 million at June 2022. The amount settled through the SCF program was $15.0 million during the three months ended June 2022.
There have been no other changes to the Company's significant accounting policies described in Note 1 to the consolidated financial statements included in the Fiscal 2022 Form 10-K.
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Issued Accounting Standards
In March 2020 and January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope", respectively. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and can be adopted no later than December 31, 2022. The Company does not expect this guidance to have a material impact on VF's consolidated financial statements.
9 VF Corporation Q1 FY23 Form 10-Q

In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance", an update that requires annual disclosures about government assistance, including the types of assistance and the effect on the financial statements. The guidance is effective for VF in Fiscal 2023. The Company is evaluating the impact that adopting this guidance will have on VF's annual disclosures.
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	June 2022	March 2022	June 2021
Contract assets (a)	$2,022	$1,065	$1,135
Contract liabilities (b)	81,167	71,067	68,921
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.

For the three months ended June 2022, the Company recognized $64.4 million of revenue that was included in the contract liability balance during the period, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of June 2022, the Company expects to recognize $75.3 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of June 2022, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the three months ended June 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended June 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$472,282	$582,160	$193,191	$148	$1,247,781
Direct-to-consumer	292,685	666,156	40,249	—	999,090
Royalty	3,657	5,629	5,438	—	14,724
Total	$768,624	$1,253,945	$238,878	$148	$2,261,595

Geographic revenues
Americas	$394,515	$790,729	$199,660	$148	$1,385,052
Europe	275,045	303,275	16,293	—	594,613
Asia-Pacific	99,064	159,941	22,925	—	281,930
Total	$768,624	$1,253,945	$238,878	$148	$2,261,595
VF Corporation Q1 FY23 Form 10-Q 10

	Three Months Ended June 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$334,875	$546,025	$226,871	$—	$1,107,771
Direct-to-consumer	279,658	751,235	42,812	—	1,073,705
Royalty	3,221	4,808	5,052	—	13,081
Total	$617,754	$1,302,068	$274,735	$—	$2,194,557

Geographic revenues
Americas	$311,139	$756,379	$234,400	$—	$1,301,918
Europe	218,555	307,216	14,196	—	539,967
Asia-Pacific	88,060	238,473	26,139	—	352,672
Total	$617,754	$1,302,068	$274,735	$—	$2,194,557
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
On June 28, 2021, VF completed the sale of the Occupational Workwear business. The Company has received proceeds of $616.9 million, net of cash sold, resulting in an estimated after-tax gain on sale of $146.0 million, of which $145.6 million was included in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the three months ended June 2021, and is subject to adjustment for certain income tax matters.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations were income of $170.3 million (including an estimated after-tax gain on sale of $145.6 million) for the three months ended June 2021.
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
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Occupational Workwear business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended June

(In thousands)	2022	2021
Net revenues	$—	$181,424
Cost of goods sold	—	117,193
Selling, general and administrative expenses	—	38,735
Interest income, net	—	194
Other income (expense), net	—	6
Income from discontinued operations before income taxes	—	25,696
Gain on the sale of discontinued operations before income taxes	—	133,571
Total income from discontinued operations before income taxes	—	159,267
Income tax benefit (a)	—	(11,006)
Income from discontinued operations, net of tax	$—	$170,273
(a)Income tax benefit for the three months ended June 2021 includes $12.0 million of deferred tax benefit related to capital and other losses realized upon the sale of the Occupational Workwear business.
11 VF Corporation Q1 FY23 Form 10-Q

NOTE 5 — INVENTORIES

(In thousands)	June 2022	March 2022	June 2021
Finished products	$2,277,145	$1,353,483	$1,139,926
Work-in-process	49,002	50,774	53,202
Raw materials	15,248	14,416	23,690
Total inventories	$2,341,395	$1,418,673	$1,216,818
During the three months ended June 2022, the Company modified terms with the majority of its suppliers to take ownership of inventory near point of shipment rather than destination. Finished products included $621.5 million, $67.7 million and $73.4 million of in-transit inventory as of June 2022, March 2022 and June 2021, respectively.
NOTE 6 — INTANGIBLE ASSETS

			June 2022			March 2022
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$258,824	$160,669	$98,155	$103,703
Indefinite-lived intangible assets:
Trademarks and trade names					2,885,981	2,896,648
Intangible assets, net					$2,984,136	$3,000,351
Amortization expense for the three months ended June 2022 was $3.6 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2023 is $14.4 million, $13.9 million, $13.4 million, $12.4 million and $11.9 million, respectively.
NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2022	$660,786	$1,619,121	$113,900	$2,393,807
Currency translation	(9,397)	(23,955)	(907)	(34,259)
Balance, June 2022	$651,389	$1,595,166	$112,993	$2,359,548
Accumulated impairment charges for the Outdoor segment were $323.2 million as of June 2022 and March 2022. No impairment charges were recorded during the three months ended June 2022.
NOTE 8 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and impairment. Components of lease cost were as follows:

	Three Months Ended June

(In thousands)	2022	2021
Operating lease cost	$101,705	$113,500
Other lease cost	33,165	27,939
Total lease cost	$134,870	$141,439

During the three months ended June 2022 and 2021, the Company paid $102.3 million and $119.4 million of cash for operating leases, respectively. During the three months ended June 2022 and 2021, the Company obtained $105.9 million and $52.3 million of right-of-use assets in exchange for lease liabilities, respectively.
VF Corporation Q1 FY23 Form 10-Q 12

NOTE 9 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended June

(In thousands)	2022	2021
Service cost – benefits earned during the period	$2,646	$3,613
Interest cost on projected benefit obligations	12,631	9,475
Expected return on plan assets	(18,860)	(19,385)
Settlement charges	91,761	948
Amortization of deferred amounts:
Net deferred actuarial losses	3,721	2,840
Deferred prior service credits	(112)	(118)
Net periodic pension cost (income)	$91,787	$(2,627)
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
VF contributed $2.5 million to its defined benefit plans during the three months ended June 2022, and intends to make approximately $19.1 million of contributions during the remainder of Fiscal 2023.
During the three months ended June 2022, VF entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract relating to approximately $330 million of the U.S. qualified defined benefit pension plan obligations. The transaction closed on June 30, 2022 and was funded entirely by existing assets of the plan. Under the group annuity contract, Prudential assumed responsibility for benefit payments and annuity administration for approximately 17,700 retirees and beneficiaries. The transaction will not change the amount or timing of monthly retirement benefit payments. VF recorded a $91.8 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations during the three months ended June 2022 to recognize the related deferred actuarial losses in accumulated other comprehensive income (“OCI”). Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate. The discount rate used to determine the pension obligation as of June 2022 was 4.93%.
Additionally, VF recorded a $0.9 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations for the three months ended June 2021. The settlement charge related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan.
NOTE 10 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
During the three months ended June 2022, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of June 2022, March 2022 or June 2021. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
13 VF Corporation Q1 FY23 Form 10-Q

Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and specified components of OCI, which relate to changes in assets and liabilities that are not included in net income (loss) under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income (loss) is presented in the Consolidated Statements of Comprehensive Income (Loss). The deferred components of OCI are reported, net of related income taxes, in accumulated OCI in stockholders’ equity, as follows:

(In thousands)	June 2022	March 2022	June 2021
Foreign currency translation and other	$(833,166)	$(751,632)	$(663,120)
Defined benefit pension plans	(174,139)	(230,290)	(257,431)
Derivative financial instruments	132,429	55,343	(45,335)
Accumulated other comprehensive income (loss)	$(874,876)	$(926,579)	$(965,886)
The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended June 2022
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2022	$(751,632)	$(230,290)	$55,343	$(926,579)
Other comprehensive income (loss) before reclassifications	(81,534)	(14,484)	84,055	(11,963)
Amounts reclassified from accumulated other comprehensive income (loss)	—	70,635	(6,969)	63,666
Net other comprehensive income (loss)	(81,534)	56,151	77,086	51,703
Balance, June 2022	$(833,166)	$(174,139)	$132,429	$(874,876)

	Three Months Ended June 2021
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2021	$(700,173)	$(257,747)	$(51,080)	$(1,009,000)
Other comprehensive income (loss) before reclassifications	37,053	(2,411)	(4,371)	30,271
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,727	10,116	12,843
Net other comprehensive income (loss)	37,053	316	5,745	43,114
Balance, June 2021	$(663,120)	$(257,431)	$(45,335)	$(965,886)
VF Corporation Q1 FY23 Form 10-Q 14

Reclassifications out of accumulated OCI were as follows:

(In thousands)		Three Months Ended June
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations

		2022	2021
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(3,721)	$(2,840)
Deferred prior service credits	Other income (expense), net	112	118
Pension settlement charges	Other income (expense), net	(91,761)	(948)
Total before tax		(95,370)	(3,670)
Tax benefit		24,735	943
Net of tax		(70,635)	(2,727)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(4,750)	(1,798)
Foreign exchange contracts	Cost of goods sold	5,924	(6,169)
Foreign exchange contracts	Selling, general and administrative expenses	1,609	(917)
Foreign exchange contracts	Other income (expense), net	5,432	(1,702)
Interest rate contracts	Interest expense	27	27
Total before tax		8,242	(10,559)
Tax (expense) benefit		(1,273)	443
Net of tax		6,969	(10,116)
Total reclassifications for the period, net of tax		$(63,666)	$(12,843)
NOTE 11 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the three months ended June 2022, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 2,360,068 shares of its Common Stock at an exercise price of $45.34 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Three Months Ended June 2022
Expected volatility	30% to 41%
Weighted average expected volatility	38%
Expected term (in years)	6.0 to 7.7
Weighted average dividend yield	2.9%
Risk-free interest rate	1.53% to 2.76%
Weighted average fair value at date of grant	$13.52

During the three months ended June 2022, VF granted 340,571 performance-based restricted stock units ("RSUs") to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The fair market value of VF Common Stock at the date the units were granted was $45.34 per share. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The financial targets include 50% weighting based on VF's revenue growth and 50% weighting based on VF's gross margin performance over the three-year period compared to financial targets. Additionally, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's total shareholder return ("TSR") over the three-year period compares to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $3.46 per share.
15 VF Corporation Q1 FY23 Form 10-Q

During the three months ended June 2022, VF granted 19,860 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $45.34 per share.
In addition, VF granted 589,208 nonperformance-based RSUs to employees during the three months ended June 2022. These units generally vest over periods of up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $45.34 per share.
NOTE 12 — INCOME TAXES

The effective income tax rate for the three months ended June 2022 was 10.6% compared to 14.1% in the 2021 period. The three months ended June 2022 included a net discrete tax expense of $0.8 million, which included a $1.6 million net tax expense related to unrecognized tax benefits and interest and a $0.8 million net tax benefit related to withholding taxes on prior foreign earnings. Excluding the $0.8 million net discrete tax expense in the 2022 period, the effective income tax rate would have been 12.0%. The three months ended June 2021 included a net discrete tax benefit of $2.3 million, which included a $1.2 million net tax expense related to unrecognized tax benefits and interest, a $1.1 million tax benefit related to stock compensation and a $2.4 million net tax benefit related to tax rate change on deferred tax items. Excluding the $2.3 million net discrete tax benefit in the 2021 period, the effective income tax rate would have been 15.3%. Without discrete items, the effective income tax rate for the three months ended June 2022 decreased by 3.3% compared with the 2021 period primarily due to year-to-date losses generated in the current quarter.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue Service ("IRS") examinations for tax years through 2015 have been effectively settled.
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and intends to appeal. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. No impact of the Court opinion has been recorded in the consolidated financial statements based on our assessment of the position under the more-likely-than-not standard of the accounting literature. Refer to Note 18 for additional details on this matter.
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
During the three months ended June 2022, the amount of net unrecognized tax benefits and associated interest increased by $1.9 million to $279.6 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $257.1 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $12.5 million would reduce income tax expense.
NOTE 13 — REPORTABLE SEGMENT INFORMATION
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
VF Corporation Q1 FY23 Form 10-Q 16

Financial information for VF's reportable segments is as follows:

	Three Months Ended June

(In thousands)	2022	2021
Segment revenues:
Outdoor	$768,624	$617,754
Active	1,253,945	1,302,068
Work	238,878	274,735
Other	148	—
Total segment revenues	$2,261,595	$2,194,557
Segment profit (loss):
Outdoor	$(46,851)	$(71,747)
Active	214,031	270,862
Work	35,002	41,004
Other	(225)	(282)
Total segment profit	201,957	239,837
Corporate and other expenses	(233,309)	(27,912)
Interest expense, net	(31,262)	(32,775)
Income (loss) from continuing operations before income taxes	$(62,614)	$179,150
NOTE 14 — EARNINGS PER SHARE

	Three Months Ended June

(In thousands, except per share amounts)	2022	2021
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$(55,960)	$153,972
Weighted average common shares outstanding	387,563	391,351
Earnings (loss) per share from continuing operations	$(0.14)	$0.39
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$(55,960)	$153,972
Weighted average common shares outstanding	387,563	391,351
Incremental shares from stock options and other dilutive securities	—	2,777
Adjusted weighted average common shares outstanding	387,563	394,128
Earnings (loss) per share from continuing operations	$(0.14)	$0.39
In the three-month period ended June 2022, the dilutive impact of outstanding options and other securities was excluded from dilutive shares as a result of the Company's net loss for the period and, as such, their inclusion would have been anti-dilutive. Outstanding options to purchase approximately 2.9 million shares were excluded from the calculation of diluted earnings per share for the three-month period ended June 2021 because the effect of their inclusion would have been anti-dilutive.
In addition, 0.6 million shares of performance-based RSUs were excluded from the calculation of diluted earnings per share for the three-month period ended June 2021 because these units were not considered to be contingent outstanding shares in the period.
NOTE 15 — FAIR VALUE MEASUREMENTS

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
17 VF Corporation Q1 FY23 Form 10-Q

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
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
June 2022
Financial assets:
Cash equivalents:
Money market funds	$50,619	$50,619	$—	$—
Time deposits	27,009	27,009	—	—
Derivative financial instruments	156,458	—	156,458	—
Deferred compensation	106,658	106,658	—	—
Financial liabilities:
Derivative financial instruments	23,770	—	23,770	—
Deferred compensation	109,832	—	109,832	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2022
Financial assets:
Cash equivalents:
Money market funds	$324,868	$324,868	$—	$—
Time deposits	1,100	1,100	—	—
Derivative financial instruments	79,046	—	79,046	—
Deferred compensation	125,323	125,323	—	—
Financial liabilities:
Derivative financial instruments	27,723	—	27,723	—
Deferred compensation	129,078	—	129,078	—
Contingent consideration	56,976	—	—	56,976
(a)There were no transfers among the levels within the fair value hierarchy during the three months ended June 2022 or the year ended March 2022.
The following table presents the activity related to the contingent consideration liability designated as Level 3:

	Three Months Ended June

(In thousands)	2022	2021
Beginning Balance	$56,976	$207,000
Change in fair value	—	(73,000)
Cash payout	(56,976)	—
Ending Balance	$—	$134,000

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
The contingent consideration liability represented the amount of additional cash consideration paid to the selling shareholders of Supreme Holdings, Inc. ("Supreme"), which was dependent upon the achievement of certain financial targets over the one-year earn-out period ended January 31, 2022. The estimated fair value of the contingent consideration liability, which could range from zero to $300.0 million, was $57.0 million as of March 2022
VF Corporation Q1 FY23 Form 10-Q 18

and $134.0 million as of June 2021. During Fiscal 2022, the contingent consideration liability was remeasured at fair value based on the probability-weighted present value of various future cash payment outcomes resulting from the estimated achievement levels of the financial targets, with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. The contingent consideration was paid during the three months ended June 2022.
All other financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value.
These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2022 and March 2022, their carrying values approximated fair value. Additionally, at June 2022 and March 2022, the carrying values of VF’s long-term debt, including the current portion, were $4,469.5 million and $5,085.3 million, respectively, compared with fair values of $4,208.3 million and $5,042.5 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
NOTE 16 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $3.3 billion at June 2022, $2.9 billion at March 2022 and $2.7 billion at June 2021, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, South Korean won, Mexican peso, Swedish krona, Polish zloty, Japanese yen and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	June 2022	March 2022	June 2021	June 2022	March 2022	June 2021
Foreign currency exchange contracts designated as hedging instruments	$154,231	$79,046	$13,580	$(22,612)	$(27,678)	$(64,616)
Foreign currency exchange contracts not designated as hedging instruments	2,227	—	258	(1,158)	(45)	(1,109)
Total derivatives	$156,458	$79,046	$13,838	$(23,770)	$(27,723)	$(65,725)
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

	June 2022		March 2022		June 2021

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$156,458	$(23,770)	$79,046	$(27,723)	$13,838	$(65,725)
Gross amounts not offset in the Consolidated Balance Sheets	(23,018)	23,018	(18,721)	18,721	(13,825)	13,825
Net amounts	$133,440	$(752)	$60,325	$(9,002)	$13	$(51,900)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	June 2022	March 2022	June 2021
Other current assets	$133,859	$71,910	$6,746
Accrued liabilities	(20,549)	(24,267)	(61,391)
Other assets	22,599	7,136	7,092
Other liabilities	(3,221)	(3,456)	(4,334)
19 VF Corporation Q1 FY23 Form 10-Q

Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, inventory purchases, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended June

Cash Flow Hedging Relationships	2022	2021
Foreign currency exchange	$99,430	$(4,563)

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income (Loss) Three Months Ended June

Location of Gain (Loss)	2022	2021
Net revenues	$(4,750)	$(1,798)
Cost of goods sold	5,924	(6,169)
Selling, general and administrative expenses	1,609	(917)
Other income (expense), net	5,432	(1,702)
Interest expense	27	27
Total	$8,242	$(10,559)

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
The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three months ended June 2022 and June 2021.
Other Derivative Information
At June 2022, accumulated OCI included $108.9 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represent €1.850 billion in aggregate principal, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three-month periods ended June 2022 and June 2021, the Company recognized an after-tax gain of $87.7 million and an after-tax loss of $11.5 million, respectively, in OCI related to the net investment hedge transaction. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
NOTE 17 — RESTRUCTURING
The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three months ended June 2022, VF recognized $6.1 million of restructuring charges, related to approved initiatives. Of the restructuring charges recognized in the three months ended June 2022, $4.7 million were reflected in selling, general and administrative expenses and $1.4 million in cost of goods sold. The Company has not recognized any significant incremental costs related to accruals for the year ended March 2022 or prior periods.
Of the $21.2 million total restructuring accrual at June 2022, $20.5 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $0.7 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
VF Corporation Q1 FY23 Form 10-Q 20

The components of the restructuring charges are as follows:

	Three Months Ended June

(In thousands)	2022	2021
Severance and employee-related benefits	$2,094	$2,874
Accelerated depreciation	3,668	1,431
Contract termination and other	344	—
Total restructuring charges	$6,106	$4,305
Restructuring costs by business segment are as follows:

	Three Months Ended June

(In thousands)	2022	2021
Outdoor	$—	$2,223
Active	—	732
Work	—	—
Other	6,106	1,350
Total	$6,106	$4,305
The activity in the restructuring accrual for the three-month period ended June 2022 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2022	$25,640	$1,211	$26,851
Charges	2,094	344	2,438
Cash payments and settlements	(7,773)	(84)	(7,857)
Adjustments to accruals	(150)	62	(88)
Impact of foreign currency	(93)	(45)	(138)
Accrual at June 2022	$19,718	$1,488	$21,206
NOTE 18 — CONTINGENCIES

As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and intends to appeal; however, VF will be required to pay the 2011 taxes and interest being disputed or post a surety bond. It is anticipated that during Fiscal 2023, the IRS will assess, and VF will pay, the 2011 taxes and interest, which would be recorded as a tax receivable based on the technical merits of our position with regards to the case. The gross amount of taxes and interest as of July 2, 2022 was estimated at approximately $857.5 million and will continue to accrue interest until paid. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this tax receivable may not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense estimated as of July 2, 2022 could be up to $715.0 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of which is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 19 — SUBSEQUENT EVENT

On July 26, 2022, VF’s Board of Directors declared a quarterly cash dividend of $0.50 per share, payable on September 20, 2022 to stockholders of record on September 12, 2022.
21 VF Corporation Q1 FY23 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 3, 2022 through April 1, 2023 ("Fiscal 2023"). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2023. For presentation purposes herein, all references to periods ended June 2022 and June 2021 relate to the fiscal periods ended on July 2, 2022 and July 3, 2021, respectively. References to March 2022 relate to information as of April 2, 2022.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers.
References to the three months ended June 2022 foreign currency amounts below reflect the changes in foreign exchange rates from the three months ended June 2021 and their impact on translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
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

RECENT DEVELOPMENTS

Russia-Ukraine Conflict
In response to the ongoing conflict in Ukraine, all VF-operated retail locations within Russia are currently closed and commercial shipments to both Russia and Ukraine are suspended. Revenues in Russia and Ukraine represented less than 1% of VF's total Fiscal 2022 revenue. While we are not able to determine the ultimate length and severity of the conflict, we currently do not expect significant disruption to our business. For additional information, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Fiscal 2022 Form 10-K.

Impact of COVID-19
The coronavirus ("COVID-19") pandemic significantly impacted global economic conditions, as well as VF's business operations and financial performance during Fiscal 2022 and continues to impact Fiscal 2023.
VF-operated retail stores across the globe have been impacted during the first quarter of Fiscal 2023 and Fiscal 2022 due to COVID-19, including temporary closures for varying periods of time in certain regions, most notably in Asia-Pacific. VF is continuing to monitor the COVID-19 outbreak globally and will comply with guidance from government entities and public health authorities to prioritize the health and well-being of its employees, customers, trade partners and consumers. As COVID-19 uncertainty continues, retail store reclosures may occur.
COVID-19 has also impacted some of VF's suppliers, including raw material suppliers, third-party manufacturers, logistics providers and other vendors. At this time, the majority of VF's supply chain is operational. Suppliers are complying with local health advisories and governmental restrictions which has resulted in product delays. The resurgence of COVID-19 lockdowns in key sourcing countries resulted in additional manufacturing capacity constraints during Fiscal 2022 and the first quarter of Fiscal 2023; however, the situation has improved over time. VF has worked with its suppliers to minimize disruption and employed expedited freight as needed. VF's distribution centers are operational in accordance with local government guidelines while maintaining enhanced health and safety protocols.
The COVID-19 pandemic is ongoing and dynamic in nature, and has driven global uncertainty and disruption. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect ongoing disruption to our business.
For additional information, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Fiscal 2022 Form 10-K.

VF Corporation Q1 FY23 Form 10-Q 22

HIGHLIGHTS OF THE FIRST QUARTER OF FISCAL 2023

•Revenues were up 3% to $2.3 billion compared to the three months ended June 2021, including a 4% unfavorable impact from foreign currency.
•Active segment revenues decreased 4% to $1.3 billion compared to the three months ended June 2021, including a 4% unfavorable impact from foreign currency.
•Outdoor segment revenues increased 24% to $768.6 million compared to the three months ended June 2021, including a 7% unfavorable impact from foreign currency.
•Work segment revenues decreased 13% to $238.9 million compared to the three months ended June 2021, including a 2% unfavorable impact from foreign currency.
•Direct-to-consumer revenues were down 7% over the 2021 period, including a 4% unfavorable impact from foreign currency. E-commerce revenues decreased 18% in the current period, including a 4% unfavorable impact from foreign currency. Direct-to-consumer revenues accounted for 44% of VF's net revenues for the three months ended June 2022.
•International revenues decreased 1% compared to the three months ended June 2021, including a 10% unfavorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues decreased 33%, including a 3% unfavorable impact from foreign currency. International revenues represented 44% of VF's net revenues for the three months ended June 2022.
•Gross margin decreased 260 basis points to 53.9% compared to the three months ended June 2021, primarily driven by unfavorable mix and higher freight costs, partially offset by price increases.
•Earnings (loss) per share was $(0.14) compared to $0.39 in the 2021 period. The decrease was primarily driven by a pension settlement charge and lower profitability in the Active segment in the three months ended June 2022, and a decrease in the estimated fair value of the contingent consideration liability associated with the Supreme Holdings, Inc. ("Supreme") acquisition in the three months ended June 2021.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three months ended June 2022 from the comparable period in 2021:

(In millions)	Three Months Ended June
Net revenues — 2021	$2,194.6
Organic	162.8
Impact of foreign currency	(95.8)
Net revenues — 2022	$2,261.6

VF reported a 3% increase in revenues for the three months ended June 2022, compared to the 2021 period. The revenue increase was primarily driven by global growth in the Outdoor segment. The increase in the three months ended June 2022 was partially offset by declines in the Asia-Pacific region and an overall 4% unfavorable impact from foreign currency. The Asia-Pacific region has been negatively impacted by COVID-19 resurgence, which has caused disruption and consumption pressure in the region, particularly in Mainland China.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended June

	2022	2021
Gross margin (net revenues less cost of goods sold)	53.9%	56.5%
Selling, general and administrative expenses	51.1	47.3
Operating margin	2.8%	9.2%

Gross margin decreased 260 basis points in the three months ended June 2022, compared to the 2021 period. The decrease was primarily driven by unfavorable mix as wholesale and Outdoor segment revenues, which generally have lower margins, represented a larger portion of VF consolidated revenues in the three months ended June 2022. The decrease was also attributed to higher freight costs, partially offset by price increases.
Selling, general and administrative expenses as a percentage of total revenues increased 380 basis points during the three months ended June 2022 compared to the 2021 period. Selling, general and administrative expenses increased $119.1 million in
23 VF Corporation Q1 FY23 Form 10-Q

the three months ended June 2022, compared to the 2021 period, primarily due to a $73.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition, which was recognized in the selling, general and administrative expense line item in the three months ended June 2021. The increase was also due to higher distribution spending and increased technology spending in the three months ended June 2022.
Net interest expense decreased $1.5 million during the three months ended June 2022, compared to the 2021 period. The decrease in net interest expense in the three months ended June 2022 was primarily due to the repayment of the $1.0 billion in aggregate principal of the 2.050% Senior Notes due April 2022, partially offset by higher short-term borrowings in the three months ended June 2022. Total outstanding debt averaged $5.4 billion in the three months ended June 2022 and $5.8 billion in the three months ended June 2021, with a weighted average interest rate of 2.1% for both periods.
Other income (expense), net decreased $103.8 million during the three months ended June 2022, compared to the 2021 period. The decrease in the three months ended June 2022 was primarily due to a $91.8 million pension settlement charge recorded in the three months ended June 2022, which resulted from the purchase of a group annuity contract and transfer of a portion of the assets and liabilities associated with the U.S. qualified defined pension plan to an insurance company.
The effective income tax rate for the three months ended June 2022 was 10.6% compared to 14.1% in the 2021 period. The three months ended June 2022 included a net discrete tax expense of $0.8 million, which included a $1.6 million net tax expense related to unrecognized tax benefits and interest and a $0.8 million net tax benefit related to withholding taxes on prior foreign earnings. Excluding the $0.8 million net discrete tax expense in the 2022 period, the effective income tax rate would have been 12.0%. The three months ended June 2021 included a net discrete tax benefit of $2.3 million, which included a $1.2 million net tax expense related to unrecognized tax benefits and interest, a $1.1 million tax benefit related to stock compensation and a $2.4 million net tax benefit related to tax rate change on deferred tax items. Excluding the $2.3 million net discrete tax benefit in the 2021 period, the effective income tax rate would have been 15.3%. Without discrete items, the effective income tax rate for the three months ended June 2022 decreased by 3.3% compared with the 2021 period primarily due to year-to-date losses generated in the current quarter.
As a result of the above, income (loss) from continuing operations in the three months ended June 2022 was $(56.0) million ($(0.14) per diluted share) compared to $154.0 million ($0.39 per diluted share) in the 2021 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. We have included an Other category in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Included in this Other category are results primarily related to the sale of non-VF products and sourcing activities related to transition services.
Refer to Note 13 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income (loss) before income taxes.
The following tables present a summary of the changes in segment revenues and profit in the three months ended June 2022 from the comparable period in 2021 and revenues by region for our Top 4 brands for the three months ended June 2022 and 2021:
Segment Revenues:

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2021	$617.8	$1,302.1	$274.7	$—	$2,194.6
Organic	190.0	3.9	(31.3)	0.2	162.8
Impact of foreign currency	(39.2)	(52.1)	(4.5)	—	(95.8)
Segment revenues — 2022	$768.6	$1,253.9	$238.9	$0.2	$2,261.6

Segment Profit (Loss):

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2021	$(71.7)	$270.9	$41.0	$(0.4)	$239.8
Organic	24.7	(44.9)	(5.4)	0.3	(25.3)
Impact of foreign currency	0.1	(12.0)	(0.6)	—	(12.5)
Segment profit (loss) — 2022	$(46.9)	$214.0	$35.0	$(0.1)	$202.0
VF Corporation Q1 FY23 Form 10-Q 24

Top Brand Revenues:
	Three Months Ended June 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$633.7	$257.4	$140.2	$131.1	$1,162.4
Europe	192.3	165.2	94.9	16.3	468.7
Asia-Pacific	120.9	58.5	34.4	22.9	236.7
Global	$946.8	$481.1	$269.5	$170.4	$1,867.8

	Three Months Ended June 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$613.9	$185.6	$146.6	$159.0	$1,105.1
Europe	211.9	128.8	74.8	14.2	429.7
Asia-Pacific	194.1	51.8	28.0	26.1	300.0
Global	$1,019.9	$366.2	$249.4	$199.3	$1,834.8
(a) The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.
The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended June

(Dollars in millions)	2022	2021	Percent Change
Segment revenues	$768.6	$617.8	24.4%
Segment profit (loss)	(46.9)	(71.7)	34.7%
Operating margin	(6.1)%	(11.6)%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Icebreaker® and Altra®.

Global revenues for Outdoor increased 24% in the three months ended June 2022 compared to 2021, including a 7% unfavorable impact from foreign currency. Revenues in the Americas region increased 27%. Revenues in the Europe region increased 26%, including a 15% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 12%, including a 5% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 31% in the three months ended June 2022, compared to the 2021 period. This includes a 6% unfavorable impact from foreign currency in the three months ended June 2022. The overall revenue growth reflects increases in all regions and channels during the three months ended June 2022. The overall growth was led by the Europe region, which increased 28% in the three months ended June 2022, including a 15% unfavorable impact from foreign currency, and growth in the Americas region, which increased 39% in the three months ended June 2022.
Global revenues for the Timberland® brand increased 16% in the three months ended June 2022, compared to the 2021 period, including an 8% unfavorable impact from foreign currency. The overall revenue growth reflects increases in all regions during the three months ended June 2022. The overall growth was led by the Europe region, which increased 27%, including a 16% unfavorable impact from foreign currency in the three months ended June 2022, and growth in the Asia-Pacific region, which increased 23% in the three months ended June 2022, including a 7% unfavorable impact from foreign currency.
Global direct-to-consumer revenues for Outdoor increased 5% in the three months ended June 2022, compared to the 2021 period, including a 5% unfavorable impact from foreign currency. The increase was primarily due to strength in The North Face® brand. Global wholesale revenues increased 41% in the three months ended June 2022, compared to the 2021 period, including a 7% unfavorable impact from foreign currency. The growth reflects increases across all regions and brands.
Operating margin increased in the three months ended June 2022 compared to the 2021 period primarily due to leverage of operating expenses on increased revenues and price increases. The increase was partially offset by unfavorable channel mix and higher freight costs.

25 VF Corporation Q1 FY23 Form 10-Q

Active

	Three Months Ended June

(Dollars in millions)	2022	2021	Percent Change
Segment revenues	$1,253.9	$1,302.1	(3.7)%
Segment profit	214.0	270.9	(21.0)%
Operating margin	17.1%	20.8%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Global revenues for Active decreased 4% in the three months ended June 2022 compared to the 2021 period, including a 4% unfavorable impact from foreign currency. Revenues in the Americas region increased 5%. Revenues in the Europe region decreased 1%, driven by a 12% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 33%, including a 5% unfavorable impact from foreign currency and a 53% decrease in Greater China (including a 1% unfavorable impact from foreign currency) primarily due to the negative impact of COVID-19 resurgence in Mainland China.
Vans® brand global revenues decreased 7% in the three months ended June 2022, compared to the 2021 period. This includes a 3% unfavorable impact from foreign currency in the three months ended June 2022. The overall decline in the three months ended June 2022 was driven by a 38% decrease in the Asia-Pacific region, including a 3% unfavorable impact from foreign currency, primarily due to the negative impact of COVID-19 resurgence in Mainland China. Revenues in the Europe region decreased 9%, including a 11% unfavorable impact from foreign currency in the three months ended June 2022. The overall decrease in the three months ended June 2022 was partially offset by an increase of 3% in the Americas region.
Global direct-to-consumer revenues for Active decreased 11% in the three months ended June 2022, compared to the 2021 period, including a 3% unfavorable impact from foreign currency. The decrease was primarily due to the Asia-Pacific region, which decreased 28%, including a 7% unfavorable impact from foreign currency in the three months ended June 2022. The Asia-Pacific region was negatively impacted by COVID-19 resurgence in Mainland China. Global wholesale revenues increased 7% in the three months ended June 2022, and included a 5% unfavorable impact from foreign currency. The increase in the three months ended June 2022 was primarily due to a 29% increase in the Americas region, partially offset by a 41% decrease in the Asia-Pacific region, including a 3% unfavorable impact from foreign currency.
Operating margin decreased in the three months ended June 2022 compared to the 2021 period, reflecting unfavorable channel mix, higher freight costs and lower leverage of operating expenses due to decreased revenues, partially offset by price increases.
Work

	Three Months Ended June

(Dollars in millions)	2022	2021	Percent Change
Segment revenues	$238.9	$274.7	(13.1)%
Segment profit	35.0	41.0	(14.6)%
Operating margin	14.7%	14.9%
The Work segment includes the following brands: Dickies® and Timberland PRO®.
Global Work revenues decreased 13% in the three months ended June 2022 compared to the 2021 period, including a 2% unfavorable impact from foreign currency. The decrease in revenues during the period was attributed to declines in both the Dickies® and Timberland PRO® brands. Revenues in the Americas region decreased 15%. Revenues in the Europe region increased 15%, including a 15% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 12%, including a 6% unfavorable impact from foreign currency, driven by declines in Mainland China primarily due to the negative impact of COVID-19 resurgence.
Dickies® brand global revenues decreased 15% in the three months ended June 2022, compared to the 2021 period, including a 2% unfavorable impact from foreign currency. The decline in the three months ended June 2022 was primarily driven by a decrease of 17% in the Americas region, reflecting a more conservative inventory posture by the brand's largest U.S. customer. The decline was also attributed to a decrease in the Asia-Pacific region of 12%, including a 6% unfavorable impact from foreign currency, partially offset by an increase of 15% in the Europe region, including a 15% unfavorable impact from foreign currency.
Operating margin decreased in the three months ended June 2022 compared to the 2021 period, reflecting lower leverage of operating expenses due to decreased revenues and higher freight costs. The decrease was partially offset by favorable channel mix and price increases.
VF Corporation Q1 FY23 Form 10-Q 26

Reconciliation of Segment Profit to Income (Loss) Before Income Taxes

There are two types of costs necessary to reconcile total segment profit, as discussed in the preceding paragraphs, to consolidated income (loss) from continuing operations before income taxes. These costs are (i) corporate and other expenses, discussed below, and (ii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section.

	Three Months Ended June

(Dollars in millions)	2022	2021	Percent Change
Corporate and other expenses	$233.3	$27.9	*
Interest expense, net	31.3	32.8	(4.6)%
*Calculation not meaningful
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The increase in the three months ended June 2022 was primarily attributed to a $91.8 million pension settlement charge in the three months ended June 2022 and a $73.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition in the three months ended June 2021. The increase was also due to higher information technology spending of $17.3 million, and other corporate costs.

International Operations

International revenues decreased 1% in the three months ended June 2022, compared to the 2021 period. Foreign currency had an unfavorable impact of 10% on international revenues in the three months ended June 2022. Revenues in Europe increased 10% in the three months ended June 2022, including a 14% unfavorable impact from foreign currency. In the Asia-Pacific region, revenues decreased 20% in the three months ended June 2022. Foreign currency had an unfavorable impact of 5% on
Asia-Pacific revenues in the three months ended June 2022. Revenues in Greater China decreased 33% in the three months ended June 2022, which was negatively impacted by COVID-19 resurgence in Mainland China, including a 3% unfavorable impact from foreign currency. International revenues were 44% and 45% of total revenues in the three-month periods ended June 2022 and 2021, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues decreased 7% in the three months ended June 2022, compared to the 2021 period, including a 4% unfavorable impact from foreign currency. The decline in direct-to-consumer revenues was primarily due to a decrease of 22% in the Asia-Pacific region, including a 6% unfavorable impact from foreign currency. The decline was also due to an 18% decrease in our e-commerce business in the three months ended June 2022, including a 4% unfavorable impact from foreign currency.
The overall decrease was partially offset by a 3% increase in revenues from VF-operated retail stores, including a 4% unfavorable impact from foreign currency. There were 1,297 VF-owned retail stores at June 2022 compared to 1,364 at June 2021. Direct-to-consumer revenues were 44% and 49% of total revenues in the three-month periods ended June 2022 and 2021, respectively.

27 VF Corporation Q1 FY23 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at June 2022 compared to March 2022:

•Decrease in accounts receivable — primarily due to the seasonality of the business and timing of wholesale shipments.
•Increase in inventories — driven by increased in-transit inventory resulting from the modification of terms with the majority of our suppliers to take ownership of inventory near point of shipment rather than destination, and due to the seasonality of the business.
•Increase in short-term borrowings — primarily due to an increase in commercial paper borrowings to support working capital requirements.
•Decrease in the current portion of long-term debt — due to the repayment of $500.0 million of long-term notes due in April 2022.
•Increase in accounts payable — primarily due to the increase of in-transit inventory.
•Decrease in accrued liabilities — primarily due to lower accrued compensation, lower accrued income taxes and the payout of the contingent consideration liability associated with the Supreme acquisition.
The following discussion refers to significant changes in balances at June 2022 compared to June 2021:
•Increase in inventories — driven by increased in-transit inventory resulting from the modification of terms with the majority of our suppliers to take ownership of inventory near point of shipment rather than destination, and rebuild of inventory levels given supply chain disruption.
•Decrease in short-term investments — due to the sale of short-term investments.
•Increase in other current assets — primarily due to an increase in derivative assets.
•Increase in short-term borrowings — primarily due to an increase in commercial paper borrowings to support working capital requirements.
•Decrease in the current portion of long-term debt — due to the early redemption of $500.0 million in December 2021 and repayment of the remaining $500.0 million of long-term notes due in April 2022.
•Increase in accounts payable — primarily due to the increase of in-transit inventory.
•Decrease in other liabilities — primarily due to a decrease in the accrual for unrecognized tax benefits resulting from the reclassification to accrued liabilities and the payout of the contingent consideration liability associated with the Supreme acquisition.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	June	March	June
(Dollars in millions)	2022	2022	2021
Working capital	$1,147.7	$1,272.7	$1,492.7
Current ratio	1.3 to 1	1.4 to 1	1.5 to 1
Net debt to total capital	64.6%	61.0%	64.9%

The decrease in the current ratio at June 2022 compared to both March 2022 and June 2021 was primarily due to a net increase in current liabilities driven by higher short-term borrowings and accounts payable, partially offset by a net increase in current assets driven by higher inventories, for the periods compared as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at June 2022 compared to March 2022 was primarily driven by an increase in net debt to support working capital demands at June 2022 and a decrease in stockholders' equity.
The decrease in stockholders' equity was primarily driven by payments of dividends. The net debt to total capital ratio at June 2022 compared to June 2021 was relatively unchanged.
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
VF Corporation Q1 FY23 Form 10-Q 28

In summary, our cash flows from continuing operations were as follows:

	Three Months Ended June

(In thousands)	2022	2021
Cash provided (used) by operating activities	$(358,320)	$74,918
Cash provided (used) by investing activities	(69,519)	509,353
Cash used by financing activities	(261,221)	(174,447)

Cash Provided (Used) by Operating Activities
Cash flows related to operating activities are dependent on net income (loss), adjustments to net income (loss) and changes in working capital. The decrease in cash provided by operating activities in the three months ended June 2022 compared to June 2021 is primarily due to an increase in net cash used by working capital and lower earnings for the periods compared.
Cash Provided (Used) by Investing Activities
The decrease in cash provided by investing activities in the three months ended June 2022 was primarily due to $616.5 million of net proceeds from the sale of the Occupational Workwear business in the three months ended June 2021. Capital expenditures decreased $40.6 million and software purchases increased $5.9 million in the three months ended June 2022 compared to the 2021 period.
Cash Used by Financing Activities
The increase in cash used by financing activities during the three months ended June 2022 was primarily due to a $500.0 million payment of long-term debt, the $57.0 million payment of Supreme contingent consideration and a $22.7 million decrease in proceeds from the issuance of Common Stock in the three months ended June 2022, which were partially offset by a $494.9 million net increase in short-term borrowings for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the three months ended June 2022 or the three months ended June 2021 under the share repurchase program authorized by VF's Board of Directors.
As of the end of June 2022, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF will continue to evaluate its use of capital, giving first priority to investments in organic growth and business acquisitions, then to direct shareholder return in the form of dividends and share repurchases.
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
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash. As of June 2022, the covenant calculation includes cash and equivalents and excludes consolidated operating lease liabilities. As of June 2022, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were $820.8 million in commercial paper borrowings as of June 2022. Standby letters of credit issued as of June 2022 were $24.3 million, leaving approximately $1.4 billion available for borrowing against the Global Credit Facility at June 2022. Additionally, VF had $528.0 million of cash and equivalents at June 2022.
VF has $56.4 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $6.6 million at June 2022.
Maturity
On April 25, 2022, VF repaid the remaining $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022, in accordance with the terms of the notes.
Term Debt Facility
VF plans to raise additional capital through a term debt facility during Fiscal 2023 to ensure adequate liquidity to support general corporate purposes, including tax payments, working capital, capital expenditures and other transactions. The amount of the incremental borrowing, which could be up to approximately $1.0 billion, will take into consideration expected cash flows, access to commercial paper borrowings and availability under the Global Credit Facility.
Supply Chain Financing Program
During the three months ended June 2022, VF reinstated its voluntary supply chain finance ("SCF") program. The SCF program enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF
29 VF Corporation Q1 FY23 Form 10-Q

program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which VF receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. Amounts due to suppliers who voluntarily participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. VF has been informed by the participating financial institutions that amounts payable to them for suppliers who voluntarily participated in the SCF program and included in the accounts payable line item in VF's Consolidated Balance Sheet was $164.1 million at June 2022. The amount settled through the SCF program was $15.0 million during the three months ended June 2022.
During Fiscal 2023, VF plans to extend its payment terms with eligible suppliers under the SCF program. The extended payment terms are expected to have a positive impact on Fiscal 2023 cash flows from operating activities; however, the change is not expected to have a material impact on VF's long-term overall liquidity or capital resources.
Rating Agencies
VF’s credit agency ratings allow for access to additional liquidity at competitive rates. At the end of June 2022, VF’s long-term debt ratings were ‘A-’ by Standard & Poor’s ("S&P") Global Ratings and ‘Baa1’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively. In June 2022, S&P revised VF's credit rating outlook to 'negative' from 'stable'.
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
Dividends
The Company paid cash dividends of $0.50 per share during the three months ended June 2022, and the Company has declared a cash dividend of $0.50 per share that is payable in the second quarter of Fiscal 2023. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2022 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2022 that would require the use of funds. As of June 2022, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2022 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $1.1 billion at the end of June 2022 primarily due to changes in terms with suppliers that increased in-transit inventory.
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an Internal Revenue Service (“IRS”) dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and intends to appeal; however, VF will be required to pay the 2011 taxes and interest being disputed or post a surety bond. It is anticipated that during Fiscal 2023, the IRS will assess, and VF will pay, the 2011 taxes and interest, which would be recorded as a tax receivable based on the technical merits of our position with regards to the case. The gross amount of taxes and interest as of July 2, 2022 was estimated at approximately $857.5 million and will continue to accrue interest until paid. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, the tax receivable may not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense estimated as of July 2, 2022 could be up to $715.0 million.
There continues to be uncertainty about the duration and extent of the impact of COVID-19. However, management believes that VF has sufficient liquidity and flexibility to operate during and after the disruptions caused by the COVID-19 pandemic and related governmental actions and regulations and health authority advisories, and meet its current and long-term obligations as they become due.

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently issued accounting standards.

VF Corporation Q1 FY23 Form 10-Q 30

Critical Accounting Policies and Estimates
Management has chosen accounting policies it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Fiscal 2022 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2022 Form 10-K.
Except as disclosed in Note 1 to VF's consolidated financial statements, there have been no material changes in VF's accounting policies from those disclosed in our Fiscal 2022 Form 10-K.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus (COVID-19) global pandemic; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; intense competition from online retailers and other direct-to-consumer business risks; third-party manufacturing and product innovation; increasing pressure on margins; VF’s ability to implement its business strategy; VF’s ability to grow its international, direct-to-consumer and digital businesses; VF's ability to transform its model to be more consumer-minded, retail-centric and hyper-digital; retail industry changes and challenges; VF's ability to create and maintain an agile and efficient operating model and organizational structure; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; the risk that VF’s facilities and systems and those of our third-party service providers may be vulnerable to and unable to anticipate or detect data or information security breaches and data or financial loss; VF’s ability to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF's ability to recruit, develop or retain qualified employees; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions and integrate acquisitions; business resiliency in response to natural or man-made economic, political or environmental disruptions; changes in tax laws and additional tax liabilities, including for the timing of income inclusion associated with our acquisition of the Timberland® brand in 2011; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflict in Ukraine; changes to laws and regulations; adverse or unexpected weather conditions; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; climate change and increased focus on environmental, social and governance issues; and tax risks associated with the spin-off of our Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the Fiscal 2022 Form 10-K.
31 VF Corporation Q1 FY23 Form 10-Q

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
VF Corporation Q1 FY23 Form 10-Q 32

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
See Note 18 - Contingencies within Part I, Item 1 of this Form 10-Q for a discussion regarding pending material legal proceedings. Except as otherwise noted, there have been no material developments in such legal proceedings. For previously reported information about material legal proceedings, refer to Part I, "Item 3. Legal Proceedings,” of our Fiscal 2022 Form 10-K.
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

ITEM 1A — RISK FACTORS.
You should carefully consider the risk factors set forth under Part I, “Item 1A. Risk Factors” in the Fiscal 2022 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in the Fiscal 2022 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in the Fiscal 2022 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended July 2, 2022 under the share repurchase program authorized by VF’s Board of Directors in 2017.

First Quarter Fiscal 2023	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
April 3 - April 30, 2022	—	$—	—	$2,486,971,057
May 1 - May 28, 2022	—	—	—	2,486,971,057
May 29 - July 2, 2022	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for investments in organic growth and business acquisitions, VF’s Common Stock price and levels of stock option exercises.

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
33 VF Corporation Q1 FY23 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Matthew H. Puckett
Matthew H. Puckett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2022	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
VF Corporation Q1 FY23 Form 10-Q 34