Form 10-Q
period 2022-10-01
V F CORP
filed 2022-11-02
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 29, 2022, there were 388,566,085 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2022	March 2022	September 2021
ASSETS
Current assets
Cash and equivalents	$552,811	$1,275,943	$1,360,138
Accounts receivable, less allowance for doubtful accounts of: September 2022 - $27,515; March 2022 - $27,959; September 2021 - $33,822	1,834,598	1,467,842	1,787,331
Inventories	2,749,894	1,418,673	1,464,714
Other current assets	550,940	425,622	357,687
Total current assets	5,688,243	4,588,080	4,969,870
Property, plant and equipment, net	984,115	1,041,777	1,011,415
Intangible assets, net	2,776,022	3,000,351	3,018,242
Goodwill	2,102,700	2,393,807	2,415,767
Operating lease right-of-use assets	1,217,172	1,247,056	1,380,106
Other assets	1,015,890	1,071,137	1,093,687
TOTAL ASSETS	$13,784,142	$13,342,208	$13,889,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,692,745	$335,462	$10,173
Current portion of long-term debt	832,136	501,051	1,001,037
Accounts payable	1,022,408	562,992	534,365
Accrued liabilities	1,798,702	1,915,892	1,838,790
Total current liabilities	5,345,991	3,315,397	3,384,365
Long-term debt	3,526,101	4,584,261	4,682,751
Operating lease liabilities	1,022,451	1,023,759	1,146,944
Other liabilities	803,963	888,436	1,076,546
Total liabilities	10,698,506	9,811,853	10,290,606
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2022, March 2022 or September 2021	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2022 - 388,569,062; March 2022 - 388,298,375; September 2021 - 392,758,016	97,142	97,075	98,190
Additional paid-in capital	3,952,786	3,916,384	3,854,687
Accumulated other comprehensive income (loss)	(844,165)	(926,579)	(940,834)
Retained earnings (accumulated deficit)	(120,127)	443,475	586,438
Total stockholders’ equity	3,085,636	3,530,355	3,598,481
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,784,142	$13,342,208	$13,889,087

See notes to consolidated financial statements.

3 VF Corporation Q2 FY23 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2022	2021	2022	2021
Net revenues	$3,080,600	$3,198,235	$5,342,195	$5,392,792
Costs and operating expenses
Cost of goods sold	1,498,177	1,479,446	2,541,159	2,434,997
Selling, general and administrative expenses	1,251,320	1,160,303	2,406,571	2,196,425
Impairment of goodwill and intangible assets	421,922	—	421,922	—
Total costs and operating expenses	3,171,419	2,639,749	5,369,652	4,631,422
Operating income (loss)	(90,819)	558,486	(27,457)	761,370
Interest income	823	1,518	2,106	3,660
Interest expense	(34,726)	(35,888)	(67,271)	(70,805)
Other income (expense), net	(9,280)	7,549	(103,994)	16,590
Income (loss) from continuing operations before income taxes	(134,002)	531,665	(196,616)	710,815
Income tax expense (benefit)	(15,570)	67,612	(22,224)	92,790
Income (loss) from continuing operations	(118,432)	464,053	(174,392)	618,025
Income from discontinued operations, net of tax	—	—	—	170,273
Net income (loss)	$(118,432)	$464,053	$(174,392)	$788,298
Earnings (loss) per common share - basic
Continuing operations	$(0.31)	$1.18	$(0.45)	$1.58
Discontinued operations	—	—	—	0.43
Total earnings (loss) per common share - basic	$(0.31)	$1.18	$(0.45)	$2.01
Earnings (loss) per common share - diluted
Continuing operations	$(0.31)	$1.18	$(0.45)	$1.57
Discontinued operations	—	—	—	0.43
Total earnings (loss) per common share - diluted	$(0.31)	$1.18	$(0.45)	$2.00
Weighted average shares outstanding
Basic	387,688	391,779	387,625	391,565
Diluted	387,688	394,017	387,625	394,072

See notes to consolidated financial statements.
VF Corporation Q2 FY23 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands)	2022	2021	2022	2021
Net income (loss)	$(118,432)	$464,053	$(174,392)	$788,298
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(21,894)	(12,314)	(73,418)	20,857
Income tax effect	(28,786)	(11,686)	(58,796)	(7,804)
Defined benefit pension plans
Current period actuarial gains (losses)	5,426	(439)	(14,142)	(4,452)
Amortization of net deferred actuarial losses	3,953	2,871	7,674	5,711
Amortization of deferred prior service credits	(111)	(117)	(223)	(235)
Reclassification of net actuarial loss from settlement charges	1,141	76	92,902	1,024
Income tax effect	(2,815)	(595)	(22,466)	64
Derivative financial instruments
Gains arising during the period	102,685	34,361	202,115	29,798
Income tax effect	(16,356)	(5,978)	(31,731)	(5,786)
Reclassification of net (gains) losses realized	(14,906)	22,986	(23,148)	33,545
Income tax effect	2,374	(4,113)	3,647	(4,556)
Other comprehensive income (loss)	30,711	25,052	82,414	68,166
Comprehensive income (loss)	$(87,721)	$489,105	$(91,978)	$856,464

See notes to consolidated financial statements.
5 VF Corporation Q2 FY23 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(174,392)	$788,298
Income from discontinued operations, net of tax	—	170,273
Income (loss) from continuing operations, net of tax	(174,392)	618,025
Adjustments to reconcile net income (loss) to cash used by operating activities:
Impairment of goodwill and intangible assets	421,922	—
Depreciation and amortization	130,623	134,553
Reduction in the carrying amount of right-of-use assets	185,880	208,687
Stock-based compensation	37,474	44,283
Provision for doubtful accounts	1,004	3,345
Pension expense in excess of (less than) contributions	85,779	(12,312)
Other, net	(7,088)	(191,547)
Changes in operating assets and liabilities:
Accounts receivable	(461,904)	(502,675)
Inventories	(1,434,470)	(412,058)
Accounts payable	494,424	72,757
Income taxes	(193,671)	112,331
Accrued liabilities	138,510	233,369
Operating lease right-of-use assets and liabilities	(190,171)	(228,969)
Other assets and liabilities	52,123	(257,016)
Cash used by operating activities - continuing operations	(913,957)	(177,227)
Cash provided by operating activities - discontinued operations	—	6,090
Cash used by operating activities	(913,957)	(171,137)
INVESTING ACTIVITIES
Business acquisitions, net of cash received	—	3,760
Proceeds from sale of businesses, net of cash sold	—	616,529
Proceeds from sale of short-term investments	—	598,806
Capital expenditures	(89,958)	(144,582)
Software purchases	(47,858)	(42,119)
Other, net	6,112	20,491
Cash provided (used) by investing activities - continuing operations	(131,704)	1,052,885
Cash used by investing activities - discontinued operations	—	(525)
Cash provided (used) by investing activities	(131,704)	1,052,360
FINANCING ACTIVITIES
Contingent consideration payment	(56,976)	—
Net increase (decrease) in short-term borrowings	1,357,284	(889)
Payments on long-term debt	(500,522)	(508)
Payment of debt issuance costs	(807)	—
Cash dividends paid	(388,284)	(384,427)
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	(1,931)	25,971
Cash provided (used) by financing activities	408,764	(359,853)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(85,888)	(10,958)
Net change in cash, cash equivalents and restricted cash	(722,785)	510,412
Cash, cash equivalents and restricted cash – beginning of year	1,277,082	851,205
Cash, cash equivalents and restricted cash – end of period	$554,297	$1,361,617
Continued on next page.

See notes to consolidated financial statements

VF Corporation Q2 FY23 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2022	2021
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$552,811	$1,360,138
Other current assets	1,360	1,421
Other assets	126	58
Total cash, cash equivalents and restricted cash	$554,297	$1,361,617

See notes to consolidated financial statements.
7 VF Corporation Q2 FY23 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 2022
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2022	388,490,713	$97,123	$3,941,440	$(874,876)	$188,806	$3,352,493
Net income (loss)	—	—	—	—	(118,432)	(118,432)
Dividends on Common Stock ($0.50 per share)	—	—	(5,343)	—	(188,806)	(194,149)
Stock-based compensation, net	78,349	19	16,689	—	(1,695)	15,013
Foreign currency translation and other	—	—	—	(50,680)	—	(50,680)
Defined benefit pension plans	—	—	—	7,594	—	7,594
Derivative financial instruments	—	—	—	73,797	—	73,797
Balance, September 2022	388,569,062	$97,142	$3,952,786	$(844,165)	$(120,127)	$3,085,636

	Three Months Ended September 2021
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2021	392,621,561	$98,155	$3,824,656	$(965,886)	$317,105	$3,274,030
Net income (loss)	—	—	—	—	464,053	464,053
Dividends on Common Stock ($0.49 per share)	—	—	—	—	(192,296)	(192,296)
Stock-based compensation, net	136,455	35	30,031	—	(2,424)	27,642
Foreign currency translation and other	—	—	—	(24,000)	—	(24,000)
Defined benefit pension plans	—	—	—	1,796	—	1,796
Derivative financial instruments	—	—	—	47,256	—	47,256
Balance, September 2021	392,758,016	$98,190	$3,854,687	$(940,834)	$586,438	$3,598,481

Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q2 FY23 Form 10-Q 8

	Six Months Ended September 2022
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2022	388,298,375	$97,075	$3,916,384	$(926,579)	$443,475	$3,530,355
Net income (loss)	—	—	—	—	(174,392)	(174,392)
Dividends on Common Stock ($1.00 per share)	—	—	(5,343)	—	(382,941)	(388,284)
Stock-based compensation, net	270,687	67	41,745	—	(6,269)	35,543
Foreign currency translation and other	—	—	—	(132,214)	—	(132,214)
Defined benefit pension plans	—	—	—	63,745	—	63,745
Derivative financial instruments	—	—	—	150,883	—	150,883
Balance, September 2022	388,569,062	$97,142	$3,952,786	$(844,165)	$(120,127)	$3,085,636

	Six Months Ended September 2021
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2021	391,941,477	$97,985	$3,777,645	$(1,009,000)	$189,534	$3,056,164
Net income (loss)	—	—	—	—	788,298	788,298
Dividends on Common Stock ($0.98 per share)	—	—	(2,597)	—	(381,830)	(384,427)
Stock-based compensation, net	816,539	205	79,639	—	(9,564)	70,280
Foreign currency translation and other	—	—	—	13,053	—	13,053
Defined benefit pension plans	—	—	—	2,112	—	2,112
Derivative financial instruments	—	—	—	53,001	—	53,001
Balance, September 2021	392,758,016	$98,190	$3,854,687	$(940,834)	$586,438	$3,598,481

See notes to consolidated financial statements.
9 VF Corporation Q2 FY23 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q2 FY23 Form 10-Q 10

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 3, 2022 through April 1, 2023 ("Fiscal 2023"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2023. For presentation purposes herein, all references to periods ended September 2022 and September 2021 relate to the fiscal periods ended on October 1, 2022 and October 2, 2021, respectively. References to March 2022 relate to information as of April 2, 2022.
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2022 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended September 2022 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2023. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended April 2, 2022 (“Fiscal 2022 Form 10-K”).
Use of Estimates
In preparing the interim consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the interim consolidated financial statements and accompanying notes. The duration and severity of the challenging macroeconomic environment, the coronavirus ("COVID-19") pandemic and the conflict between Russia and Ukraine, and the related impacts on VF's business are subject to uncertainty; however, the estimates and assumptions made by management are based on available information. Actual results may differ from those estimates.
Significant Accounting Policies
Supply Chain Financing Program
During the first quarter of Fiscal 2023, VF reinstated its voluntary supply chain finance ("SCF") program. The SCF program enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which VF receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. Amounts due to suppliers who voluntarily participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. VF has been informed by the participating financial institutions that amounts payable to them for suppliers who voluntarily participated in the SCF program and included in the accounts payable line item in VF's Consolidated Balance Sheet was $201.2 million at September 2022. The amounts settled through the SCF program during the three and six months ended September 2022 were $417.2 million and $432.2 million, respectively.
There have been no other changes to the Company's significant accounting policies described in Note 1 to the consolidated financial statements included in the Fiscal 2022 Form 10-K.
11 VF Corporation Q2 FY23 Form 10-Q

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
In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance", an update that requires annual disclosures about government assistance, including the types of assistance and the effect on the financial statements. The guidance is effective for VF in Fiscal 2023, but the Company does not expect the adoption of this guidance to have a material impact on VF's annual disclosures.
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires companies with supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of the financial statements to understand the nature of, activity in, and potential magnitude of the program. The guidance will be effective for VF in the first quarter of Fiscal 2024, except for certain quantitative disclosures that will be effective in Fiscal 2025. Early adoption is permitted. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	September 2022	March 2022	September 2021
Contract assets (a)	$2,772	$1,065	$1,773
Contract liabilities (b)	77,466	71,067	58,841
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.

For the three and six months ended September 2022, the Company recognized $96.2 million and $160.6 million, respectively, of revenue that was included in the contract liability balance during the period, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of September 2022, the Company expects to recognize $75.4 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of September 2022, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the three and six months ended September 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
VF Corporation Q2 FY23 Form 10-Q 12

Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended September 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,157,170	$541,031	$216,825	$—	$1,915,026
Direct-to-consumer	394,324	710,547	41,252	—	1,146,123
Royalty	3,834	8,532	7,085	—	19,451
Total	$1,555,328	$1,260,110	$265,162	$—	$3,080,600

Geographic revenues
Americas	$820,756	$724,882	$208,497	$—	$1,754,135
Europe	528,568	378,651	25,210	—	932,429
Asia-Pacific	206,004	156,577	31,455	—	394,036
Total	$1,555,328	$1,260,110	$265,162	$—	$3,080,600

	Three Months Ended September 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,132,068	$605,523	$252,016	$278	$1,989,885
Direct-to-consumer	371,109	780,826	40,140	—	1,192,075
Royalty	3,444	5,824	7,007	—	16,275
Total	$1,506,621	$1,392,173	$299,163	$278	$3,198,235

Geographic revenues
Americas	$787,797	$793,325	$225,682	$278	$1,807,082
Europe	536,522	410,670	25,420	—	972,612
Asia-Pacific	182,302	188,178	48,061	—	418,541
Total	$1,506,621	$1,392,173	$299,163	$278	$3,198,235

	Six Months Ended September 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,629,452	$1,123,191	$410,016	$148	$3,162,807
Direct-to-consumer	687,009	1,376,703	81,501	—	2,145,213
Royalty	7,491	14,161	12,523	—	34,175
Total	$2,323,952	$2,514,055	$504,040	$148	$5,342,195

Geographic revenues
Americas	$1,215,271	$1,515,611	$408,157	$148	$3,139,187
Europe	803,613	681,926	41,503	—	1,527,042
Asia-Pacific	305,068	316,518	54,380	—	675,966
Total	$2,323,952	$2,514,055	$504,040	$148	$5,342,195
13 VF Corporation Q2 FY23 Form 10-Q

	Six Months Ended September 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,466,943	$1,151,548	$478,887	$278	$3,097,656
Direct-to-consumer	650,767	1,532,061	82,952	—	2,265,780
Royalty	6,665	10,632	12,059	—	29,356
Total	$2,124,375	$2,694,241	$573,898	$278	$5,392,792

Geographic revenues
Americas	$1,098,936	$1,549,704	$460,082	$278	$3,109,000
Europe	755,077	717,886	39,616	—	1,512,579
Asia-Pacific	270,362	426,651	74,200	—	771,213
Total	$2,124,375	$2,694,241	$573,898	$278	$5,392,792
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
On June 28, 2021, VF completed the sale of the Occupational Workwear business. The Company has received proceeds of
$616.9 million, net of cash sold, resulting in an estimated after-tax gain on sale of $146.0 million, of which $145.6 million was included in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the six months ended September 2021, and is subject to adjustment for certain income tax matters.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations were income of $170.3 million (including an estimated after-tax gain on sale of $145.6 million) for the six months ended September 2021.
Under the terms of a transition services agreement, the Company will provide certain support services for periods generally between 12 and 24 months from the closing date of the transaction.
VF Corporation Q2 FY23 Form 10-Q 14

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Occupational Workwear business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Six Months Ended September

(In thousands)	2022	2021
Net revenues	$—	$181,424
Cost of goods sold	—	117,193
Selling, general and administrative expenses	—	38,735
Interest income, net	—	194
Other income (expense), net	—	6
Income from discontinued operations before income taxes	—	25,696
Gain on the sale of discontinued operations before income taxes	—	133,571
Total income from discontinued operations before income taxes	—	159,267
Income tax benefit (a)	—	(11,006)
Income from discontinued operations, net of tax (b)	$—	$170,273
(a)Income tax benefit for the six months ended September 2021 includes $12.0 million of deferred tax benefit related to capital and other losses realized upon the sale of the Occupational Workwear business.
(b)There was no activity during the three months ended September 2022 and 2021.
NOTE 5 — INVENTORIES

(In thousands)	September 2022	March 2022	September 2021
Finished products	$2,689,412	$1,353,483	$1,397,988
Work-in-process	46,584	50,774	50,473
Raw materials	13,898	14,416	16,253
Total inventories	$2,749,894	$1,418,673	$1,464,714
During the first quarter of Fiscal 2023, the Company modified terms with the majority of its suppliers to take ownership of inventory near point of shipment rather than destination. Finished products included $618.7 million, $67.7 million and $112.0 million of in-transit inventory as of September 2022, March 2022 and September 2021, respectively.
NOTE 6 — INTANGIBLE ASSETS

			September 2022			March 2022
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$252,896	$160,026	$92,870	$103,703
Indefinite-lived intangible assets:
Trademarks and trade names					2,683,152	2,896,648
Intangible assets, net					$2,776,022	$3,000,351
In the three months ended September 2022, VF performed an interim impairment analysis of the Supreme® indefinite-lived trademark intangible asset and recorded an impairment charge of $192.9 million to reduce the carrying value to fair value. Refer to Note 16 for additional information on fair value measurements.
Amortization expense for the three and six months ended September 2022 was $3.5 million and $7.1 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2023 is $14.1 million, $13.6 million, $13.1 million, $12.1 million and $11.6 million, respectively.
15 VF Corporation Q2 FY23 Form 10-Q

NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2022	$660,786	$1,619,121	$113,900	$2,393,807
Impairment charge	—	(229,044)	—	(229,044)
Currency translation	(17,261)	(43,060)	(1,742)	(62,063)
Balance, September 2022	$643,525	$1,347,017	$112,158	$2,102,700
During the three months ended September 2022, VF performed an interim impairment analysis of the Supreme reporting unit and recorded an impairment charge of $229.0 million. The Supreme reporting unit is part of the Active segment. Refer to Note 16 for additional information on fair value measurements.
Accumulated impairment charges for the Outdoor and Active segments were $323.3 million and $229.0 million as of September 2022, respectively, and $323.3 million for the Outdoor segment as of March 2022.
NOTE 8 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and impairment. Components of lease cost were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2022	2021	2022	2021
Operating lease cost	$101,427	$110,160	$203,132	$223,660
Other lease cost	34,011	22,491	67,176	50,430
Total lease cost	$135,438	$132,651	$270,308	$274,090

During the six months ended September 2022 and 2021, the Company paid $204.5 million and $241.8 million of cash for operating leases, respectively. During the six months ended September 2022 and 2021, the Company obtained $215.1 million and $123.1 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 9 — LONG-TERM DEBT
Term Debt Facility
On August 11, 2022, the Company entered into a delayed draw Term Loan Agreement (the “DDTL Agreement”). Under the DDTL Agreement, the lenders have agreed to provide up to three separate delayed draw term loans (each, a “Delayed Draw”) to the Company in an aggregate principal amount of up to $1.0 billion (which may be increased to $1.1 billion subject to the terms and conditions of the DDTL Agreement). The DDTL Agreement has a stated termination date of the earlier of December 30, 2024 or the two-year anniversary of the latest Delayed Draw under the DDTL Agreement.
Subject to the terms and conditions of the DDTL Agreement, the Company may request extensions of the stated termination date. Any commitments of the lenders to provide Delayed Draws (“DDTL Commitments”) that remain undrawn will automatically terminate on December 30, 2022. Interest on the borrowings under the DDTL Agreement will generally be at Term Secured Overnight Financing Rate ("SOFR"), plus a 10 basis point credit spread adjustment, plus a margin. The margin ranges from 0.70% to 0.875% per annum based on the Company’s credit ratings. A ticking fee of 0.07% per annum on the undrawn DDTL Commitments accrues during the period from November 10, 2022 to December 29, 2022. The Company is permitted at any time to terminate unused DDTL Commitments and to prepay outstanding Delayed Draws without premium or penalty.
VF completed its first draw under the DDTL Agreement of $800.0 million on October 18, 2022, which will mature no later than December 30, 2024. In connection with the draw, VF elected a base rate of one-month term SOFR.
VF Corporation Q2 FY23 Form 10-Q 16

NOTE 10 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2022	2021	2022	2021
Service cost – benefits earned during the period	$2,626	$3,577	$5,272	$7,190
Interest cost on projected benefit obligations	10,680	9,367	23,311	18,842
Expected return on plan assets	(14,752)	(19,368)	(33,612)	(38,753)
Settlement charges	1,141	76	92,902	1,024
Amortization of deferred amounts:
Net deferred actuarial losses	3,953	2,871	7,674	5,711
Deferred prior service credits	(111)	(117)	(223)	(235)
Net periodic pension cost (income)	$3,537	$(3,594)	$95,324	$(6,221)
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
VF contributed $9.5 million to its defined benefit plans during the six months ended September 2022, and intends to make approximately $11.4 million of contributions during the remainder of Fiscal 2023.
In the first quarter of Fiscal 2023, VF entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract relating to approximately $330 million of the U.S. qualified defined benefit pension plan obligations. The transaction closed on June 30, 2022 and was funded entirely by existing assets of the plan. Under the group annuity contract, Prudential assumed responsibility for benefit payments and annuity administration for approximately 17,700 retirees and beneficiaries. The transaction will not change the amount or timing of monthly retirement benefit payments. VF recorded a $91.8 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations during the six months ended September 2022 to recognize the related deferred actuarial losses in accumulated other comprehensive income (“OCI”). Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate. The discount rate used to determine the pension obligation as of June 2022 was 4.93%.
Additionally, VF recorded $1.1 million in settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the three and six months ended September 2022, as well as $0.1 million and $1.0 million for the three and six months ended September 2021, respectively. The settlement charges related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate. The discount rate used to determine the supplemental defined benefit pension obligation as of September 2022 was 5.71%.
17 VF Corporation Q2 FY23 Form 10-Q

NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
During the six months ended September 2022, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of September 2022, March 2022 or September 2021. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
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

(In thousands)	September 2022	March 2022	September 2021
Foreign currency translation and other	$(883,846)	$(751,632)	$(687,120)
Defined benefit pension plans	(166,545)	(230,290)	(255,635)
Derivative financial instruments	206,226	55,343	1,921
Accumulated other comprehensive income (loss)	$(844,165)	$(926,579)	$(940,834)
The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended September 2022
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2022	$(833,166)	$(174,139)	$132,429	$(874,876)
Other comprehensive income (loss) before reclassifications	(50,680)	4,108	86,329	39,757
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,486	(12,532)	(9,046)
Net other comprehensive income (loss)	(50,680)	7,594	73,797	30,711
Balance, September 2022	$(883,846)	$(166,545)	$206,226	$(844,165)

	Three Months Ended September 2021
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2021	$(663,120)	$(257,431)	$(45,335)	$(965,886)
Other comprehensive income (loss) before reclassifications	(24,000)	(327)	28,383	4,056
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,123	18,873	20,996
Net other comprehensive income (loss)	(24,000)	1,796	47,256	25,052
Balance, September 2021	$(687,120)	$(255,635)	$1,921	$(940,834)
VF Corporation Q2 FY23 Form 10-Q 18

	Six Months Ended September 2022
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2022	$(751,632)	$(230,290)	$55,343	$(926,579)
Other comprehensive income (loss) before reclassifications	(132,214)	(10,376)	170,384	27,794
Amounts reclassified from accumulated other comprehensive income (loss)	—	74,121	(19,501)	54,620
Net other comprehensive income (loss)	(132,214)	63,745	150,883	82,414
Balance, September 2022	$(883,846)	$(166,545)	$206,226	$(844,165)

	Six Months Ended September 2021
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2021	$(700,173)	$(257,747)	$(51,080)	$(1,009,000)
Other comprehensive income (loss) before reclassifications	13,053	(2,738)	24,012	34,327
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,850	28,989	33,839
Net other comprehensive income (loss)	13,053	2,112	53,001	68,166
Balance, September 2021	$(687,120)	$(255,635)	$1,921	$(940,834)
Reclassifications out of accumulated OCI were as follows:

(In thousands)		Three Months Ended September		Six Months Ended September
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations

		2022	2021	2022	2021
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(3,953)	$(2,871)	$(7,674)	$(5,711)
Deferred prior service credits	Other income (expense), net	111	117	223	235
Pension settlement charges	Other income (expense), net	(1,141)	(76)	(92,902)	(1,024)
Total before tax		(4,983)	(2,830)	(100,353)	(6,500)
Tax benefit		1,497	707	26,232	1,650
Net of tax		(3,486)	(2,123)	(74,121)	(4,850)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(10,734)	(4,963)	(15,484)	(6,761)
Foreign exchange contracts	Cost of goods sold	11,837	(16,501)	17,761	(22,670)
Foreign exchange contracts	Selling, general and administrative expenses	1,955	(189)	3,564	(1,106)
Foreign exchange contracts	Other income (expense), net	11,821	(1,360)	17,253	(3,062)
Interest rate contracts	Interest expense	27	27	54	54
Total before tax		14,906	(22,986)	23,148	(33,545)
Tax (expense) benefit		(2,374)	4,113	(3,647)	4,556
Net of tax		12,532	(18,873)	19,501	(28,989)
Total reclassifications for the period, net of tax		$9,046	$(20,996)	$(54,620)	$(33,839)
19 VF Corporation Q2 FY23 Form 10-Q

NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the six months ended September 2022, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 2,447,202 shares of its Common Stock at a weighted average exercise price of $45.32 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest and become exercisable in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Six Months Ended September 2022
Expected volatility	30% to 42%
Weighted average expected volatility	38%
Expected term (in years)	6.0 to 7.8
Weighted average dividend yield	2.9%
Risk-free interest rate	1.53% to 3.09%
Weighted average fair value at date of grant	$13.52

During the six months ended September 2022, VF granted 362,627 performance-based restricted stock units ("RSUs") to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The weighted average fair market value of VF Common Stock at the dates the units were granted was $45.30 per share. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The financial targets include 50% weighting based on VF's revenue growth and 50% weighting based on VF's gross margin performance over the three-year period compared to financial targets. Additionally, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's total shareholder return ("TSR") over the three-year period compares to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $3.46 per share.
During the six months ended September 2022, VF granted 21,471 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The weighted average fair market value of VF Common Stock at the dates the units were granted was $45.29 per share.
In addition, VF granted 639,575 nonperformance-based RSUs to employees during the six months ended September 2022. These units generally vest over periods of up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $45.29 per share.
VF also granted 55,879 restricted shares of VF Common Stock to a member of management during the six months ended September 2022. These shares vest ratably over a four-year period from the date of grant. The fair market value of VF Common Stock at the date the shares were granted was $44.74 per share.
VF Corporation Q2 FY23 Form 10-Q 20

NOTE 13 — INCOME TAXES

The effective income tax rate for the six months ended September 2022 was 11.3% compared to 13.1% in the 2021 period. The six months ended September 2022 included a net discrete tax expense of $5.1 million, which primarily related to unrecognized tax benefits and interest. Excluding the $5.1 million net discrete tax expense in the 2022 period, the effective income tax rate would have been 13.9%. The six months ended September 2021 included a net discrete tax benefit of $0.2 million, which included a $3.4 million net tax expense related to unrecognized tax benefits and interest, a $1.4 million tax benefit related to stock compensation, and a $2.4 million net tax benefit related to tax rate change on deferred tax items. The $0.2 million net discrete tax benefit in the 2021 period had an insignificant impact on the effective income tax rate. Without discrete items, the effective income tax rate for the six months ended September 2022 increased by 0.8% compared with the 2021 period primarily due to year-to-date losses generated in the current year.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue Service ("IRS") examinations for tax years through 2015 have been effectively settled.
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. No impact of the Court opinion has been recorded in the consolidated financial statements based on our assessment of the position under the more-likely-than-not standard of the accounting literature. Refer to Note 19 for additional details on this matter.
In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that VF’s provision for income taxes is adequate. Management believes that some of these audits and negotiations will conclude during the next 12 months. The IRS examinations for tax year 2017 and short-tax year 2018 are anticipated to close during Fiscal 2023, resulting in a favorable adjustment of approximately $95 million to VF’s transition tax liability under the Tax Cuts and Jobs Act.
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
During the six months ended September 2022, the amount of net unrecognized tax benefits and associated interest increased by $4.3 million to $282.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $253.4 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $7.7 million would reduce income tax expense.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the current analysis of the provisions, the Company does not expect this legislation to have a material impact on VF's income tax accounts.
21 VF Corporation Q2 FY23 Form 10-Q

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
The Company's reportable segments have been identified as: Outdoor, Active and Work. We have included an Other category in the table below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other includes results primarily related to sourcing activities related to transition services.
Financial information for VF's reportable segments is as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2022	2021	2022	2021
Segment revenues:
Outdoor	$1,555,328	$1,506,621	$2,323,952	$2,124,375
Active	1,260,110	1,392,173	2,514,055	2,694,241
Work	265,162	299,163	504,040	573,898
Other	—	278	148	278
Total segment revenues	$3,080,600	$3,198,235	$5,342,195	$5,392,792
Segment profit (loss):
Outdoor	$260,439	$284,076	$213,588	$212,329
Active	180,255	284,349	394,286	555,211
Work	39,500	61,973	74,502	102,977
Other	(157)	(370)	(382)	(652)
Total segment profit	480,037	630,028	681,994	869,865
Impairment of goodwill and intangible assets	(421,922)	—	(421,922)	—
Corporate and other expenses	(158,214)	(63,993)	(391,523)	(91,905)
Interest expense, net	(33,903)	(34,370)	(65,165)	(67,145)
Income (loss) from continuing operations before income taxes	$(134,002)	$531,665	$(196,616)	$710,815
NOTE 15 — EARNINGS PER SHARE

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2022	2021	2022	2021
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$(118,432)	$464,053	$(174,392)	$618,025
Weighted average common shares outstanding	387,688	391,779	387,625	391,565
Earnings (loss) per share from continuing operations	$(0.31)	$1.18	$(0.45)	$1.58
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$(118,432)	$464,053	$(174,392)	$618,025
Weighted average common shares outstanding	387,688	391,779	387,625	391,565
Incremental shares from stock options and other dilutive securities	—	2,238	—	2,507
Adjusted weighted average common shares outstanding	387,688	394,017	387,625	394,072
Earnings (loss) per share from continuing operations	$(0.31)	$1.18	$(0.45)	$1.57
In both the three and six-month periods ended September 2022, the dilutive impact of outstanding options and other securities were excluded from dilutive shares as a result of the Company's net loss for the periods and, as such, their inclusion would have been anti-dilutive. Outstanding options to purchase approximately 2.8 million shares were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2021, because the effect of their inclusion would have been anti-dilutive.
In addition, 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and six-month periods ended September 2021, because these units were not considered to be contingent outstanding shares in those periods.
VF Corporation Q2 FY23 Form 10-Q 22

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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
September 2022
Financial assets:
Cash equivalents:
Money market funds	$34,798	$34,798	$—	$—
Time deposits	62,651	62,651	—	—
Derivative financial instruments	215,264	—	215,264	—
Deferred compensation	99,209	99,209	—	—
Financial liabilities:
Derivative financial instruments	32,921	—	32,921	—
Deferred compensation	99,513	—	99,513	—

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2022
Financial assets:
Cash equivalents:
Money market funds	$324,868	$324,868	$—	$—
Time deposits	1,100	1,100	—	—
Derivative financial instruments	79,046	—	79,046	—
Deferred compensation	125,323	125,323	—	—
Financial liabilities:
Derivative financial instruments	27,723	—	27,723	—
Deferred compensation	129,078	—	129,078	—
Contingent consideration	56,976	—	—	56,976
(a)There were no transfers among the levels within the fair value hierarchy during the six months ended September 2022 or the year ended March 2022.
23 VF Corporation Q2 FY23 Form 10-Q

The following table presents the activity related to the contingent consideration liability designated as Level 3:

	Three Months Ended September		Six Months Ended September

(In thousands)	2022	2021	2022	2021
Beginning Balance	$—	$134,000	$56,976	$207,000
Change in fair value	—	(35,000)	—	(108,000)
Cash payout	—	—	(56,976)	—
Ending Balance	$—	$99,000	$—	$99,000

VF’s cash equivalents include money market funds and time deposits with maturities within three months of their purchase dates that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. VF’s deferred compensation assets primarily represent investments held within plan trusts as an economic hedge of the related deferred compensation liabilities. These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
The contingent consideration liability represented the amount of additional cash consideration paid to the selling shareholders of Supreme Holdings, Inc. ("Supreme"), which was dependent upon the achievement of certain financial targets over the one-year earn-out period ended January 31, 2022. The estimated fair value of the contingent consideration liability, which could range from zero to $300.0 million, was $57.0 million as of March 2022 and was paid during the six months ended September 2022. During Fiscal 2022, the contingent consideration liability was remeasured at fair value based on the probability-weighted present value of various future cash payment outcomes resulting from the estimated achievement levels of the financial targets, with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2022 and March 2022, their carrying values approximated fair value. Additionally, at September 2022 and March 2022, the carrying values of VF’s long-term debt, including the current portion, were $4,358.2 million and $5,085.3 million, respectively, compared with fair values of $3,906.2 million and $5,042.5 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event an impairment is required, the asset is adjusted to its estimate fair value, using market-based assumptions.
In conjunction with VF's annual goodwill and indefinite-live intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2022, management performed quantitative impairment analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. Based on the quantitative impairment analysis, management concluded the goodwill and indefinite-lived trademark intangible asset were not impaired. The estimated fair values of the reporting unit and indefinite lived trademark intangible asset exceeded the carrying values by 5% and 3%, respectively.
The Company has continued to monitor macroeconomic events after its most recent annual goodwill and indefinite-lived intangible asset impairment testing. During the three months ended September 2022, due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, the Company determined that a triggering event had occurred requiring impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset.
Supreme was acquired by VF in Fiscal 2021. Supreme is a global streetwear leader that sells apparel, accessories and footwear under its namesake brand, Supreme®. Products are sold globally through VF-operated stores and online. The Supreme reporting unit is included in the Active reportable segment. The carrying values of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset at the October 1, 2022 testing date were $1.21 billion and $1.19 billion, respectively.
The fair values of the Supreme reporting unit and indefinite-lived trademark intangible asset were estimated using valuation techniques consistent with those discussed in Critical Accounting Policies and Estimates included in Management's Discussion and Analysis in the Fiscal 2022 Form 10-K, and utilized significant unobservable inputs (Level 3). As a result of the interim impairment testing performed, VF recorded impairment charges of $229.0 million and $192.9 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively, in the Consolidated Statements of Operations. The impairment related to an increase in the market-based discount rates used in the valuations and the negative impact of foreign currency exchange rate changes on financial projections.
VF Corporation Q2 FY23 Form 10-Q 24

Management’s revenue and profitability forecasts used in the Supreme reporting unit and indefinite-lived trademark intangible asset valuations considered recent and historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Supreme reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows reflecting results lower than forecasts used in the Fiscal 2022 annual test primarily driven by the negative impacts of foreign currency exchange rate changes. The projections assume revenue growth and profitability improvement throughout the forecast period reflecting the long-term strategy for the business which is largely unchanged from the business combination valuation, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled, which consider intellectual property transfers completed by the Company during Fiscal 2022;
•Royalty rates based on market data as well as active license agreements with similar VF brands, which are consistent with the Fiscal 2022 annual test valuation assumptions;
•Market-based discount rates above those used in the Fiscal 2022 annual test valuation primarily driven by a higher federal funds rate; and,
•Market approach reflecting lower recent historical financial measures for Supreme and valuation multiples below those used in the Fiscal 2022 annual test.
The valuation model used by management in the impairment testing assumes revenue growth and profitability improvement, and execution of Supreme's long-term growth strategy, including expansion into new markets. Management's estimates were based on information available as of the date of our assessment. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment of the Supreme reporting unit goodwill or indefinite-lived trademark intangible asset could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in the impairment testing during the three months ended September 2022 will prove to be accurate predictions of the future. For example, variations in our assumptions related to brand performance and execution of planned growth strategies, foreign currency exchange rates, discount rates, or comparable company market approach inputs could impact future conclusions. A future impairment charge of the Supreme reporting unit goodwill or indefinite-lived trademark intangible asset could have a material effect on VF's consolidated financial position and results of operations.
The Company owns a broad, diverse portfolio of brands and businesses for which material amounts of goodwill and intangible assets have been recorded in the Consolidated Balance Sheets. Management continuously evaluates the performance of VF's brands and businesses, as well as other relevant factors, in assessing whether potential triggering events have occurred. Although no other triggering events for impairment testing were identified during the three or six months ended September 2022, it is possible that VF's conclusions regarding impairment or recoverability of goodwill or intangible assets could change in future periods. A future impairment charge of goodwill or intangible assets could have a material effect on VF's consolidated financial position and results of operations.
NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. The notional amounts of all outstanding derivative contracts were $3.0 billion at September 2022, $2.9 billion at March 2022 and $2.5 billion at September 2021, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, South Korean won, Swedish krona, Polish zloty, Japanese yen and New Zealand dollar. Derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2022	March 2022	September 2021	September 2022	March 2022	September 2021
Foreign currency exchange contracts designated as hedging instruments	$209,837	$79,046	$35,674	$(31,844)	$(27,678)	$(32,853)
Foreign currency exchange contracts not designated as hedging instruments	5,427	—	154	(1,077)	(45)	(870)
Total derivatives	$215,264	$79,046	$35,828	$(32,921)	$(27,723)	$(33,723)
25 VF Corporation Q2 FY23 Form 10-Q

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

	September 2022		March 2022		September 2021

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$215,264	$(32,921)	$79,046	$(27,723)	$35,828	$(33,723)
Gross amounts not offset in the Consolidated Balance Sheets	(32,358)	32,358	(18,721)	18,721	(17,201)	17,201
Net amounts	$182,906	$(563)	$60,325	$(9,002)	$18,627	$(16,522)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)	September 2022	March 2022	September 2021
Other current assets	$186,926	$71,910	$27,903
Accrued liabilities	(28,484)	(24,267)	(31,609)
Other assets	28,338	7,136	7,925
Other liabilities	(4,437)	(3,456)	(2,114)
Cash Flow Hedges
VF uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, inventory purchases, operating costs and intercompany royalties. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) are summarized as follows:

(In thousands)	Gain on Derivatives Recognized in OCI Three Months Ended September		Gain on Derivatives Recognized in OCI Six Months Ended September

Cash Flow Hedging Relationships	2022	2021	2022	2021
Foreign currency exchange	$102,685	$34,361	$202,115	$29,798

(In thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income (Loss) Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCI into Income (Loss) Six Months Ended September

Location of Gain (Loss)	2022	2021	2022	2021
Net revenues	$(10,734)	$(4,963)	$(15,484)	$(6,761)
Cost of goods sold	11,837	(16,501)	17,761	(22,670)
Selling, general and administrative expenses	1,955	(189)	3,564	(1,106)
Other income (expense), net	11,821	(1,360)	17,253	(3,062)
Interest expense	27	27	54	54
Total	$14,906	$(22,986)	$23,148	$(33,545)
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
The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three and six months ended September 2022 and September 2021.
VF Corporation Q2 FY23 Form 10-Q 26

Other Derivative Information
At September 2022, accumulated OCI included $168.5 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represent €1.850 billion in aggregate principal, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three and six-month periods ended September 2022, the Company recognized an after-tax gain of $84.0 million and $171.7 million, respectively, in OCI related to the net investment hedge transaction, and an after-tax gain of $34.1 million and $22.6 million for the three and six-month periods ended September 2021, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
NOTE 18 — RESTRUCTURING
The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three and six months ended September 2022, VF recognized $45.8 million and $51.9 million, respectively, of restructuring charges, related to approved initiatives. Of the restructuring charges recognized in the three and six months ended September 2022, $43.8 million and $48.5 million were reflected in selling, general and administrative expenses and $2.0 million and $3.4 million in cost of goods sold, respectively. The Company has not recognized any significant incremental costs related to accruals for the year ended March 2022 or prior periods.
Of the $50.4 million total restructuring accrual at September 2022, $47.8 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $2.6 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2022	2021	2022	2021
Severance and employee-related benefits	$37,464	$1,422	$39,558	$4,296
Accelerated depreciation	3,583	2,036	7,251	3,467
Contract termination and other	4,759	—	5,103	—
Total restructuring charges	$45,806	$3,458	$51,912	$7,763
Restructuring costs by business segment are as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2022	2021	2022	2021
Outdoor	$496	$454	$496	$2,677
Active	1,478	276	1,478	1,008
Work	9	788	9	788
Corporate and other	43,823	1,940	49,929	3,290
Total	$45,806	$3,458	$51,912	$7,763
The activity in the restructuring accrual for the six-month period ended September 2022 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2022	$25,640	$1,211	$26,851
Charges	39,558	5,103	44,661
Cash payments and settlements	(17,938)	(84)	(18,022)
Adjustments to accruals	(2,777)	53	(2,724)
Impact of foreign currency	(260)	(140)	(400)
Accrual at September 2022	$44,223	$6,143	$50,366
27 VF Corporation Q2 FY23 Form 10-Q

NOTE 19 — CONTINGENCIES
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which will be recorded as a tax receivable based on the technical merits of our position with regards to the case. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this tax receivable will not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730.0 million.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of which is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 20 — SUBSEQUENT EVENT

On October 18, 2022, VF’s Board of Directors declared a quarterly cash dividend of $0.51 per share, payable on December 20, 2022 to stockholders of record on December 12, 2022.
VF Corporation Q2 FY23 Form 10-Q 28

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 3, 2022 through April 1, 2023 ("Fiscal 2023"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2023. For presentation purposes herein, all references to periods ended September 2022 and September 2021 relate to the fiscal periods ended on October 1, 2022 and October 2, 2021, respectively. References to March 2022 relate to information as of April 2, 2022.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers.
References to the three and six months ended September 2022 foreign currency amounts below reflect the changes in foreign exchange rates from the three and six months ended September 2021 and their impact on translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
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

RECENT DEVELOPMENTS
Macroeconomic Environment
The macroeconomic environment continues to dynamically evolve. Global trends, including inflationary pressures, are weakening consumer sentiment, negatively impacting consumer spending behavior and creating variable traffic patterns across channels. These conditions are leading to elevated inventories in certain markets and an increased promotional environment. Additionally, the strong U.S. dollar has resulted in unfavorable foreign currency exchange rate changes, which have significantly impacted the results of our international businesses. There is ongoing uncertainty around the global economy and macroeconomic environment, which we expect to continue and cause disruption and near-term challenges for our business.
Russia-Ukraine Conflict
In response to the ongoing conflict in Ukraine, all VF-operated retail locations within Russia are currently closed. Limited wholesale shipments to both Russia and Ukraine have resumed. Revenues in Russia and Ukraine represented less than 1% of VF's total Fiscal 2022 revenue. While we are not able to determine the ultimate length and severity of the conflict, we currently do not expect significant disruption to our business. For additional information, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Fiscal 2022 Form 10-K.
Impact of COVID-19
The coronavirus ("COVID-19") pandemic significantly impacted global economic conditions, as well as VF's business operations and financial performance during Fiscal 2022 and continues to impact Fiscal 2023.
VF-operated retail stores across the globe have been impacted due to COVID-19, including temporary closures for varying periods. In Fiscal 2023, the impacts have been most notable in the Asia-Pacific region, including Mainland China. VF is continuing to monitor the COVID-19 outbreak globally and will comply with guidance from government entities and public health authorities to prioritize the health and well-being of its employees, customers, trade partners and consumers. As COVID-19 uncertainty continues, retail store closures may recur.
COVID-19 has also impacted some of VF's suppliers, including raw material suppliers, third-party manufacturers, logistics providers and other vendors. At this time, the majority of VF's supply chain is operational. Suppliers are complying with local health advisories and governmental restrictions which has resulted in product delays. The resurgence of COVID-19 lockdowns in key sourcing countries resulted in additional manufacturing capacity constraints and logistical challenges during Fiscal 2022 and the first and second quarters of Fiscal 2023; however, the situation has improved over time. VF has worked with its suppliers to minimize disruption and employed expedited freight as needed. VF's distribution centers are operational in accordance with local government guidelines while maintaining enhanced health and safety protocols.
The COVID-19 pandemic is ongoing and dynamic in nature, and has driven global uncertainty and disruption. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect ongoing disruption to our business.
For additional information, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Fiscal 2022 Form 10-K.
29 VF Corporation Q2 FY23 Form 10-Q

HIGHLIGHTS OF THE SECOND QUARTER OF FISCAL 2023

•Revenues were down 4% to $3.1 billion compared to the three months ended September 2021, including a 6% unfavorable impact from foreign currency.
•Outdoor segment revenues increased 3% to $1.6 billion compared to the three months ended September 2021, including a 7% unfavorable impact from foreign currency.
•Active segment revenues decreased 9% to $1.3 billion compared to the three months ended September 2021, including a 5% unfavorable impact from foreign currency.
•Work segment revenues decreased 11% to $265.2 million compared to the three months ended September 2021, including a 2% unfavorable impact from foreign currency.
•Direct-to-consumer revenues were down 4% over the 2021 period, including a 5% unfavorable impact from foreign currency. E-commerce revenues decreased 7% in the current period, including a 6% unfavorable impact from foreign currency. Direct-to-consumer revenues accounted for 37% of VF's net revenues for the three months ended September 2022.
•International revenues decreased 5% compared to the three months ended September 2021, including a 13% unfavorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues decreased 15%, including a 5% unfavorable impact from foreign currency. International revenues represented 49% of VF's net revenues for the three months ended September 2022.
•VF recorded goodwill and intangible asset impairment charges of $229.0 million and $192.9 million, respectively, in the three months ended September 2022 related to the Supreme reporting unit.
•Gross margin decreased 230 basis points to 51.4% compared to the three months ended September 2021, primarily driven by higher costs and increased discounts and other promotional activity, partially offset by price increases.
•Earnings (loss) per share was $(0.31) compared to $1.18 in the 2021 period. The decrease was primarily driven by the goodwill and intangible asset impairment charges related to the Supreme reporting unit and lower profitability in the Active segment in the three months ended September 2022.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and six months ended September 2022 from the comparable period in 2021:

(In millions)	Three Months Ended September	Six Months Ended September
Net revenues — 2021	$3,198.2	$5,392.8
Organic	77.4	240.1
Impact of foreign currency	(195.0)	(290.7)
Net revenues — 2022	$3,080.6	$5,342.2

VF reported a 4% and 1% decrease in revenues for the three and six months ended September 2022, respectively, compared to the 2021 periods. The revenue decrease in both periods was primarily driven by declines in the Active segment and a 6% and 5% unfavorable impact from foreign currency in the three and six months ended September 2022, respectively. Revenues in the Active segment during the three months ended September 2022 were impacted by weakness in the Americas region, primarily driven by declines in the Vans® brand. Revenues in the Active segment during the three and six months ended September 2022 were also impacted by declines in the Asia-Pacific region, which has been negatively impacted by COVID-19 resurgence that has caused disruption and consumption pressure in the region, particularly in Mainland China. The decrease in both periods was partially offset by global growth in the Outdoor segment.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
VF Corporation Q2 FY23 Form 10-Q 30

The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

	2022	2021	2022	2021
Gross margin (net revenues less cost of goods sold)	51.4%	53.7%	52.4%	54.8%
Selling, general and administrative expenses	40.6	36.2	45.0	40.7
Impairment of goodwill and intangible assets	13.7	—	7.9	—
Operating margin	(2.9)%	17.5%	(0.5)%	14.1%

Gross margin decreased 230 and 240 basis points in the three and six months ended September 2022, respectively, compared to the 2021 periods. The decreases were primarily driven by higher costs and increased discounts and other promotional activity, partially offset by price increases. The decrease for the six months ended September 2022 was also attributed to unfavorable mix as wholesale and Outdoor segment revenues, which generally have lower margins, represented a larger portion of VF consolidated revenues for the periods compared.
Selling, general and administrative expenses as a percentage of total revenues increased 440 and 430 basis points during the three and six months ended September 2022, respectively, compared to the 2021 periods. Selling, general and administrative expenses increased $91.0 million and $210.1 million in the three and six months ended September 2022, respectively, compared to the 2021 periods, including $35.0 million and $108.0 million decreases in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition, which were recognized in the selling, general and administrative expense line item in the three and six months ended September 2021, respectively. The increase was also due to higher corporate restructuring charges, direct-to-consumer and distribution costs, and investments in information technology in the three and six months ended September 2022.
Net interest expense decreased $0.5 million and $2.0 million during the three and six months ended September 2022, respectively, compared to the 2021 periods. The decrease in net interest expense in both the three and six months ended September 2022 was primarily due to the repayment of the $1.0 billion in aggregate principal of the 2.050% Senior Notes due April 2022, partially offset by higher short-term borrowings in the three and six months ended September 2022. Total outstanding debt averaged $5.3 billion in the six months ended September 2022 and $5.9 billion in the same period in 2021, with weighted average interest rates of 2.3% and 2.1% in the six months ended September 2022 and 2021, respectively.
Other income (expense), net decreased $16.8 million and $120.6 million during the three and six months ended September 2022, respectively, compared to the 2021 periods. The decrease in both the three and six months ended September 2022 was primarily driven by lower net periodic pension income and higher foreign currency losses compared to the 2021 periods. The decrease in the six months ended September 2022 included a
$91.8 million pension settlement charge, which resulted from the purchase of a group annuity contract and transfer of a portion of the assets and liabilities associated with the U.S. qualified defined benefit pension plan to an insurance company.
VF recorded goodwill and intangible asset impairment charges of $229.0 million and $192.9 million, respectively, in the three and six months ended September 2022 related to the Supreme reporting unit. During the three months ended September 2022, due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, the Company determined that a triggering event had occurred requiring impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. The impairment related to an increase in the market-based discount rates used in the valuations and the negative impact of foreign currency exchange rate changes on financial projections.
The effective income tax rate for the six months ended September 2022 was 11.3% compared to 13.1% in the 2021 period. The six months ended September 2022 included a net discrete tax expense of $5.1 million, which primarily related to unrecognized tax benefits and interest. Excluding the $5.1 million net discrete tax expense in the 2022 period, the effective income tax rate would have been 13.9%. The six months ended September 2021 included a net discrete tax benefit of $0.2 million, which included a $3.4 million net tax expense related to unrecognized tax benefits and interest, a $1.4 million tax benefit related to stock compensation and a $2.4 million net tax benefit related to tax rate change on deferred tax items. The $0.2 million net discrete tax benefit in the 2021 period had an insignificant impact on the effective income tax rate. Without discrete items, the effective income tax rate for the six months ended September 2022 increased by 0.8% compared with the 2021 period primarily due to year-to-date losses generated in the current year.
As a result of the above, income (loss) from continuing operations in the three months ended September 2022 was $(118.4) million ($(0.31) per diluted share) compared to $464.1 million ($1.18 per diluted share) in the 2021 period, and income (loss) from continuing operations in the six months ended September 2022 was $(174.4) million ($(0.45) per diluted share) compared to $618.0 million ($1.57 per diluted share) in the 2021 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

31 VF Corporation Q2 FY23 Form 10-Q

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. We have included an Other category in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Included in this Other category are results primarily related to sourcing activities related to transition services.
Refer to Note 14 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income (loss) before income taxes.
The following tables present a summary of the changes in segment revenues and profit (loss) in the three and six months ended September 2022 from the comparable period in 2021 and revenues by region for our top 4 brands for the three and six months ended September 2022 and 2021:
Segment Revenues:

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2021	$1,506.6	$1,392.2	$299.2	$0.2	$3,198.2
Organic	155.3	(52.2)	(25.5)	(0.2)	77.4
Impact of foreign currency	(106.6)	(79.9)	(8.5)	—	(195.0)
Segment revenues — 2022	$1,555.3	$1,260.1	$265.2	$—	$3,080.6

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2021	$2,124.4	$2,694.2	$573.9	$0.3	$5,392.8
Organic	345.4	(48.1)	(57.0)	(0.2)	240.1
Impact of foreign currency	(145.8)	(132.0)	(12.9)	—	(290.7)
Segment revenues — 2022	$2,324.0	$2,514.1	$504.0	$0.1	$5,342.2

Segment Profit (Loss):

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2021	$284.1	$284.3	$62.0	$(0.4)	$630.0
Organic	(4.5)	(85.7)	(21.3)	0.2	(111.3)
Impact of foreign currency	(19.2)	(18.3)	(1.2)	—	(38.7)
Segment profit (loss) — 2022	$260.4	$180.3	$39.5	$(0.2)	$480.0

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2021	$212.3	$555.2	$103.0	$(0.6)	$869.9
Organic	20.3	(130.5)	(26.8)	0.2	(136.8)
Impact of foreign currency	(19.0)	(30.4)	(1.7)	—	(51.1)
Segment profit (loss) — 2022	$213.6	$394.3	$74.5	$(0.4)	$682.0
VF Corporation Q2 FY23 Form 10-Q 32

Top Brand Revenues:
	Three Months Ended September 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$600.6	$522.7	$266.8	$129.7	$1,519.8
Europe	230.9	291.1	195.9	25.2	743.1
Asia-Pacific	120.6	137.0	61.5	31.5	350.6
Global	$952.1	$950.8	$524.2	$186.4	$2,613.5

	Three Months Ended September 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$677.3	$470.8	$283.3	$156.5	$1,587.9
Europe	263.1	307.9	192.8	25.4	789.2
Asia-Pacific	149.9	105.0	69.3	48.1	372.3
Global	$1,090.3	$883.7	$545.4	$230.0	$2,749.4

	Six Months Ended September 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$1,234.3	$780.1	$407.0	$260.9	$2,682.3
Europe	423.2	456.3	290.8	41.5	1,211.8
Asia-Pacific	241.5	195.5	95.8	54.4	587.2
Global	$1,899.0	$1,431.9	$793.6	$356.8	$4,481.3

	Six Months Ended September 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$1,291.2	$656.5	$429.9	$315.5	$2,693.1
Europe	475.0	436.7	267.6	39.6	1,218.9
Asia-Pacific	344.0	156.7	97.3	74.2	672.2
Global	$2,110.2	$1,249.9	$794.8	$429.3	$4,584.2
(a) The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.
33 VF Corporation Q2 FY23 Form 10-Q

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Segment revenues	$1,555.3	$1,506.6	3.2%	$2,324.0	$2,124.4	9.4%
Segment profit	260.4	284.1	(8.3)%	213.6	212.3	0.6%
Operating margin	16.7%	18.9%		9.2%	10.0%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Icebreaker® and Altra®.

Global revenues for Outdoor increased 3% in the three months ended September 2022 compared to 2021, including a 7% unfavorable impact from foreign currency. Revenues in the Americas region increased 4%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 1%, including a 16% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 13%, including a 7% unfavorable impact from foreign currency.
Global revenues for Outdoor increased 9% in the six months ended September 2022 compared to 2021, including a 7% unfavorable impact from foreign currency. Revenues in the Americas region increased 11%. Revenues in the Europe region increased 6%, including a 17% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 13%, including a 6% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 8% and 15% in the three and six months ended September 2022, respectively, compared to the 2021 periods. This includes a 6% unfavorable impact from foreign currency in both the three and six months ended September 2022. The increases reflect growth in all regions that was led by the Asia-Pacific region, which increased 31% and 25% in the three and six months ended September 2022, respectively, including a 6% and 5% unfavorable impact from foreign currency in the respective periods.
Global revenues for the Timberland® brand decreased 6% and 1% in the three and six months ended September 2022, respectively, compared to the 2021 periods, driven by an 8% and
9% unfavorable impact from foreign currency in the respective periods. Revenues in the Europe region increased 2% and 9% in the three and six months ended September 2022, respectively, including a 17% unfavorable impact from foreign currency in both periods. Revenues in the Americas region decreased 12% and 9% in the three and six months ended September 2022, respectively, driven by lower wholesale shipments for the periods compared primarily due to supply chain challenges, including an unfavorable impact of 1% from foreign currency in the six months ended September 2022.
Global direct-to-consumer revenues for Outdoor increased 6% in both the three and six months ended September 2022 compared to the 2021 periods, including an 8% and 6% unfavorable impact from foreign currency in the respective periods. The increase was primarily due to strength in The North Face® brand. Global wholesale revenues increased 2% and 11% in the three and six months ended September 2022, respectively, compared to the 2021 periods, including a 7% unfavorable impact from foreign currency in both periods.
Operating margin decreased in the three and six months ended September 2022 compared to the 2021 periods primarily due to increased discounts and other promotional activity and higher costs, including materials, freight, direct-to-consumer and distribution expenses, which were partially offset by price increases in both periods. The decrease for the six months ended September 2022 was also impacted by unfavorable channel mix, partially offset by leverage of operating expenses on increased revenues.

VF Corporation Q2 FY23 Form 10-Q 34

Active

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Segment revenues	$1,260.1	$1,392.2	(9.5)%	$2,514.1	$2,694.2	(6.7)%
Segment profit	180.3	284.3	(36.6)%	394.3	555.2	(29.0)%
Operating margin	14.3%	20.4%		15.7%	20.6%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Global revenues for Active decreased 9% in the three months ended September 2022 compared to the 2021 period, including a 5% unfavorable impact from foreign currency. Revenues in the Americas region decreased 9%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 8%, driven by a 15% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 17%, including an 8% unfavorable impact from foreign currency, and a 37% decrease in Greater China including a 4% unfavorable impact from foreign currency.
Global revenues for Active decreased 7% in the six months ended September 2022 compared to the 2021 period, including a 5% unfavorable impact from foreign currency. Revenues in the Americas region decreased 2%. Revenues in the Europe region decreased 5%, driven by a 14% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 26%, including a 7% unfavorable impact from foreign currency, and a 46% decrease in Greater China including a 2% unfavorable impact from foreign currency.
Vans® brand global revenues decreased 13% and 10% in the three and six months ended September 2022, respectively, compared to the 2021 periods. This includes a 5% and 4% unfavorable impact from foreign currency in the three and six months ended September 2022, respectively. The overall declines were driven by a 20% and 30% decrease in the Asia-Pacific region for the three and six months ended September 2022, respectively, including a 6% and 4% unfavorable impact from foreign currency in the respective periods. Revenues in the Americas region decreased 11% and 4% in the three and six months ended September 2022, respectively. Revenues in the Europe region decreased 12% and 11% in the three and six months ended September 2022, respectively, driven by a 14% and 13% unfavorable impact from foreign currency in the respective periods.
Global direct-to-consumer revenues for Active decreased 9% and 10% in the three and six months ended September 2022, respectively, compared to the 2021 periods, including a 4% unfavorable impact from foreign currency in both periods. The decrease was primarily due to declines in the Americas region, which decreased 8% in both the three and six months ended September 2022. Global wholesale revenues decreased 10% and 2% in the three and six months ended September 2022, respectively, and included an 8% and 6% unfavorable impact from foreign currency in the respective periods. The decrease was primarily due to a 24% and 32% decrease in the Asia-Pacific region in the three and six months ended September 2022, respectively, including a 5% and 3% unfavorable impact from foreign currency in the respective periods. Wholesale revenues in the Americas region decreased 10% and increased 10% in the three and six months ended September 2022, respectively. Wholesale revenues in the Europe region decreased 5% and 3% in the three and six months ended September 2022, respectively, driven by a 15% unfavorable impact from foreign currency in both periods.
Operating margin decreased in the three and six months ended September 2022 compared to the 2021 periods, reflecting lower leverage of operating expenses due to decreased revenues in both periods. The decreases were also impacted by increased discounts and other promotional activity, higher freight costs and unfavorable channel mix, which were partially offset by price increases.

35 VF Corporation Q2 FY23 Form 10-Q

Work

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Segment revenues	$265.2	$299.2	(11.4)%	$504.0	$573.9	(12.2)%
Segment profit	39.5	62.0	(36.3)%	74.5	103.0	(27.7)%
Operating margin	14.9%	20.7%		14.8%	17.9%
The Work segment includes the following brands: Dickies® and Timberland PRO®.
Global Work revenues decreased 11% in the three months ended September 2022 compared to the 2021 period, including a 2% unfavorable impact from foreign currency. Revenues in the Americas region decreased 8%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 1% , driven by a 17% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 35%, including an 8% unfavorable impact from foreign currency.
Global Work revenues decreased 12% in the six months ended September 2022 compared to the 2021 period, including a 2% unfavorable impact from foreign currency. Revenues in the Americas region decreased 11%. Revenues in the Europe region increased 5%, including a 16% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 27%, including a 7% unfavorable impact from foreign currency.
Dickies® brand global revenues decreased 19% and 17% in the three and six months ended September 2022, respectively, compared to the 2021 periods, including a 4% and 3% unfavorable impact from foreign currency in the respective periods. The decline was primarily driven by a decrease of 17% in the Americas region in both the three and six months ended September 2022, reflecting a more conservative inventory posture by the brand's largest U.S. customer. The decline in the three and six months ended September 2022 was also attributed to a decrease in the Asia-Pacific region of 35% and 27%, respectively, including an 8% and 7% unfavorable impact from foreign currency in the respective periods. Revenues in the Europe region decreased 1% and increased 5% in the three and six months ended September 2022, respectively, including a 17% and 16% unfavorable impact from foreign currency in the respective periods.
Operating margin decreased in the three and six months ended September 2022 compared to the 2021 periods, reflecting lower leverage of operating expenses due to decreased revenues in both periods. The decreases were also impacted by higher costs, including materials and freight, which were partially offset by price increases and favorable channel mix.

Reconciliation of Segment Profit to Income (Loss) Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated income (loss) from continuing operations before income taxes. These costs are (i) impairment of goodwill and intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the businesses, (ii) corporate and other expenses, discussed below, and (iii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section.

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Impairment of goodwill and intangible assets	$421.9	$—	100.0%	$421.9	$—	100.0%
Corporate and other expenses	158.2	64.0	147.2%	391.5	91.9	326.0%
Interest expense, net	33.9	34.4	(1.4)%	65.2	67.1	(2.9)%
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The increase in corporate and other expenses was driven by an increase in corporate restructuring charges of $41.9 million and $46.6 million in the three and six months ended September 2022, respectively, and increases in information technology costs of $19.1 million and $36.4 million in the three and six months ended September 2022, respectively. The increase in the six months ended September 2022 also included a $91.8 million pension settlement charge.
Additionally, the increase in the three and six months ended September 2022 when compared to the 2021 periods was driven by a $35.0 million and $108.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition in the three and six months ended September 2021, respectively.

VF Corporation Q2 FY23 Form 10-Q 36

International Operations

International revenues decreased 5% and 3% in the three and six months ended September 2022, respectively, compared to the 2021 periods. Foreign currency had an unfavorable impact of 13% and 11% on international revenues in the three and six months ended September 2022, respectively.
Revenues in the Europe region decreased 4% and increased 1% in the three and six months ended September 2022, respectively, including a 16% and 15% unfavorable impact from foreign currency in the respective periods. In the Asia-Pacific region, revenues decreased 6% and 12% in the three and six months ended September 2022, respectively. Foreign currency had an unfavorable impact of 8% and 6% on Asia-Pacific revenues in the three and six months ended September 2022, respectively. Revenues in Greater China decreased 15% and 23% in the three and six months ended September 2022, respectively, which was negatively impacted by COVID-19 resurgence in Mainland China. Foreign currency had an unfavorable impact of 5% and 4% on Greater China revenues in the three and six months ended September 2022, respectively.
International revenues were 49% of total revenues in both the three-month periods ended September 2022 and 2021, and 47% and 48% of total revenues in the six-month periods ended September 2022 and 2021, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues decreased 4% and 5% in the three and six months ended September 2022, respectively, compared to the 2021 periods, including a 5% and 4% unfavorable impact from foreign currency in the respective periods.
VF's e-commerce business decreased 7% and 13% during the three and six months ended September 2022, respectively, including a 6% and 5% unfavorable impact from foreign currency in the respective periods.
Revenues from VF-operated retail stores decreased 3% during the three months ended September 2022 driven by a 4%
unfavorable impact from foreign currency in the period, and revenues were flat for the six months ended September 2022, including a 3% unfavorable impact from foreign currency. There were 1,283 VF-operated retail stores at September 2022 compared to 1,358 at September 2021.
Direct-to-consumer revenues were 37% of total revenues in both the three-month periods ended September 2022 and 2021, and 40% and 42% of total revenues in the six-month periods ended September 2022 and 2021, respectively.

37 VF Corporation Q2 FY23 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at September 2022 compared to March 2022:

•Increase in accounts receivable — primarily due to the seasonality of the business and timing of wholesale shipments.
•Increase in inventories — driven by increased in-transit inventory resulting from the modification of terms with the majority of our suppliers to take ownership of inventory near point of shipment rather than destination, the seasonality of the business and softening consumer demand.
•Increase in other current assets — primarily due to an increase in derivative assets resulting from unrealized gains on foreign currency exchange contracts.
•Decrease in intangible assets — primarily due to a $192.9 million impairment charge related to the Supreme® indefinite-lived trademark intangible asset recorded in the three months ended September 2022.
•Decrease in goodwill — primarily due to a $229.0 million goodwill impairment charge related to the Supreme reporting unit recorded in the three months ended September 2022.
•Increase in short-term borrowings — primarily due to an increase in commercial paper borrowings to support working capital requirements.
•Increase in the current portion of long-term debt — due to the reclassification of €850.0 million ($831.2 million) of long-term notes due in September 2023, partially offset by the repayment of $500.0 million of long-term notes in April 2022.
•Increase in accounts payable — primarily due to the increase of in-transit inventory.
•Decrease in long-term debt — due to the reclassification of €850.0 million ($831.2 million) of long-term notes due in September 2023.

The following discussion refers to significant changes in balances at September 2022 compared to September 2021:
•Increase in inventories — driven by increased in-transit inventory resulting from the modification of terms with the majority of our suppliers to take ownership of inventory near point of shipment rather than destination, a rebuild of inventory levels given supply chain disruption and softening consumer demand.
•Increase in other current assets — primarily due to an increase in derivative assets resulting from unrealized gains on foreign currency exchange contracts.
•Decrease in intangible assets — primarily due to a $192.9 million impairment charge related to the Supreme® indefinite-lived trademark intangible asset recorded in the three months ended September 2022.
•Decrease in goodwill — primarily due to a $229.0 million goodwill impairment charge related to the Supreme reporting unit recorded in the three months ended September 2022.
•Increase in short-term borrowings — primarily due to an increase in commercial paper borrowings to support working capital requirements.
•Decrease in the current portion of long-term debt — due to the early redemption of $500.0 million in December 2021 and repayment of the remaining $500.0 million of long-term notes in April 2022, which is partially offset by the reclassification of €850.0 million ($831.2 million) of long-term notes due in September 2023.
•Increase in accounts payable — primarily due to the increase of in-transit inventory.
•Decrease in long-term debt — due to the reclassification of €850.0 million ($831.2 million) of long-term notes due in September 2023.
•Decrease in other liabilities — primarily due to a decrease in the accrual for unrecognized tax benefits and other accrued income taxes resulting from the reclassification to accrued liabilities.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	September	March	September
(Dollars in millions)	2022	2022	2021
Working capital	$342.3	$1,272.7	$1,585.5
Current ratio	1.1 to 1	1.4 to 1	1.5 to 1
Net debt to total capital	68.9%	61.0%	62.0%

The decrease in the current ratio at September 2022 compared to both March 2022 and September 2021 was primarily due to a net increase in current liabilities driven by higher short-term borrowings and accounts payable, partially offset by a net increase in current assets driven by higher inventories for the periods compared as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at September 2022 compared to March 2022 and September 2021 was primarily driven by an increase in net debt to support working capital demands at September 2022 and a decrease in stockholders' equity for the periods compared.
VF Corporation Q2 FY23 Form 10-Q 38

The increase in net debt was primarily attributed to the increase in short-term borrowings, as discussed in the "Consolidated Balance Sheet" section above. The decrease in stockholders' equity as of September 2022 compared to March 2022 was primarily driven by payments of dividends and net losses in the period, and the decrease compared to September 2021 was primarily due to payments of dividends and share repurchases, partially offset by net income in the period.
VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the calendar year. VF's additional sources of liquidity include available borrowing capacity against its Global Credit Facility and term debt facility, available cash balances and international lines of credit.
In summary, our cash flows from continuing operations were as follows:

	Six Months Ended September

(In thousands)	2022	2021
Cash used by operating activities	$(913,957)	$(177,227)
Cash provided (used) by investing activities	(131,704)	1,052,885
Cash provided (used) by financing activities	408,764	(359,853)

Cash Used by Operating Activities
Cash flows related to operating activities are dependent on net income (loss), adjustments to net income (loss) and changes in working capital. The increase in cash used by operating activities in the six months ended September 2022 compared to September 2021 is primarily due to an increase in net cash used by working capital and lower earnings for the periods compared.
Cash Provided (Used) by Investing Activities
The decrease in cash provided by investing activities in the six months ended September 2022 was primarily due to $616.5 million of net proceeds from the sale of the Occupational Workwear business and $598.8 million of proceeds from sale of short-term investments in the six months ended September 2021. Capital expenditures decreased $54.6 million and software purchases increased $5.7 million in the six months ended September 2022 compared to the 2021 period.
Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities during the six months ended September 2022 was primarily due to a net increase in short-term borrowings of $1.4 billion for the periods compared, which was partially offset by a $500.0 million payment of long-term debt, the $57.0 million payment of Supreme contingent consideration and a $27.9 million decrease in net proceeds from the issuance of Common Stock for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the six months ended September 2022 or the six months ended September 2021 under the share repurchase program authorized by VF's Board of Directors.
As of the end of September 2022, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF will continue to evaluate its use of capital, giving priority to investments in organic growth, business acquisitions and direct shareholder return in the form of dividends and share repurchases.
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
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash. As of September 2022, the covenant calculation excludes consolidated operating lease liabilities. As of September 2022, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were $1.7 billion in commercial paper borrowings as of September 2022. Standby letters of credit issued as of September 2022 were $24.9 million, leaving approximately $539.9 million available for borrowing against the Global Credit Facility at September 2022. Additionally, VF had $552.8 million of cash and equivalents at September 2022.
VF has $94.8 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $7.5 million at September 2022.
39 VF Corporation Q2 FY23 Form 10-Q

Maturity
On April 25, 2022, VF repaid the remaining $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022, in accordance with the terms of the notes.
Term Debt Facility
On August 11, 2022, the Company entered into a delayed draw Term Loan Agreement (the “DDTL Agreement”). Under the DDTL Agreement, the lenders have agreed to provide up to three separate delayed draw term loans (each, a “Delayed Draw”) to the Company in an aggregate principal amount of up to $1.0 billion (which may be increased to $1.1 billion subject to the terms and conditions of the DDTL Agreement). The DDTL Agreement has a stated termination date of the earlier of December 30, 2024 or the two-year anniversary of the latest Delayed Draw under the DDTL Agreement. Subject to the terms and conditions of the DDTL Agreement, the Company may request extensions of the stated termination date. Any commitments of the lenders to provide Delayed Draws that remain undrawn will automatically terminate on December 30, 2022.
VF completed its first draw under the DDTL Agreement of $800.0 million on October 18, 2022, which will mature no later than December 30, 2024.
Supply Chain Financing Program
During the first quarter of Fiscal 2023, VF reinstated its voluntary supply chain finance ("SCF") program. The SCF program enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which VF receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. Amounts due to suppliers who voluntarily participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. VF has been informed by the participating financial institutions that amounts payable to them for suppliers who voluntarily participated in the SCF program and included in the accounts payable line item in VF's Consolidated Balance Sheet was $201.2 million at September 2022. The amounts settled through the SCF program during the three and six months ended September 2022 were $417.2 million and $432.2 million, respectively.
During the three months ended September 2022, VF extended its payment terms with eligible suppliers under the SCF program. The extended payment terms are expected to have a positive impact on Fiscal 2023 cash flows from operating activities; however, the change is not expected to have a material impact on VF's long-term overall liquidity or capital resources.
Rating Agencies
VF’s credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2022, VF’s long-term debt ratings were ‘A-’ by Standard & Poor’s ("S&P") Global Ratings and ‘Baa1’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively. VF's credit rating outlook was revised to 'negative' from 'stable' by S&P in June 2022 and Moody's in October 2022. On October 31, 2022, S&P downgraded VF's long-term debt rating to 'BBB+', while maintaining VF's commercial paper rating of 'A-2' and credit rating outlook of 'negative'.
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
Dividends
The Company paid cash dividends of $0.50 per share and $1.00 per share during the three and six months ended September 2022, respectively, and the Company has declared a cash dividend of $0.51 per share that is payable in the third quarter of Fiscal 2023. Subject to approval by its Board of Directors, VF intends to continue to pay its regularly scheduled dividend.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2022 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2022 that would require the use of funds. As of September 2022, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2022 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $1.3 billion at the end of September 2022 primarily due to changes in terms with suppliers that increased in-transit inventory and the timing of fulfilled orders following periods of supply chain disruption.
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which will be recorded as a tax receivable based on the technical merits of our position with regards to the case. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this tax receivable will not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could
VF Corporation Q2 FY23 Form 10-Q 40

be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730 million.
There continues to be uncertainty about the duration and extent of the impact of the challenging macroeconomic environment and COVID-19 pandemic. However, management believes that VF has sufficient liquidity and flexibility to operate during and after the disruptions caused by the challenging macroeconomic environment and COVID-19 pandemic, and meet its current and long-term obligations as they become due.

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently issued accounting standards.

41 VF Corporation Q2 FY23 Form 10-Q

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
Refer to Note 16 for additional detail of critical accounting estimates during the three months ended September 2022, which were associated with impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus (COVID-19) global pandemic; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; intense competition from online retailers and other direct-to-consumer business risks; third-party manufacturing and product innovation; increasing pressure on margins; VF’s ability to implement its business strategy; VF’s ability to grow its international, direct-to-consumer and digital businesses; VF's ability to transform its model to be more consumer-minded, retail-centric and hyper-digital; retail industry changes and challenges; VF's ability to create and maintain an agile and efficient operating model and organizational structure; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; the risk that VF’s facilities and systems and those of our third-party service providers may be vulnerable to and unable to anticipate or detect data or information security breaches and data or financial loss; VF’s ability to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF's ability to recruit, develop or retain qualified employees; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment such as the recent impairment charges related to the Supreme® reporting unit goodwill and indefinite-lived trademark intangible asset; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions and integrate acquisitions; business resiliency in response to natural or man-made economic, political or environmental disruptions; changes in tax laws and additional tax liabilities, including the timing of income inclusion associated with our acquisition of the Timberland® brand in 2011; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflict in Ukraine; changes to laws and regulations; adverse or unexpected weather conditions; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; climate change and increased focus on environmental, social and governance issues; and tax risks associated with the spin-off of our Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.
VF Corporation Q2 FY23 Form 10-Q 42

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
43 VF Corporation Q2 FY23 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
See Note 19 - Contingencies within Part I, Item 1 of this Form 10-Q for a discussion regarding pending material legal proceedings. Except as otherwise noted, there have been no material developments in such legal proceedings. For previously reported information about material legal proceedings, refer to Part I, "Item 3. Legal Proceedings,” of our Fiscal 2022 Form 10-K.
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

BUSINESS AND OPERATIONAL RISKS
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
Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges, such as the recent impairment charges related to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset (see Note 16 within Part I, Item 1 of this Form 10-Q). We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities are not accurate, we may be exposed to losses that may be material.

FINANCIAL RISKS
VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, such as the recent impairment charges related to the Supreme® reporting unit goodwill and indefinite-lived trademark intangible asset.
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
During the fiscal quarter ended October 1, 2022, due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, VF determined that a triggering event had occurred requiring impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded impairment charges of $229.0 million and $192.9 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively. The impairment primarily related to an increase in the market-based discount rates used in the valuations and the negative impact of foreign currency exchange rate changes on financial projections.
It is possible that we could have another impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in Fiscal 2023 or future years vary from our current assumptions (including changes in discount rates), (ii) business conditions or our strategies for a specific business unit change from our current assumptions, (iii)
VF Corporation Q2 FY23 Form 10-Q 44

investors require higher rates of return on equity investments in the marketplace, or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended October 1, 2022 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Second Quarter Fiscal 2023	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
July 3 - July 30, 2022	—	$—	—	$2,486,971,057
July 31 - August 27, 2022	—	—	—	2,486,971,057
August 28 - October 1, 2022	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for investments in organic growth and business acquisitions, VF’s Common Stock price and levels of stock option exercises.

ITEM 6 — EXHIBITS.

10.1	Term Loan Agreement by and among V.F. Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A, PNC Bank National Association, TD Securities (USA) LLC, Truist Securities, Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Syndication Agent, and PNC Bank National Association, TD Bank, N.A., Truist Bank and U.S. Bank National Association, as Documentation Agents, dated August 11, 2022. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by VF with the SEC on August 11, 2022)

31.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Matthew H. Puckett, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Steven E. Rendle, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Matthew H. Puckett, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
45 VF Corporation Q2 FY23 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Matthew H. Puckett
Matthew H. Puckett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2022	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
VF Corporation Q2 FY23 Form 10-Q 46