Form 10-Q
period 2022-12-31
V F CORP
filed 2023-02-08
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On January 28, 2023, there were 388,656,848 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	December 2022	March 2022	December 2021
ASSETS
Current assets
Cash and equivalents	$571,347	$1,275,943	$1,333,839
Accounts receivable, less allowance for doubtful accounts of: December 2022 - $29,087; March 2022 - $27,959; December 2021 - $33,363	1,564,957	1,467,842	1,495,859
Inventories	2,591,915	1,418,673	1,287,210
Other current assets	515,763	425,622	483,738
Total current assets	5,243,982	4,588,080	4,600,646
Property, plant and equipment, net	932,663	1,041,777	1,049,691
Intangible assets, net	2,790,512	3,000,351	3,010,517
Goodwill	2,142,401	2,393,807	2,409,260
Operating lease right-of-use assets	1,293,041	1,247,056	1,302,545
Other assets	1,910,698	1,071,137	1,163,663
TOTAL ASSETS	$14,313,297	$13,342,208	$13,536,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$901,668	$335,462	$106,010
Current portion of long-term debt	910,616	501,051	500,915
Accounts payable	906,340	562,992	559,716
Accrued liabilities	1,827,610	1,915,892	2,057,237
Total current liabilities	4,546,234	3,315,397	3,223,878
Long-term debt	4,617,441	4,584,261	4,646,379
Operating lease liabilities	1,068,744	1,023,759	1,093,013
Other liabilities	761,246	888,436	919,652
Total liabilities	10,993,665	9,811,853	9,882,922
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at December 2022, March 2022 or December 2021	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at December 2022 - 388,660,385; March 2022 - 388,298,375; December 2021 - 388,885,032	97,165	97,075	97,221
Additional paid-in capital	3,766,304	3,916,384	3,884,935
Accumulated other comprehensive income (loss)	(929,588)	(926,579)	(937,457)
Retained earnings	385,751	443,475	608,701
Total stockholders’ equity	3,319,632	3,530,355	3,653,400
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,313,297	$13,342,208	$13,536,322

See notes to consolidated financial statements.

3 VF Corporation Q3 FY23 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2022	2021	2022	2021
Net revenues	$3,530,667	$3,624,384	$8,872,862	$9,017,176
Costs and operating expenses
Cost of goods sold	1,593,048	1,592,604	4,134,207	4,027,601
Selling, general and administrative expenses	1,421,586	1,353,338	3,828,157	3,549,763
Impairment of goodwill and intangible assets	—	—	421,922	—
Total costs and operating expenses	3,014,634	2,945,942	8,384,286	7,577,364
Operating income	516,033	678,442	488,576	1,439,812
Interest income	3,914	606	6,020	4,266
Interest expense	(54,144)	(33,994)	(121,415)	(104,799)
Loss on debt extinguishment	—	(3,645)	—	(3,645)
Other income (expense), net	(9,901)	(95)	(113,895)	16,495
Income from continuing operations before income taxes	455,902	641,314	259,286	1,352,129
Income tax expense (benefit)	(51,966)	123,513	(74,190)	216,303
Income from continuing operations	507,868	517,801	333,476	1,135,826
Income from discontinued operations, net of tax	—	—	—	170,273
Net income	$507,868	$517,801	$333,476	$1,306,099
Earnings per common share - basic
Continuing operations	$1.31	$1.33	$0.86	$2.90
Discontinued operations	—	—	—	0.44
Total earnings per common share - basic	$1.31	$1.33	$0.86	$3.34
Earnings per common share - diluted
Continuing operations	$1.31	$1.32	$0.86	$2.89
Discontinued operations	—	—	—	0.43
Total earnings per common share - diluted	$1.31	$1.32	$0.86	$3.32
Weighted average shares outstanding
Basic	387,739	390,430	387,663	391,187
Diluted	388,192	392,495	388,357	393,547

See notes to consolidated financial statements.
VF Corporation Q3 FY23 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands)	2022	2021	2022	2021
Net income	$507,868	$517,801	$333,476	$1,306,099
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(1,506)	(15,757)	(74,924)	5,100
Income tax effect	43,475	(9,954)	(15,321)	(17,758)
Defined benefit pension plans
Current period actuarial gains (losses)	(1,307)	514	(15,449)	(3,938)
Amortization of net deferred actuarial losses	3,858	2,858	11,532	8,569
Amortization of deferred prior service credits	(112)	(117)	(335)	(352)
Reclassification of net actuarial loss from settlement charges	695	5,660	93,597	6,684
Income tax effect	(935)	(2,251)	(23,401)	(2,187)
Derivative financial instruments
Gains (losses) arising during the period	(119,635)	14,185	82,480	43,983
Income tax effect	17,970	(2,224)	(13,761)	(8,010)
Reclassification of net (gains) losses realized	(32,905)	12,439	(56,053)	45,984
Income tax effect	4,979	(1,976)	8,626	(6,532)
Other comprehensive income (loss)	(85,423)	3,377	(3,009)	71,543
Comprehensive income	$422,445	$521,178	$330,467	$1,377,642

See notes to consolidated financial statements.
5 VF Corporation Q3 FY23 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$333,476	$1,306,099
Income from discontinued operations, net of tax	—	170,273
Income from continuing operations, net of tax	333,476	1,135,826
Adjustments to reconcile net income to cash provided (used) by operating activities:
Impairment of goodwill and intangible assets	421,922	—
Depreciation and amortization	192,174	199,652
Reduction in the carrying amount of right-of-use assets	280,845	309,588
Stock-based compensation	47,714	65,833
Provision for doubtful accounts	1,231	3,143
Pension expense in excess of (less than) contributions	83,278	(27,514)
Loss on extinguishment of debt	—	3,645
Other, net	10,740	(291,054)
Changes in operating assets and liabilities:
Accounts receivable	(120,081)	(214,644)
Inventories	(1,200,438)	(237,285)
Accounts payable	352,047	99,565
Income taxes	(1,178,547)	219,097
Accrued liabilities	173,148	250,170
Operating lease right-of-use assets and liabilities	(290,679)	(342,322)
Other assets and liabilities	59,698	(382,410)
Cash provided (used) by operating activities - continuing operations	(833,472)	791,290
Cash provided by operating activities - discontinued operations	—	6,090
Cash provided (used) by operating activities	(833,472)	797,380
INVESTING ACTIVITIES
Business acquisitions, net of cash received	—	3,760
Proceeds from sale of businesses, net of cash sold	—	616,529
Proceeds from sale of short-term investments	—	598,806
Capital expenditures	(130,214)	(214,220)
Software purchases	(75,460)	(63,758)
Other, net	(1,159)	12,819
Cash provided (used) by investing activities - continuing operations	(206,833)	953,936
Cash used by investing activities - discontinued operations	—	(525)
Cash provided (used) by investing activities	(206,833)	953,411
FINANCING ACTIVITIES
Contingent consideration payment	(56,976)	—
Net increase in short-term borrowings	566,206	94,958
Payments on long-term debt	(500,786)	(503,943)
Payment of debt issuance costs	(819)	(2,415)
Proceeds from long-term debt	1,000,000	—
Share repurchases	—	(299,999)
Cash dividends paid	(586,335)	(579,194)
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	(2,571)	32,929
Cash provided (used) by financing activities	418,719	(1,257,664)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(82,512)	(9,339)
Net change in cash, cash equivalents and restricted cash	(704,098)	483,788
Cash, cash equivalents and restricted cash – beginning of year	1,277,082	851,205
Cash, cash equivalents and restricted cash – end of period	$572,984	$1,334,993
Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q3 FY23 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2022	2021
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$571,347	$1,333,839
Other current assets	1,511	1,124
Other assets	126	30
Total cash, cash equivalents and restricted cash	$572,984	$1,334,993

See notes to consolidated financial statements.
7 VF Corporation Q3 FY23 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 2022
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2022	388,569,062	$97,142	$3,952,786	$(844,165)	$(120,127)	$3,085,636
Net income	—	—	—	—	507,868	507,868
Dividends on Common Stock ($0.51 per share)	—	—	(198,051)	—	—	(198,051)
Stock-based compensation, net	91,323	23	11,569	—	(1,990)	9,602
Foreign currency translation and other	—	—	—	41,969	—	41,969
Defined benefit pension plans	—	—	—	2,199	—	2,199
Derivative financial instruments	—	—	—	(129,591)	—	(129,591)
Balance, December 2022	388,660,385	$97,165	$3,766,304	$(929,588)	$385,751	$3,319,632

	Three Months Ended December 2021
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2021	392,758,016	$98,190	$3,854,687	$(940,834)	$586,438	$3,598,481
Net income	—	—	—	—	517,801	517,801
Dividends on Common Stock ($0.50 per share)	—	—	—	—	(194,767)	(194,767)
Share repurchases	(4,029,722)	(1,007)	—	—	(298,992)	(299,999)
Stock-based compensation, net	156,738	38	30,248	—	(1,779)	28,507
Foreign currency translation and other	—	—	—	(25,711)	—	(25,711)
Defined benefit pension plans	—	—	—	6,664	—	6,664
Derivative financial instruments	—	—	—	22,424	—	22,424
Balance, December 2021	388,885,032	$97,221	$3,884,935	$(937,457)	$608,701	$3,653,400

Continued on next page.

See notes to consolidated financial statements.

VF Corporation Q3 FY23 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended December 2022
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2022	388,298,375	$97,075	$3,916,384	$(926,579)	$443,475	$3,530,355
Net income	—	—	—	—	333,476	333,476
Dividends on Common Stock ($1.51 per share)	—	—	(203,394)	—	(382,941)	(586,335)
Stock-based compensation, net	362,010	90	53,314	—	(8,259)	45,145
Foreign currency translation and other	—	—	—	(90,245)	—	(90,245)
Defined benefit pension plans	—	—	—	65,944	—	65,944
Derivative financial instruments	—	—	—	21,292	—	21,292
Balance, December 2022	388,660,385	$97,165	$3,766,304	$(929,588)	$385,751	$3,319,632

	Nine Months Ended December 2021
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2021	391,941,477	$97,985	$3,777,645	$(1,009,000)	$189,534	$3,056,164
Net income	—	—	—	—	1,306,099	1,306,099
Dividends on Common Stock ($1.48 per share)	—	—	(2,597)	—	(576,597)	(579,194)
Share repurchases	(4,029,722)	(1,007)	—	—	(298,992)	(299,999)
Stock-based compensation, net	973,277	243	109,887	—	(11,343)	98,787
Foreign currency translation and other	—	—	—	(12,658)	—	(12,658)
Defined benefit pension plans	—	—	—	8,776	—	8,776
Derivative financial instruments	—	—	—	75,425	—	75,425
Balance, December 2021	388,885,032	$97,221	$3,884,935	$(937,457)	$608,701	$3,653,400

See notes to consolidated financial statements.
9 VF Corporation Q3 FY23 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q3 FY23 Form 10-Q 10

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 3, 2022 through April 1, 2023 ("Fiscal 2023"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2023. For presentation purposes herein, all references to periods ended December 2022 and December 2021 relate to the fiscal periods ended on December 31, 2022 and January 1, 2022, respectively. References to March 2022 relate to information as of April 2, 2022.
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2022 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended December 2022 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2023. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended April 2, 2022 (“Fiscal 2022 Form 10-K”).

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
Significant Accounting Policies
Supply Chain Financing Program
During the first quarter of Fiscal 2023, VF reinstated its voluntary supply chain finance ("SCF") program. The SCF program enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which VF receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. Amounts due to suppliers who voluntarily participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. VF has been informed by the participating financial institutions that amounts payable to them for suppliers who voluntarily participated in the SCF program and included in the accounts payable line item in VF's Consolidated Balance Sheet was $159.9 million at December 2022. The amounts settled through the SCF program during the three and nine months ended December 2022 were $333.8 million and $766.0 million, respectively.
There have been no other changes to the Company's significant accounting policies described in Note 1 to the consolidated financial statements included in the Fiscal 2022 Form 10-K.
11 VF Corporation Q3 FY23 Form 10-Q

NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Issued Accounting Standards
In March 2020, January 2021 and December 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope" and ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", respectively. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and can be adopted no later than December 31, 2024. The Company does not expect this guidance to have a material impact on VF's consolidated financial statements.
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
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	December 2022	March 2022	December 2021
Contract assets (a)	$1,273	$1,065	$1,425
Contract liabilities (b)	80,456	71,067	73,890
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three and nine months ended December 2022, the Company recognized $79.2 million and $239.8 million, respectively, of revenue that was included in the contract liability balance during the period, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of December 2022, the Company expects to recognize $73.9 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of December 2022, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the three and nine months ended December 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
VF Corporation Q3 FY23 Form 10-Q 12

Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended December 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$973,292	$401,521	$198,956	$—	$1,573,769
Direct-to-consumer	1,023,428	850,167	63,773	—	1,937,368
Royalty	6,325	6,994	6,211	—	19,530
Total	$2,003,045	$1,258,682	$268,940	$—	$3,530,667

Geographic revenues
Americas	$1,110,134	$766,394	$217,408	$—	$2,093,936
Europe	643,740	312,857	26,752	—	983,349
Asia-Pacific	249,171	179,431	24,780	—	453,382
Total	$2,003,045	$1,258,682	$268,940	$—	$3,530,667

	Three Months Ended December 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$960,020	$448,690	$215,023	$279	$1,624,012
Direct-to-consumer	964,016	956,393	61,077	—	1,981,486
Royalty	4,391	5,494	9,001	—	18,886
Total	$1,928,427	$1,410,577	$285,101	$279	$3,624,384

Geographic revenues
Americas	$1,040,827	$862,524	$229,109	$279	$2,132,739
Europe	651,252	333,415	18,631	—	1,003,298
Asia-Pacific	236,348	214,638	37,361	—	488,347
Total	$1,928,427	$1,410,577	$285,101	$279	$3,624,384

	Nine Months Ended December 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,602,744	$1,524,712	$608,972	$148	$4,736,576
Direct-to-consumer	1,710,437	2,226,870	145,274	—	4,082,581
Royalty	13,816	21,155	18,734	—	53,705
Total	$4,326,997	$3,772,737	$772,980	$148	$8,872,862

Geographic revenues
Americas	$2,325,405	$2,282,005	$625,565	$148	$5,233,123
Europe	1,447,353	994,783	68,255	—	2,510,391
Asia-Pacific	554,239	495,949	79,160	—	1,129,348
Total	$4,326,997	$3,772,737	$772,980	$148	$8,872,862
13 VF Corporation Q3 FY23 Form 10-Q

	Nine Months Ended December 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,426,963	$1,600,238	$693,910	$557	$4,721,668
Direct-to-consumer	1,614,783	2,488,454	144,029	—	4,247,266
Royalty	11,056	16,126	21,060	—	48,242
Total	$4,052,802	$4,104,818	$858,999	$557	$9,017,176

Geographic revenues
Americas	$2,139,763	$2,412,228	$689,191	$557	$5,241,739
Europe	1,406,329	1,051,301	58,247	—	2,515,877
Asia-Pacific	506,710	641,289	111,561	—	1,259,560
Total	$4,052,802	$4,104,818	$858,999	$557	$9,017,176
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
On June 28, 2021, VF completed the sale of the Occupational Workwear business. The Company has received proceeds of $616.9 million, net of cash sold, resulting in a final after-tax gain on sale of $146.0 million, of which $145.6 million was included in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the nine months ended December 2021.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations were income of $170.3 million (including an estimated after-tax gain on sale of $145.6 million) for the nine months ended December 2021.
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

	Nine Months Ended December

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
(b)There was no activity during the three months ended December 2022 and 2021.
VF Corporation Q3 FY23 Form 10-Q 14

NOTE 5 — INVENTORIES

(In thousands)	December 2022	March 2022	December 2021
Finished products	$2,535,759	$1,353,483	$1,218,099
Work-in-process	41,307	50,774	49,933
Raw materials	14,849	14,416	19,178
Total inventories	$2,591,915	$1,418,673	$1,287,210
During the first quarter of Fiscal 2023, the Company modified terms with the majority of its suppliers to take ownership of inventory near point of shipment rather than destination. Finished products included $509.3 million, $67.7 million and $94.2 million of in-transit inventory as of December 2022, March 2022 and December 2021, respectively.
NOTE 6 — INTANGIBLE ASSETS

			December 2022			March 2022
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$261,365	$169,401	$91,964	$103,703
Indefinite-lived intangible assets:
Trademarks and trade names					2,698,548	2,896,648
Intangible assets, net					$2,790,512	$3,000,351
During the second quarter of Fiscal 2023, VF performed an interim impairment analysis of the Supreme® indefinite-lived trademark intangible asset and recorded an impairment charge of $192.9 million to reduce the carrying value to fair value. Refer to Note 16 for additional information on fair value measurements.
Amortization expense for the three and nine months ended December 2022 was $3.5 million and $10.6 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2023 is $14.4 million, $13.9 million, $13.3 million, $12.4 million and $11.9 million, respectively.
NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2022	$660,786	$1,619,121	$113,900	$2,393,807
Impairment charge	—	(229,044)	—	(229,044)
Currency translation	(7,017)	(14,507)	(838)	(22,362)
Balance, December 2022	$653,769	$1,375,570	$113,062	$2,142,401
During the second quarter of Fiscal 2023, VF performed an interim impairment analysis of the Supreme reporting unit and recorded an impairment charge of $229.0 million. The Supreme reporting unit is part of the Active segment. Refer to Note 16 for additional information on fair value measurements.
Accumulated impairment charges for the Outdoor and Active segments were $323.3 million and $229.0 million as of December 2022, respectively, and $323.3 million for the Outdoor segment as of March 2022.
15 VF Corporation Q3 FY23 Form 10-Q

NOTE 8 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and impairment. Components of lease cost were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2022	2021	2022	2021
Operating lease cost	$103,127	$105,888	$306,259	$329,548
Other lease cost	37,784	34,092	104,960	84,522
Total lease cost	$140,911	$139,980	$411,219	$414,070

During the nine months ended December 2022 and 2021, the Company paid $315.0 million and $357.9 million for operating leases, respectively. During the nine months ended December 2022 and 2021, the Company obtained $356.1 million and $147.2 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 9 — LONG-TERM DEBT
Term Debt Facility
On August 11, 2022, the Company entered into a delayed draw Term Loan Agreement (the “DDTL Agreement”). Under the DDTL Agreement, the lenders agreed to provide up to three separate delayed draw term loans (each, a "Delayed Draw”) to the Company in an aggregate principal amount of up to $1.0 billion (which may be increased to $1.1 billion subject to the terms and conditions of the DDTL Agreement). The DDTL Agreement has a termination date of December 14, 2024.
Subject to the terms and conditions of the DDTL Agreement, the Company may request extensions of the termination date. Interest on the borrowings under the DDTL Agreement will generally be at Term Secured Overnight Financing Rate ("SOFR"), plus a 10 basis point credit spread adjustment, plus a margin. The margin ranges from 0.70% to 0.875% per annum based on the Company’s credit ratings. The Company is permitted at any time to prepay outstanding Delayed Draws without premium or penalty.
During the three months ended December 2022, VF completed two draws under the DDTL Agreement totaling $1.0 billion, all of which will mature on December 14, 2024. In connection with the draws, VF elected a base rate of one-month Term SOFR. The weighted average interest rate at December 2022 was 5.17%.
NOTE 10 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2022	2021	2022	2021
Service cost – benefits earned during the period	$2,632	$3,547	$7,904	$10,737
Interest cost on projected benefit obligations	10,754	9,332	34,065	28,174
Expected return on plan assets	(14,752)	(19,347)	(48,364)	(58,100)
Settlement charges	695	5,660	93,597	6,684
Amortization of deferred amounts:
Net deferred actuarial losses	3,858	2,858	11,532	8,569
Deferred prior service credits	(112)	(117)	(335)	(352)
Net periodic pension cost (income)	$3,075	$1,933	$98,399	$(4,288)
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
VF contributed $15.1 million to its defined benefit plans during the nine months ended December 2022, and intends to make approximately $6.2 million of contributions during the remainder of Fiscal 2023.
In the first quarter of Fiscal 2023, VF entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract relating to approximately $330 million of the U.S. qualified defined benefit pension plan obligations. The transaction closed on June 30, 2022 and was funded entirely by existing assets of the plan. Under the group annuity contract, Prudential assumed responsibility for benefit payments and annuity administration for approximately 17,700 retirees and beneficiaries. The transaction will not change the amount or timing of monthly retirement benefit payments. VF recorded a $91.8 million
VF Corporation Q3 FY23 Form 10-Q 16

settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations during the nine months ended December 2022 to recognize the related deferred actuarial losses in accumulated other comprehensive income (“OCI”). Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate. The discount rate used to determine the pension obligation as of June 2022 was 4.93%.
Additionally, VF recorded $0.7 million and $1.8 million in settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the three and nine months ended December 2022, respectively, as well as $5.7 million and $6.7 million for the three and nine months ended December 2021, respectively. The settlement charges related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate. The discount rate used to determine the supplemental defined benefit pension obligation as of December 2022 and September 2022 was 5.58% and 5.71%, respectively.
NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
During the nine months ended December 2022, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of December 2022, March 2022 or December 2021. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
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

(In thousands)	December 2022	March 2022	December 2021
Foreign currency translation and other	$(841,877)	$(751,632)	$(712,831)
Defined benefit pension plans	(164,346)	(230,290)	(248,971)
Derivative financial instruments	76,635	55,343	24,345
Accumulated other comprehensive income (loss)	$(929,588)	$(926,579)	$(937,457)
The changes in accumulated OCI, net of related taxes, were as follows:

	Three Months Ended December 2022
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2022	$(883,846)	$(166,545)	$206,226	$(844,165)
Other comprehensive income (loss) before reclassifications	41,969	(850)	(101,665)	(60,546)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,049	(27,926)	(24,877)
Net other comprehensive income (loss)	41,969	2,199	(129,591)	(85,423)
Balance, December 2022	$(841,877)	$(164,346)	$76,635	$(929,588)
17 VF Corporation Q3 FY23 Form 10-Q

	Three Months Ended December 2021
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2021	$(687,120)	$(255,635)	$1,921	$(940,834)
Other comprehensive income (loss) before reclassifications	(25,711)	383	11,961	(13,367)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,281	10,463	16,744
Net other comprehensive income (loss)	(25,711)	6,664	22,424	3,377
Balance, December 2021	$(712,831)	$(248,971)	$24,345	$(937,457)

	Nine Months Ended December 2022
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2022	$(751,632)	$(230,290)	$55,343	$(926,579)
Other comprehensive income (loss) before reclassifications	(90,245)	(11,226)	68,719	(32,752)
Amounts reclassified from accumulated other comprehensive income (loss)	—	77,170	(47,427)	29,743
Net other comprehensive income (loss)	(90,245)	65,944	21,292	(3,009)
Balance, December 2022	$(841,877)	$(164,346)	$76,635	$(929,588)

	Nine Months Ended December 2021
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2021	$(700,173)	$(257,747)	$(51,080)	$(1,009,000)
Other comprehensive income (loss) before reclassifications	(12,658)	(2,355)	35,973	20,960
Amounts reclassified from accumulated other comprehensive income (loss)	—	11,131	39,452	50,583
Net other comprehensive income (loss)	(12,658)	8,776	75,425	71,543
Balance, December 2021	$(712,831)	$(248,971)	$24,345	$(937,457)
VF Corporation Q3 FY23 Form 10-Q 18

Reclassifications out of accumulated OCI were as follows:

(In thousands)		Three Months Ended December		Nine Months Ended December
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations

		2022	2021	2022	2021
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(3,858)	$(2,858)	$(11,532)	$(8,569)
Deferred prior service credits	Other income (expense), net	112	117	335	352
Pension settlement charges	Other income (expense), net	(695)	(5,660)	(93,597)	(6,684)
Total before tax		(4,441)	(8,401)	(104,794)	(14,901)
Tax benefit		1,392	2,120	27,624	3,770
Net of tax		(3,049)	(6,281)	(77,170)	(11,131)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(2,759)	(9,284)	(18,243)	(16,045)
Foreign exchange contracts	Cost of goods sold	27,019	(3,974)	44,780	(26,644)
Foreign exchange contracts	Selling, general and administrative expenses	1,816	688	5,380	(418)
Foreign exchange contracts	Other income (expense), net	6,802	104	24,055	(2,958)
Interest rate contracts	Interest expense	27	27	81	81
Total before tax		32,905	(12,439)	56,053	(45,984)
Tax (expense) benefit		(4,979)	1,976	(8,626)	6,532
Net of tax		27,926	(10,463)	47,427	(39,452)
Total reclassifications for the period, net of tax		$24,877	$(16,744)	$(29,743)	$(50,583)
NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the nine months ended December 2022, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 2,472,423 shares of its Common Stock at a weighted average exercise price of $45.15 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest and become exercisable in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Nine Months Ended December 2022
Expected volatility	30% to 45%
Weighted average expected volatility	39%
Expected term (in years)	6.0 to 7.8
Weighted average dividend yield	2.9%
Risk-free interest rate	1.53% to 4.75%
Weighted average fair value at date of grant	$13.48

During the nine months ended December 2022, VF granted 364,192 performance-based restricted stock units ("RSUs") to employees that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The weighted average fair market value of VF Common Stock at the dates the units were granted was $45.23 per share. Each performance-based RSU has a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The financial targets include 50%
weighting based on VF's revenue growth and 50% weighting based on VF's gross margin performance over the three-year period compared to financial targets. Additionally, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's total shareholder return ("TSR") over the three-year period compares to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $3.46 per share.
19 VF Corporation Q3 FY23 Form 10-Q

During the nine months ended December 2022, VF granted 21,471 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The weighted average fair market value of VF Common Stock at the dates the units were granted was $45.29 per share.
In addition, VF granted 933,767 nonperformance-based RSUs to employees during the nine months ended December 2022. These units generally vest over periods up to four years from the date of grant and each unit entitles the holder to one share of VF
Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $40.08 per share.
VF also granted 125,981 restricted shares of VF Common Stock to members of management during the nine months ended December 2022. These shares vest over periods up to four years from the date of grant. The weighted average fair market value of VF Common Stock at the dates the shares were granted was $35.72 per share.
NOTE 13 — INCOME TAXES

The effective income tax rate for the nine months ended December 2022 was (28.6)% compared to 16.0% in the 2021 period. The nine months ended December 2022 included a net discrete tax benefit of $98.8 million, which primarily related to the Internal Revenue Service ("IRS") examinations for tax year 2017 and short-tax year 2018 resulting in a $94.9 million favorable adjustment to VF's transition tax liability under the Tax Cuts and Jobs Act. Excluding the $98.8 million net discrete tax benefit in the 2022 period, the effective income tax rate would have been 9.5%. The nine months ended December 2021 included a net discrete tax expense of $43.7 million, which included a $92.3 million net tax expense related to unrecognized tax benefits and interest, a $9.6 million net tax benefit related to return to accrual adjustments, a $35.2 million net tax benefit related to withholding taxes on prior foreign earnings, a $1.7 million tax benefit related to stock compensation, and a $2.4 million net tax benefit related to tax rate change on deferred tax items. Excluding the $43.7 million net discrete tax expense in the 2021 period, the effective income tax rate would have been 12.8%. Without discrete items, the effective income tax rate for the nine months ended December 2022 decreased by 3.3% compared with the 2021 period primarily due to the jurisdictional mix of earnings.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2015 have been effectively settled.
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable and is included in the other assets line item in VF's Consolidated Balance Sheet at December 2022, based on our assessment of the position under the more-likely-than-not standard of the accounting literature. Refer to Note 19 for additional details on this matter.

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
VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. During 2015, the European Union Commission (“EU”) investigated and announced its decision that these rulings were illegal and ordered the tax benefits to be collected from affected companies, including VF. Requests for annulment were filed by Belgium and VF Europe BVBA individually. During 2017 and 2018, VF Europe BVBA was assessed and paid €35.0 million tax and interest, which was recorded as an income tax receivable and is included in the other current assets line item in VF's Consolidated Balance Sheets, based on the expected success of the requests for annulment. During 2019, the General Court annulled the EU decision and the EU subsequently appealed the General Court’s annulment. In September 2021, the General Court's judgment was set aside by the Court of Justice of the EU and the case was sent back to the General Court to determine whether the excess profit tax regime amounted to illegal State aid. The case remains open and unresolved. If this matter is adversely resolved, these amounts will not be collected by VF.
During the nine months ended December 2022, the amount of net unrecognized tax benefits and associated interest increased by $9.9 million to $287.7 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $271.4 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $24.9 million would reduce income tax expense.
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
VF Corporation Q3 FY23 Form 10-Q 20

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
The Company's reportable segments have been identified as: Outdoor, Active and Work. We have included an Other category in the table below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other primarily includes sourcing activities related to transition services.
Financial information for VF's reportable segments is as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2022	2021	2022	2021
Segment revenues:
Outdoor	$2,003,045	$1,928,427	$4,326,997	$4,052,802
Active	1,258,682	1,410,577	3,772,737	4,104,818
Work	268,940	285,101	772,980	858,999
Other	—	279	148	557
Total segment revenues	$3,530,667	$3,624,384	$8,872,862	$9,017,176
Segment profit (loss):
Outdoor	$457,027	$450,432	$670,615	$662,761
Active	146,885	254,497	541,171	809,708
Work	18,487	47,672	92,989	150,649
Other	(134)	(44)	(516)	(696)
Total segment profit	622,265	752,557	1,304,259	1,622,422
Impairment of goodwill and intangible assets	—	—	(421,922)	—
Corporate and other expenses	(116,133)	(74,210)	(507,656)	(166,115)
Interest expense, net	(50,230)	(33,388)	(115,395)	(100,533)
Loss on debt extinguishment	—	(3,645)	—	(3,645)
Income from continuing operations before income taxes	$455,902	$641,314	$259,286	$1,352,129
NOTE 15 — EARNINGS PER SHARE

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2022	2021	2022	2021
Earnings per share – basic:
Income from continuing operations	$507,868	$517,801	$333,476	$1,135,826
Weighted average common shares outstanding	387,739	390,430	387,663	391,187
Earnings per share from continuing operations	$1.31	$1.33	$0.86	$2.90
Earnings per share – diluted:
Income from continuing operations	$507,868	$517,801	$333,476	$1,135,826
Weighted average common shares outstanding	387,739	390,430	387,663	391,187
Incremental shares from stock options and other dilutive securities	453	2,065	694	2,360
Adjusted weighted average common shares outstanding	388,192	392,495	388,357	393,547
Earnings per share from continuing operations	$1.31	$1.32	$0.86	$2.89
Outstanding options to purchase approximately 9.4 million shares were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2022, and outstanding options to purchase approximately 2.8 million shares were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2021, because the effect of their inclusion would have been anti-dilutive.
In addition, 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2022 and December 2021, because these units were not considered to be contingent outstanding shares in those periods.
21 VF Corporation Q3 FY23 Form 10-Q

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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
December 2022
Financial assets:
Cash equivalents:
Money market funds	$37,237	$37,237	$—	$—
Time deposits	60,572	60,572	—	—
Derivative financial instruments	84,918	—	84,918	—
Deferred compensation	98,221	98,221	—	—
Financial liabilities:
Derivative financial instruments	58,776	—	58,776	—
Deferred compensation	98,905	—	98,905	—

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2022
Financial assets:
Cash equivalents:
Money market funds	$324,868	$324,868	$—	$—
Time deposits	1,100	1,100	—	—
Derivative financial instruments	79,046	—	79,046	—
Deferred compensation	125,323	125,323	—	—
Financial liabilities:
Derivative financial instruments	27,723	—	27,723	—
Deferred compensation	129,078	—	129,078	—
Contingent consideration	56,976	—	—	56,976
(a)There were no transfers among the levels within the fair value hierarchy during the nine months ended December 2022 or the year ended March 2022.
VF Corporation Q3 FY23 Form 10-Q 22

The following table presents the activity related to the contingent consideration liability designated as Level 3:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2022	2021	2022	2021
Beginning Balance	$—	$99,000	$56,976	$207,000
Change in fair value	—	(50,000)	—	(158,000)
Cash payout	—	—	(56,976)	—
Ending Balance	$—	$49,000	$—	$49,000

VF’s cash equivalents include money market funds and time deposits with maturities within three months of their purchase dates that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts and interest rate swap contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies, and considers the credit risk of the Company and its counterparties. VF’s deferred compensation assets primarily represent investments held within plan trusts as an economic hedge of the related deferred compensation liabilities. These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
The contingent consideration liability represented the amount of additional cash consideration paid to the selling shareholders of Supreme Holdings, Inc. ("Supreme"), which was dependent upon the achievement of certain financial targets over the one-year earn-out period ended January 31, 2022. The estimated fair value of the contingent consideration liability, which could range from zero to $300.0 million, was $57.0 million as of March 2022 and was paid during the nine months ended December 2022. During Fiscal 2022, the contingent consideration liability was remeasured at fair value based on the probability-weighted present value of various future cash payment outcomes resulting from the estimated achievement levels of the financial targets, with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2022 and March 2022, their carrying values approximated fair value. Additionally, at December 2022 and March 2022, the carrying values of VF’s long-term debt, including the current portion, were $5,528.1 million and $5,085.3 million, respectively, compared with fair values of $5,079.0 million and $5,042.5 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, goodwill and intangible assets, and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value.
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
The Company has continued to monitor macroeconomic events after its most recent annual goodwill and indefinite-lived intangible asset impairment testing. Due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, the Company determined that a triggering event had occurred requiring impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset during the second quarter of Fiscal 2023.
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
The fair values of the Supreme reporting unit and indefinite-lived trademark intangible asset were estimated using valuation techniques consistent with those discussed in Critical Accounting Policies and Estimates included in Management's Discussion and Analysis in the Fiscal 2022 Form 10-K, and utilized significant unobservable inputs (Level 3). As a result of the interim impairment testing performed, VF recorded impairment charges of $229.0 million and $192.9 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively, in the Consolidated Statement of Operations for the nine months ended December 2022. The impairment related to an increase in the market-based discount rates used in the valuations and the negative impact of foreign currency exchange rate changes on financial projections.
Management’s revenue and profitability forecasts used in the Supreme reporting unit and indefinite-lived trademark intangible asset valuations considered recent and historical performance, strategic initiatives and industry trends. Assumptions used in the
23 VF Corporation Q3 FY23 Form 10-Q

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
The valuation model used by management in the impairment testing assumes revenue growth and profitability improvement, and execution of Supreme's long-term growth strategy, including expansion into new markets. Management's estimates were based on information available as of the date of our assessment. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment of the Supreme reporting unit goodwill or indefinite-lived trademark intangible asset could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in the impairment testing during the second quarter of Fiscal 2023 will prove to be accurate predictions of the future. For example, variations in our assumptions related to brand performance and execution of planned growth strategies, foreign currency exchange rates, discount rates, or comparable company market approach inputs could impact future conclusions. A future impairment charge of the Supreme reporting unit goodwill or indefinite-lived trademark intangible asset could have a material effect on VF's consolidated financial position and results of operations.
The Company owns a broad, diverse portfolio of brands and businesses for which material amounts of goodwill and intangible assets have been recorded in the Consolidated Balance Sheets. Management continuously evaluates the performance of VF's brands and businesses, as well as other relevant factors, in assessing whether potential triggering events have occurred. Although no other triggering events for impairment testing were identified during the three or nine months ended December 2022, it is possible that VF's conclusions regarding impairment or recoverability of goodwill or intangible assets could change in future periods. A future impairment charge of goodwill or intangible assets could have a material effect on VF's consolidated financial position and results of operations. VF will perform its required annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of Fiscal 2023.
NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

VF’s outstanding derivative financial instruments include foreign currency exchange forward contracts and interest rate swap contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.3 billion at December 2022, $2.9 billion at March 2022 and $2.8 billion at December 2021, consisting primarily of contracts hedging exposures to the euro,
British pound, Canadian dollar, Swiss franc, Mexican peso, South Korean won, Swedish krona, Polish zloty, Japanese yen and New Zealand dollar. These derivative contracts have maturities up to 20 months.
In the three months ended December 2022, VF entered into interest rate swap contracts to hedge the cash flow risk of interest payments on its variable-rate DDTL Agreement. The notional amount of VF's outstanding interest rate swap contracts was $500.0 million at December 2022. Refer to Note 9 for additional information on the debt agreement.
VF Corporation Q3 FY23 Form 10-Q 24

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2022	March 2022	December 2021	December 2022	March 2022	December 2021
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$80,435	$79,046	$55,000	$(58,455)	$(27,678)	$(32,660)
Interest rate contracts	422	—	—	—	—	—
Total derivatives designated as hedging instruments	80,857	79,046	55,000	(58,455)	(27,678)	(32,660)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	4,061	—	2,466	(321)	(45)	(327)
Total derivatives	$84,918	$79,046	$57,466	$(58,776)	$(27,723)	$(32,987)
VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. If VF were to offset and record the asset and liability balances on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	December 2022		March 2022		December 2021

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$84,918	$(58,776)	$79,046	$(27,723)	$57,466	$(32,987)
Gross amounts not offset in the Consolidated Balance Sheets	(24,024)	24,024	(18,721)	18,721	(22,964)	22,964
Net amounts	$60,894	$(34,752)	$60,325	$(9,002)	$34,502	$(10,023)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		December 2022	March 2022	December 2021
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$79,862	$71,910	$50,298
Foreign exchange contracts	Accrued liabilities	(42,274)	(24,267)	(28,326)
Foreign exchange contracts	Other assets	4,634	7,136	7,168
Foreign exchange contracts	Other liabilities	(16,502)	(3,456)	(4,661)
Interest rate contracts	Other assets	422	—	—
Cash Flow Hedges
VF primarily uses foreign currency exchange forward contracts to hedge a portion of the exchange risk for its forecasted sales, inventory purchases, operating costs and intercompany royalties. The company also uses interest swap contracts to hedge against a portion of the exposure related to its variable-rate debt. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended December		Gain (Loss) on Derivatives Recognized in OCI Nine Months Ended December

Cash Flow Hedging Relationships	2022	2021	2022	2021
Foreign exchange contracts	$(120,057)	$14,185	$82,058	$43,983
Interest rate contracts	422	—	422	—
Total	$(119,635)	$14,185	$82,480	$43,983

25 VF Corporation Q3 FY23 Form 10-Q

(In thousands)		Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended December		Gain (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended December

Cash Flow Hedging Relationships	Location of Gain (Loss)	2022	2021	2022	2021
Foreign exchange contracts	Net revenues	$(2,759)	$(9,284)	$(18,243)	$(16,045)
Foreign exchange contracts	Cost of goods sold	27,019	(3,974)	44,780	(26,644)
Foreign exchange contracts	Selling, general and administrative expenses	1,816	688	5,380	(418)
Foreign exchange contracts	Other income (expense), net	6,802	104	24,055	(2,958)
Interest rate contracts	Interest expense	27	27	81	81
Total		$32,905	$(12,439)	$56,053	$(45,984)
Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party accounts receivable and payable, as well as intercompany borrowings. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings.
The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three and nine months ended December 2022 and December 2021.

Other Derivative Information
At December 2022, accumulated OCI included $101.1 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represent €1.850 billion in aggregate principal, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the three and nine-month periods ended December 2022, the Company recognized an after-tax loss of $126.5 million and an after-tax gain of $45.2 million, respectively, in OCI related to the net investment hedge transaction, and an after-tax gain of $29.1 million and $51.7 million for the three and nine-month periods ended December 2021, respectively. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
VF Corporation Q3 FY23 Form 10-Q 26

NOTE 18 — RESTRUCTURING
The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three and nine months ended December 2022, VF recognized $11.1 million and $63.0 million, respectively, of restructuring charges, related to approved initiatives. Of the restructuring charges recognized in the three and nine months ended December 2022, $10.4 million and $58.9 million were reflected in selling, general and administrative expenses and $0.7 million and $4.1 million in cost of goods sold, respectively. The Company has not recognized any significant incremental costs related to accruals for the year ended March 2022 or prior periods.
Of the $48.9 million total restructuring accrual at December 2022, $45.8 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $3.1 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2022	2021	2022	2021
Severance and employee-related benefits	$10,607	$3,056	$50,165	$7,352
Accelerated depreciation	25	590	7,276	4,057
Contract termination and other	460	—	5,563	—
Total restructuring charges	$11,092	$3,646	$63,004	$11,409
Restructuring costs by business segment are as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2022	2021	2022	2021
Outdoor	$391	$1,529	$887	$4,206
Active	—	—	1,478	1,008
Work	—	1,527	9	2,315
Corporate and other	10,701	590	60,630	3,880
Total	$11,092	$3,646	$63,004	$11,409
The activity in the restructuring accrual for the nine-month period ended December 2022 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2022	$25,640	$1,211	$26,851
Charges	50,165	5,563	55,728
Cash payments and settlements	(30,598)	(457)	(31,055)
Adjustments to accruals	(3,205)	53	(3,152)
Impact of foreign currency	192	363	555
Accrual at December 2022	$42,194	$6,733	$48,927
27 VF Corporation Q3 FY23 Form 10-Q

NOTE 19 — CONTINGENCIES
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and will accrue interest income. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this income tax receivable will not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730.0 million, plus the reversal of any interest income accrued on the payment.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business. The resolution of which is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 20 — SUBSEQUENT EVENT

On February 2, 2023, VF’s Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on March 21, 2023 to stockholders of record on March 10, 2023.
VF Corporation Q3 FY23 Form 10-Q 28

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 3, 2022 through April 1, 2023 ("Fiscal 2023"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2023. For presentation purposes herein, all references to periods ended December 2022 and December 2021 relate to the fiscal periods ended on December 31, 2022 and January 1, 2022, respectively. References to March 2022 relate to information as of April 2, 2022.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers.
References to the three and nine months ended December 2022 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three and nine months ended December 2021 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
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

RECENT DEVELOPMENTS
Executive Leadership Transition
On December 2, 2022, the Board of Directors appointed Benno Dorer, a member of the Board, as Interim President and Chief Executive Officer of the Company, effective immediately. In addition, Richard Carucci, a member of the Board, was appointed as Interim Chairman of the Board on the same date. Mr. Dorer and Mr. Carucci succeed Steve Rendle, who, by mutual agreement with the Board, retired as President and Chief Executive Officer of the Company and Chairman of the Board on the same date.
Dividend Update
On February 2, 2023, the Board of Directors declared a quarterly dividend of $0.30 per share that is payable during the fourth quarter of Fiscal 2023, which represents a 41% reduction when compared to the dividend of $0.51 per share paid in the third quarter of Fiscal 2023. The decrease in the dividend is an action taken to strengthen the Company's financial position, accelerate the return to target leverage ratios and provide additional financial flexibility to navigate the current macroeconomic challenges and maintain investments to advance its greatest value creation opportunities. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Macroeconomic Environment
The macroeconomic environment continues to dynamically evolve. Global trends, including inflationary pressures, are weakening consumer sentiment, negatively impacting consumer spending behavior and creating variable traffic patterns across channels. These conditions are leading to elevated inventories in certain markets and an increased promotional environment. Additionally, the strong U.S. dollar has resulted in unfavorable foreign currency exchange rate changes, which have significantly impacted the results of our international businesses. The Company is also operating in a higher interest rate environment, resulting in increased borrowing costs. There is ongoing uncertainty around the global economy and macroeconomic environment, which we expect to continue and cause disruption and near-term challenges for our business.
Russia-Ukraine Conflict
In response to the ongoing conflict in Ukraine, all VF-operated retail locations within Russia are permanently closed. Limited wholesale shipments to both Russia and Ukraine have resumed. Revenues in Russia and Ukraine represented less than 1% of VF's total Fiscal 2022 revenue. While we are not able to determine the ultimate length and severity of the conflict, we currently do not expect significant disruption to our business.
For additional information, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Fiscal 2022 Form 10-K.
Impact of COVID-19 and Supply Chain Update
The coronavirus ("COVID-19") pandemic significantly impacted global economic conditions, as well as VF's business operations and financial performance during Fiscal 2022 and continues to impact Fiscal 2023.
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
COVID-19 has also impacted some of VF's suppliers, including raw material suppliers, third-party manufacturers, logistics providers and other vendors. At this time, the majority of VF's supply chain is operational. Suppliers are complying with local
29 VF Corporation Q3 FY23 Form 10-Q

health advisories and governmental restrictions which has resulted in product delays. The resurgence of COVID-19 lockdowns in key sourcing countries resulted in additional manufacturing capacity constraints and logistical challenges during Fiscal 2022 and Fiscal 2023. VF has worked with its suppliers to minimize disruption and employed expedited freight as needed. Although the situation has improved over time, during the high-volume third quarter lead times across the supply chain coupled with higher volatility on the distribution and logistics network, particularly in the Americas, and event-driven spikes in demand, led to inconsistent on-time delivery performance and higher cancellations with our wholesale partners and inefficiencies in support of our direct-to-consumer business.
VF's distribution centers are operational in accordance with local government guidelines.
The COVID-19 pandemic is ongoing and dynamic in nature, and has driven global uncertainty and disruption. While we are not able to determine the ultimate length and severity of the COVID-19 pandemic, we expect ongoing disruption to our business.
For additional information, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Fiscal 2022 Form 10-K.

HIGHLIGHTS OF THE THIRD QUARTER OF FISCAL 2023

•Revenues were down 3% to $3.5 billion compared to the three months ended December 2021, including a 6% unfavorable impact from foreign currency.
•Outdoor segment revenues increased 4% to $2.0 billion compared to the three months ended December 2021, including a 6% unfavorable impact from foreign currency.
•Active segment revenues decreased 11% to $1.3 billion compared to the three months ended December 2021, including a 5% unfavorable impact from foreign currency.
•Work segment revenues decreased 6% to $268.9 million compared to the three months ended December 2021, including a 3% unfavorable impact from foreign currency.
•Direct-to-consumer revenues were down 2% over the 2021 period, including a 5% unfavorable impact from foreign currency. E-commerce revenues were flat in the current period, including a 6% unfavorable impact from foreign currency. Direct-to-consumer revenues accounted for 55% of VF's net revenues for the three months ended December 2022.
•International revenues decreased 3% compared to the three months ended December 2021, including an 11% unfavorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues decreased 11%, including a 10% unfavorable impact from foreign currency. International revenues represented 46% of VF's net revenues for the three months ended December 2022.
•Gross margin decreased 120 basis points to 54.9% compared to the three months ended December 2021, primarily driven by higher promotional activity, partially offset by price increases.
•Earnings per share was $1.31 compared to $1.32 in the 2021 period. The decrease was primarily driven by lower profitability in the Active segment for the three months ended December 2022, which was offset by a $0.24 discrete tax benefit in the quarter.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and nine months ended December 2022 from the comparable period in 2021:

(In millions)	Three Months Ended December	Nine Months Ended December
Net revenues — 2021	$3,624.4	$9,017.2
Organic	93.5	333.7
Impact of foreign currency	(187.2)	(478.0)
Net revenues — 2022	$3,530.7	$8,872.9

VF reported a 3% and 2% decrease in revenues for the three and nine months ended December 2022, respectively, compared to the 2021 periods. The revenue decrease in both periods was primarily driven by declines in the Active segment and a 6% unfavorable impact from foreign currency in both the three and nine months ended December 2022. Revenues in the Active segment during the three and nine months ended December 2022 were impacted by weakness in the Americas region, primarily driven by declines in the Vans® brand. Revenues in the Active segment during the three and nine months ended
December 2022 were also impacted by declines in the Asia-Pacific region, which has been negatively impacted by COVID-19 resurgence that has caused disruption and consumption pressure in the region, particularly in Mainland China. The decrease in both periods was partially offset by global growth in the Outdoor segment.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”

VF Corporation Q3 FY23 Form 10-Q 30

The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended December		Nine Months Ended December

	2022	2021	2022	2021
Gross margin (net revenues less cost of goods sold)	54.9%	56.1%	53.4%	55.3%
Selling, general and administrative expenses	40.3	37.4	43.1	39.3
Impairment of goodwill and intangible assets	—	—	4.8	—
Operating margin	14.6%	18.7%	5.5%	16.0%

Gross margin decreased 120 and 190 basis points in the three and nine months ended December 2022, respectively, compared to the 2021 periods. The decreases were primarily driven by increased discounts and other promotional activity and higher material costs, partially offset by price increases. The decrease in the three months ended December 2022 was also partially offset by lower freight costs and favorable channel mix in the Outdoor and Work segments. The decrease in the nine months ended December 2022 was also partially attributed to unfavorable channel mix driven by the Active segment.
Selling, general and administrative expenses as a percentage of total revenues increased 290 and 380 basis points during the three and nine months ended December 2022, respectively, compared to the 2021 periods. Selling, general and administrative expenses increased $68.2 million and $278.4 million in the three and nine months ended December 2022, respectively, compared to the 2021 periods, including $50.0 million and $158.0 million decreases in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition, which were recognized in the selling, general and administrative expense line item in the three and nine months ended December 2021, respectively. The increase was also due to higher advertising costs and higher corporate restructuring charges in the three and nine months ended December 2022. The increase in the nine months ended December 2022 was also due to higher investments in information technology.
VF recorded goodwill and intangible asset impairment charges of $229.0 million and $192.9 million, respectively, in the nine months ended December 2022 related to the Supreme reporting unit. During the second quarter of Fiscal 2023, due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, the Company determined that a triggering event had occurred requiring impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. The impairment related to an increase in the market-based discount rates used in the valuations and the negative impact of foreign currency exchange rate changes on financial projections.
Net interest expense increased $16.8 million and $14.9 million during the three and nine months ended December 2022, respectively, compared to the 2021 periods. The increase in net interest expense in both the three and nine months ended December 2022 was primarily due to higher short-term commercial paper borrowings, borrowings under the delayed draw Term Loan Agreement (the "DDTL Agreement") and an increase in borrowing rates. The increase was partially offset by repayment of $1.0 billion in aggregate principal of the 2.050% Senior Notes due April 2022. Total outstanding debt averaged $6.5 billion in the nine months ended December 2022 and $5.7 billion in the same period in 2021, with weighted average interest rates of 2.3% and 2.1% in the nine months ended December 2022 and 2021, respectively.
Loss on debt extinguishment of $3.6 million was recorded in the three and nine months ended December 2021, as a result of the early redemption of $500.0 million in aggregate principal amount of VF's outstanding 2.050% Senior Notes due April 2022.
Other income (expense), net decreased $9.8 million and $130.4 million during the three and nine months ended December 2022, respectively, compared to the 2021 periods. The decrease in the three months ended December 2022 was primarily driven by higher foreign currency losses. The decrease in the nine months ended December 2022 was primarily driven by lower net periodic pension income and higher foreign currency losses compared to the 2021 periods. The decrease in the nine months ended December 2022 included a $91.8 million pension settlement charge, which resulted from the purchase of a group annuity contract and transfer of a portion of the assets and liabilities associated with the U.S. qualified defined benefit pension plan to an insurance company.
The effective income tax rate for the nine months ended December 2022 was (28.6)% compared to 16.0% in the 2021 period. The nine months ended December 2022 included a net discrete tax benefit of $98.8 million, which primarily related to the IRS examinations for tax year 2017 and short-tax year 2018 resulting in a $94.9 million favorable adjustment to VF's transition tax liability under the Tax Cuts and Jobs Act. Excluding the $98.8 million net discrete tax benefit in the 2022 period, the effective income tax rate would have been 9.5%. The nine months ended December 2021 included a net discrete tax expense of $43.7 million, which included a $92.3 million net tax expense related to unrecognized tax benefits and interest, a $9.6 million net tax benefit related to return to accrual adjustments, a $35.2 million net tax benefit related to withholding taxes on prior foreign earnings, a $1.7 million tax benefit related to stock compensation, and a $2.4 million net tax benefit related to tax rate change on deferred tax items. Excluding the $43.7 million net discrete tax expense in the 2021 period, the effective income tax rate would have been 12.8%. Without discrete items, the effective income tax rate for the nine months ended December 2022 decreased by 3.3% compared with the 2021 period primarily due to the jurisdictional mix of earnings.
As a result of the above, income from continuing operations in the three months ended December 2022 was $507.9 million ($1.31 per diluted share) compared to $517.8 million ($1.32 per diluted share) in the 2021 period, and income from continuing operations in the nine months ended December 2022 was $333.5 million ($0.86 per diluted share) compared to $1.1 billion ($2.89 per diluted share) in the 2021 period. Refer to additional discussion in the “Information by Reportable Segment” section below.
31 VF Corporation Q3 FY23 Form 10-Q

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. We have included an Other category in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other primarily includes sourcing activities related to transition services.
Refer to Note 14 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income before income taxes.
The following tables present a summary of the changes in segment revenues and profit (loss) in the three and nine months ended December 2022 from the comparable period in 2021 and revenues by region for our top 4 brands for the three and nine months ended December 2022 and 2021:
Segment Revenues:

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2021	$1,928.4	$1,410.6	$285.1	$0.3	$3,624.4
Organic	190.4	(88.7)	(7.9)	(0.3)	93.5
Impact of foreign currency	(115.8)	(63.2)	(8.3)	—	(187.2)
Segment revenues — 2022	$2,003.0	$1,258.7	$268.9	$—	$3,530.7

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2021	$4,052.8	$4,104.8	$859.0	$0.6	$9,017.2
Organic	535.8	(136.9)	(64.8)	(0.5)	333.7
Impact of foreign currency	(261.6)	(195.2)	(21.2)	—	(478.0)
Segment revenues — 2022	$4,327.0	$3,772.7	$773.0	$0.1	$8,872.9

Segment Profit (Loss):

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2021	$450.4	$254.5	$47.7	$—	$752.6
Organic	39.2	(93.5)	(28.5)	(0.2)	(82.9)
Impact of foreign currency	(32.6)	(14.1)	(0.7)	0.1	(47.4)
Segment profit (loss) — 2022	$457.0	$146.9	$18.5	$(0.1)	$622.3

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2021	$662.8	$809.7	$150.6	$(0.7)	$1,622.4
Organic	59.4	(224.0)	(55.2)	0.1	(219.6)
Impact of foreign currency	(51.6)	(44.5)	(2.4)	0.1	(98.5)
Segment profit (loss) — 2022	$670.6	$541.2	$93.0	$(0.5)	$1,304.3
Note: Amounts may not sum due to rounding.
VF Corporation Q3 FY23 Form 10-Q 32

Top Brand Revenues:
	Three Months Ended December 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$625.6	$731.8	$330.7	$125.4	$1,813.5
Europe	185.1	417.8	195.0	26.8	824.7
Asia-Pacific	116.2	171.6	69.8	24.8	382.4
Global	$926.9	$1,321.2	$595.5	$177.0	$3,020.6

	Three Months Ended December 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$717.0	$678.3	$304.1	$155.5	$1,854.9
Europe	194.6	415.7	204.6	18.6	833.5
Asia-Pacific	148.9	146.4	84.6	37.4	417.3
Global	$1,060.4	$1,240.3	$593.4	$211.5	$3,105.6

	Nine Months Ended December 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$1,859.9	$1,511.9	$737.7	$386.3	$4,495.8
Europe	608.3	874.1	485.8	68.3	2,036.5
Asia-Pacific	357.6	367.1	165.6	79.2	969.5
Global	$2,825.9	$2,753.2	$1,389.1	$533.7	$7,501.9

	Nine Months Ended December 2021
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$2,008.2	$1,334.8	$734.1	$470.9	$4,548.0
Europe	669.6	852.4	472.2	58.2	2,052.4
Asia-Pacific	492.9	303.1	181.8	111.6	1,089.4
Global	$3,170.7	$2,490.2	$1,388.2	$640.7	$7,689.8
(a) The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.
33 VF Corporation Q3 FY23 Form 10-Q

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Segment revenues	$2,003.0	$1,928.4	3.9%	$4,327.0	$4,052.8	6.8%
Segment profit	457.0	450.4	1.5%	670.6	662.8	1.2%
Operating margin	22.8%	23.4%		15.5%	16.4%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Icebreaker® and Altra®.

Global revenues for Outdoor increased 4% in the three months ended December 2022 compared to 2021, including a 6% unfavorable impact from foreign currency. Revenues in the Americas region increased 7%. Revenues in the Europe region decreased 1%, including a 12% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 5%, including a 12% unfavorable impact from foreign currency.
Global revenues for Outdoor increased 7% in the nine months ended December 2022 compared to 2021, including a 6% unfavorable impact from foreign currency. Revenues in the Americas region increased 9%. Revenues in the Europe region increased 3%, including a 15% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 9%, including a 9% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 7% and 11% in the three and nine months ended December 2022, respectively, compared to the 2021 periods. This includes a 6% unfavorable impact from foreign currency in both the three and nine months ended December 2022. The increases reflect growth in all regions that was led by the Asia-Pacific region, which increased 17% and 21% in the three and nine months ended December 2022, respectively, including a 12% and 9% unfavorable impact from foreign currency in the respective periods.
Global revenues for the Timberland® brand decreased 3% and 2% in the three and nine months ended December 2022, respectively, compared to the 2021 periods, driven by a 6% and
8% unfavorable impact from foreign currency in the respective periods. Revenues in the Europe region decreased 5% and increased 3% in the three and nine months ended December 2022, respectively, including a 12% and 15% unfavorable impact from foreign currency in the respective periods. Revenues in the Americas region increased 4% and decreased 3% in the three and nine months ended December 2022, respectively. Revenues in the Asia-Pacific region decreased 17% and 9% in the three and nine months ended December 2022, respectively, compared to the 2021 periods, including a 10% and 8% unfavorable impact from foreign currency in the respective periods.
Global direct-to-consumer revenues for Outdoor increased 6% in both the three and nine months ended December 2022 compared to the 2021 periods, including a 6% unfavorable impact from foreign currency in both periods. The increase was primarily due to strength in The North Face® brand and e-commerce growth. Global wholesale revenues increased 2% and 7% in the three and nine months ended December 2022, respectively, compared to the 2021 periods, including a 6% and 7% unfavorable impact from foreign currency in three and nine months ended December 2022, respectively.
Operating margin decreased in the three and nine months ended December 2022 compared to the 2021 periods primarily due to increased discounts and other promotional activity, higher material costs and increased advertising expenses, which were partially offset by price increases and lower freight costs.

VF Corporation Q3 FY23 Form 10-Q 34

Active

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Segment revenues	$1,258.7	$1,410.6	(10.8)%	$3,772.7	$4,104.8	(8.1)%
Segment profit	146.9	254.5	(42.3)%	541.2	809.7	(33.2)%
Operating margin	11.7%	18.0%		14.3%	19.7%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Global revenues for Active decreased 11% in the three months ended December 2022 compared to the 2021 period, including a 5% unfavorable impact from foreign currency. Revenues in the Americas region decreased 11%. Revenues in the Europe region decreased 6%, driven by a 12% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 16%, including an 11% unfavorable impact from foreign currency, and a 29% decrease in Greater China including an 8% unfavorable impact from foreign currency.
Global revenues for Active decreased 8% in the nine months ended December 2022 compared to the 2021 period, including a 5% unfavorable impact from foreign currency. Revenues in the Americas region decreased 5%. Revenues in the Europe region decreased 5%, driven by a 13% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 23%, including an 8% unfavorable impact from foreign currency, and a 41% decrease in Greater China including a 4% unfavorable impact from foreign currency.
Vans® brand global revenues decreased 13% and 11% in the three and nine months ended December 2022, respectively, compared to the 2021 periods. This includes a 4% unfavorable impact from foreign currency in both the three and nine months ended December 2022. The overall declines were primarily attributed to a 13% and 7% decrease in the Americas region for the three and nine months ended December 2022, respectively, driven by the performance in the direct-to-consumer channel. Revenues in the Asia-Pacific region decreased 22% and 27% in the three and nine months ended December 2022, respectively, including an 8% and 5% unfavorable impact from foreign currency in the respective periods. Revenues in the Europe region decreased 5% and 9% in the three and nine months ended December 2022, respectively, driven by a 12% unfavorable impact from foreign currency in both periods.
Global direct-to-consumer revenues for Active decreased 11% in both the three and nine months ended December 2022, compared to the 2021 periods, including a 4% unfavorable impact from foreign currency in both periods. The decrease was primarily due to declines in the Americas region, which decreased 12% and 10% in the three and nine months ended December 2022, respectively. Global wholesale revenues decreased 10% and 4% in the three and nine months ended December 2022, respectively, and included a 5% and 6% unfavorable impact from foreign currency in the respective periods. The decrease was primarily due to a 24% and 30% decrease in the Asia-Pacific region in the three and nine months ended December 2022, respectively, including a 6% and 4% unfavorable impact from foreign currency in the respective periods. Wholesale revenues in the Americas region decreased 8% and increased 4% in the three and nine months ended December 2022, respectively, and included a 1% unfavorable impact from foreign currency in the nine months ended December 2022. Wholesale revenues in the Europe region decreased 7% and 4% in the three and nine months ended December 2022, respectively, driven by a 12% and 14% unfavorable impact from foreign currency in the respective periods.
Operating margin decreased in the three and nine months ended December 2022 compared to the 2021 periods, reflecting lower leverage of operating expenses due to decreased revenues. The decreases were also impacted by increased discounts and other promotional activity, which were partially offset by price increases.

35 VF Corporation Q3 FY23 Form 10-Q

Work

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Segment revenues	$268.9	$285.1	(5.7)%	$773.0	$859.0	(10.0)%
Segment profit	18.5	47.7	(61.2)%	93.0	150.6	(38.3)%
Operating margin	6.9%	16.7%		12.0%	17.5%
The Work segment includes the following brands: Dickies® and Timberland PRO®.
Global Work revenues decreased 6% in the three months ended December 2022 compared to the 2021 period, including a 3% unfavorable impact from foreign currency. Revenues in the Americas region decreased 5%. Revenues in the Europe region increased 44%, including a 19% unfavorable impact from foreign currency, due to lower revenues in the prior year resulting from strategic business model changes. Revenues in the Asia-Pacific region decreased 34%, including a 9% unfavorable impact from foreign currency.
Global Work revenues decreased 10% in the nine months ended December 2022 compared to the 2021 period, including a 2% unfavorable impact from foreign currency. Revenues in the Americas region decreased 9%. Revenues in the Europe region increased 17%, including a 17% unfavorable impact from foreign currency, due to lower revenues in the prior year resulting from strategic business model changes. Revenues in the Asia-Pacific region decreased 29%, including a 7% unfavorable impact from foreign currency.
Dickies® brand global revenues decreased 16% and 17% in the three and nine months ended December 2022, respectively, compared to the 2021 periods, including a 3% unfavorable impact from foreign currency in both periods. The decline was primarily driven by a decrease of 19% and 18% in the Americas region in the three and nine months ended December 2022, respectively, reflecting a more conservative inventory posture by the brand's largest U.S. customer. The decline in the three and nine months ended December 2022 was also attributed to a decrease in the Asia-Pacific region of 34% and 29%, respectively, including a 9% and 7% unfavorable impact from foreign currency in the respective periods. Revenues in the Europe region increased 44% and 17% in the three and nine months ended December 2022, respectively, including a 19% and 17% unfavorable impact from foreign currency in the respective periods.
Operating margin decreased in the three and nine months ended December 2022 compared to the 2021 periods, reflecting lower leverage of operating expenses due to decreased revenues in both periods. The decreases were also impacted by higher material costs, which were partially offset by price increases and channel mix.

Reconciliation of Segment Profit to Income Before Income Taxes

There are four types of costs necessary to reconcile total segment profit to consolidated income from continuing operations before income taxes. These costs are (i) impairment of goodwill and intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the businesses, (ii) corporate and other expenses, discussed below, (iii) interest expense, net, and (iv) loss on debt extinguishment, which were both discussed in the “Consolidated Statements of Operations” section.

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Impairment of goodwill and intangible assets	$—	$—	—%	$421.9	$—	100.0%
Corporate and other expenses	116.1	74.2	56.5%	507.7	166.1	205.6%
Interest expense, net	50.2	33.4	50.4%	115.4	100.5	14.8%
Loss on debt extinguishment	—	3.6	(100.0)%	—	3.6	(100.0)%
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The increase in corporate and other expenses was driven by an increase in corporate restructuring charges of $10.1 million and $56.8 million in the three and nine months ended December 2022, respectively. The increase in the nine months ended December 2022 was also driven by an increase in information technology costs of $38.4 million and a $91.8 million pension settlement charge recorded in the first quarter of Fiscal 2023.
Additionally, the increase in the three and nine months ended December 2022 when compared to the 2021 periods was driven by a $50.0 million and $158.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition in the three and nine months ended December 2021, respectively.

VF Corporation Q3 FY23 Form 10-Q 36

International Operations

International revenues decreased 3% in both the three and nine months ended December 2022, compared to the 2021 periods. Foreign currency had an unfavorable impact of 11% on international revenues in both the three and nine months ended December 2022.
Revenues in the Europe region decreased 2% and were flat in the three and nine months ended December 2022, respectively, driven by a 12% and 14% unfavorable impact from foreign currency in the respective periods. In the Asia-Pacific region, revenues decreased 7% and 10% in the three and nine months ended December 2022, respectively. Foreign currency had an unfavorable impact of 11% and 8% on Asia-Pacific revenues in the three and nine months ended December 2022, respectively. Revenues in Greater China decreased 11% and 18% in the three and nine months ended December 2022, respectively, which was negatively impacted by COVID-19 resurgence in Mainland China. Foreign currency had an unfavorable impact of 10% and 6% on Greater China revenues in the three and nine months ended December 2022, respectively.
International revenues were 46% of total revenues in both the three-month periods ended December 2022 and 2021, and 47% of total revenues in both the nine-month periods ended December 2022 and 2021.

Direct-to-Consumer Operations

Direct-to-consumer revenues decreased 2% and 4% in the three and nine months ended December 2022, respectively, compared to the 2021 periods, driven by a 5% unfavorable impact from foreign currency in both periods.
VF's e-commerce business was flat and decreased 6% during the three and nine months ended December 2022, respectively, including a 6% and 5% unfavorable impact from foreign currency in the respective periods.
Revenues from VF-operated retail stores decreased 5% and 2% during the three and nine months ended December 2022, respectively, including a 3% unfavorable impact from foreign currency in both periods. There were 1,282 VF-operated retail stores at December 2022 compared to 1,354 at December 2021.
Direct-to-consumer revenues were 55% of total revenues in both the three-month periods ended December 2022 and 2021, and 46% and 47% of total revenues in the nine-month periods ended December 2022 and 2021, respectively.

37 VF Corporation Q3 FY23 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at December 2022 compared to March 2022:
•Increase in inventories — driven by increased in-transit inventory of $441.6 million resulting from the modification of terms with the majority of our suppliers to take ownership of inventory near point of shipment rather than destination, with the remaining increase resulting primarily from higher cancellations and softening consumer demand along with the impact of COVID-19 related challenges in the supply chain where prolonged manufacturing and logistics lead times forced earlier buy commitments and led to higher excess inventory being generated.
•Increase in other current assets — primarily due to assets classified as held-for-sale at December 2022, the majority of which relates to a sale-leaseback transaction for an office location in the Europe region.
•Decrease in intangible assets — primarily due to a $192.9 million impairment charge related to the Supreme® indefinite-lived trademark intangible asset recorded in the second quarter of Fiscal 2023.
•Decrease in goodwill — primarily due to a $229.0 million impairment charge related to the Supreme reporting unit recorded in the second quarter of Fiscal 2023.
•Increase in other assets — primarily due to an $875.7 million payment related to the 2011 taxes and interest being disputed in The Timberland Company court case, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case.
•Increase in short-term borrowings — primarily due to an increase in commercial paper borrowings to support working capital requirements.
•Increase in the current portion of long-term debt — due to the reclassification of €850.0 million ($909.7 million) of long-term notes due in September 2023, partially offset by the repayment of $500.0 million of long-term notes in April 2022.
•Increase in accounts payable — primarily due to the modification of terms with the majority of our suppliers to take ownership of inventory near point of shipment rather than destination.
•Decrease in other liabilities — primarily due to a discrete tax benefit resulting in a $94.9 million favorable adjustment to VF's transition tax liability under the Tax Cuts and Jobs Act.

The following discussion refers to significant changes in balances at December 2022 compared to December 2021:
•Increase in inventories — driven by increased in-transit inventory of $415.1 million resulting from the modification of terms with the majority of our suppliers to take ownership of inventory near point of shipment rather than destination, with the remaining increase resulting primarily from higher cancellations and softening consumer demand along with the impact of COVID-19 related challenges in the supply chain where prolonged manufacturing and logistics lead times forced earlier buy commitments and led to higher excess inventory being generated.
•Increase in other current assets — primarily due to assets classified as held-for-sale at December 2022, the majority of which relates to a sale-leaseback transaction for an office location in the Europe region.
•Decrease in intangible assets — primarily due to a $192.9 million impairment charge related to the Supreme® indefinite-lived trademark intangible asset recorded in the second quarter of Fiscal 2023.
•Decrease in goodwill — primarily due to a $229.0 million impairment charge related to the Supreme reporting unit recorded in the second quarter of Fiscal 2023.
•Increase in other assets — primarily due to a $875.7 million payment related to the 2011 taxes and interest being disputed in The Timberland Company court case, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case.
•Increase in short-term borrowings — primarily due to an increase in commercial paper borrowings to support working capital requirements.
•Increase in the current portion of long-term debt — due to the reclassification of €850.0 million ($909.7 million) of long-term notes due in September 2023, partially offset by the repayment of $500.0 million of long-term notes in April 2022.
•Increase in accounts payable — primarily due to the modification of terms with the majority of our suppliers to take ownership of inventory near point of shipment rather than destination.
•Decrease in accrued liabilities — primarily due to lower accrued income taxes, the payout of the contingent consideration liability associated with the Supreme acquisition and lower accrued compensation.
•Decrease in other liabilities — primarily due to a discrete tax benefit resulting in a $94.9 million favorable adjustment to VF's transition tax liability under the Tax Cuts and Jobs Act.

VF Corporation Q3 FY23 Form 10-Q 38

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	December	March	December
(Dollars in millions)	2022	2022	2021
Working capital	$697.7	$1,272.7	$1,376.8
Current ratio	1.2 to 1	1.4 to 1	1.4 to 1
Net debt to total capital	68.7%	61.0%	59.4%

The decrease in working capital and the current ratio at December 2022 compared to both March 2022 and December 2021 was primarily due to a net increase in current liabilities driven by higher short-term borrowings, a higher current portion of long-term debt and higher accounts payable, partially offset by a net increase in current assets driven by higher inventories for the periods compared as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at December 2022 compared to both March 2022 and December 2021 was primarily driven by an increase in net debt to support working capital demands at December 2022 and a decrease in stockholders' equity for the periods compared. The increase in net debt was primarily attributed to the increase in short-term borrowings, as discussed in the "Consolidated Balance Sheet" section above. The increase in net debt at December 2022 compared to both
March 2022 and December 2021 was also due to borrowings of $1.0 billion under the DDTL Agreement in the three months ended December 2022, partially offset by the repayment of $500.0 million of long-term notes in April 2022. The decrease in stockholders' equity at December 2022 compared to both March 2022 and December 2021 was primarily driven by payments of dividends, partially offset by net income in the respective periods.
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
In summary, our cash flows from continuing operations were as follows:

	Nine Months Ended December

(In thousands)	2022	2021
Cash provided (used) by operating activities	$(833,472)	$791,290
Cash provided (used) by investing activities	(206,833)	953,936
Cash provided (used) by financing activities	418,719	(1,257,664)

Cash Provided (Used ) by Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. The decrease in cash provided by operating activities in the nine months ended December 2022 compared to December 2021 was primarily due to an increase in net cash used by working capital and lower earnings for the periods compared. The increase in cash used by working capital was primarily driven by higher inventory balances and the $875.7 million payment related to the 2011 taxes and interest being disputed in The Timberland Company court case.
Cash Provided (Used) by Investing Activities
The decrease in cash provided by investing activities in the nine months ended December 2022 was primarily due to $616.5 million of net proceeds from the sale of the Occupational Workwear business and $598.8 million of proceeds from sale of short-term investments in the nine months ended December 2021. Capital expenditures decreased $84.0 million and software purchases increased $11.7 million in the nine months ended December 2022 compared to the 2021 period. The decrease in capital expenditures was primarily driven by higher spending in the prior year related to a new distribution center in the Americas region.
Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities during the nine months ended December 2022 was primarily due to borrowings of $1.0 billion under the DDTL Agreement, a net increase in short-term borrowings of $471.2 million and a $300.0 million decrease in share repurchases for the periods compared, which were partially offset by the $57.0 million payment of Supreme contingent consideration and a $35.5 million decrease in net proceeds from the issuance of Common Stock for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the nine months ended December 2022. During the nine months ended December 2021, VF purchased 4.0 million shares of its Common Stock in open market transactions at a total cost of $300.0 million (average price per share of $74.45)
39 VF Corporation Q3 FY23 Form 10-Q

under the share repurchase program authorized by VF's Board of Directors.
As of the end of December 2022, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near to medium term will be focused on optimizing and driving the performance of the current portfolio, reducing leverage and returning capital to shareholders in the form of the dividend.
Revolving Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires November 2026. VF may request an unlimited number of one-year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including acquisitions, share repurchases and dividends. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash. The covenant calculation excludes consolidated operating lease liabilities. As of December 2022, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were $889.9 million in commercial paper borrowings as of December 2022. Standby letters of credit issued as of December 2022 were $24.7 million, leaving approximately $1.3 billion available for borrowing against the Global Credit Facility at December 2022. Additionally, VF had $571.3 million of cash and equivalents at December 2022.
VF has $97.6 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $11.8 million at December 2022.
Maturity
On April 25, 2022, VF repaid the remaining $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022, in accordance with the terms of the notes.
Term Debt Facility
On August 11, 2022, the Company entered into a DDTL Agreement. Under the DDTL Agreement, the lenders agreed to provide up to three separate delayed draw term loans (each, a “Delayed Draw”) to the Company in an aggregate principal amount of up to $1.0 billion (which may be increased to
$1.1 billion subject to the terms and conditions of the DDTL Agreement). The DDTL Agreement has a stated termination date of December 14, 2024. Subject to the terms and conditions of the DDTL Agreement, the Company may request extensions of the termination date.
During the three months ended December 2022, VF completed two draws under the DDTL Agreement totaling $1.0 billion, all of which will mature on December 14, 2024.
Supply Chain Financing Program
During the first quarter of Fiscal 2023, VF reinstated its voluntary supply chain finance ("SCF") program. The SCF program enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which VF receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. Amounts due to suppliers who voluntarily participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. VF has been informed by the participating financial institutions that amounts payable to them for suppliers who voluntarily participated in the SCF program and included in the accounts payable line item in VF's Consolidated Balance Sheet was $159.9 million at December 2022. The amounts settled through the SCF program during the three and nine months ended December 2022 were $333.8 million and $766.0 million, respectively.
In the second quarter of Fiscal 2023, VF extended its payment terms with eligible suppliers under the SCF program. The extended payment terms are expected to have a positive impact on Fiscal 2023 cash flows from operating activities; however, the change is not expected to have a material impact on VF's long-term overall liquidity or capital resources.
Rating Agencies
VF’s credit agency ratings allow for access to additional liquidity at competitive rates. At the end of December 2022, VF’s long-term debt ratings were ‘BBB+’ by Standard & Poor’s ("S&P") Global Ratings and ‘Baa1’ by Moody’s Investors Service, and commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively. VF's credit rating outlook by both S&P and Moody's at the end of December 2022 was 'negative'.
None of VF’s long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF, and as a result of the change in control the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest, if required by the respective holders of the notes. The change of control provision applies to all notes, except for the notes due in 2033.
VF Corporation Q3 FY23 Form 10-Q 40

Dividends
The Company paid cash dividends of $0.51 per share and $1.51 per share during the three and nine months ended December 2022, respectively, and the Company has declared a cash dividend of $0.30 per share that is payable in the fourth quarter of Fiscal 2023. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2022 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2022 that would require the use of funds. As of December 2022, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2022 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $800.0 million at the end of December 2022 primarily due to changes in terms with suppliers that increased in-transit inventory and the timing of fulfilled orders following periods of supply chain disruption.
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and will accrue interest income. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this income tax receivable will not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730.0 million, plus the reversal of any interest income accrued on the payment.
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
Refer to Note 16 for additional detail of critical accounting estimates during the second quarter of Fiscal 2023, which were associated with impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset.

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
41 VF Corporation Q3 FY23 Form 10-Q

and actual results could differ materially from those expressed or implied in the forward-looking statements.
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus (COVID-19) global pandemic; the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; intense competition from online retailers and other direct-to-consumer business risks; third-party manufacturing and product innovation; increasing pressure on margins; VF’s ability to implement its business strategy; VF’s ability to grow its international, direct-to-consumer and digital businesses; VF's ability to transform its model to be more consumer-minded, retail-centric and hyper-digital; retail industry changes and challenges; VF's ability to create and maintain an agile and efficient operating model and organizational structure; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; the risk that VF’s facilities and systems and those of our third-party service providers may be vulnerable to and unable to anticipate or detect data or information security breaches and data or financial loss; VF’s ability to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; continuity of members of VF’s management; VF's ability to recruit, develop or retain qualified employees; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment such as the recent impairment charges related to the Supreme® reporting unit goodwill and indefinite-lived trademark intangible asset; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions and integrate acquisitions; business resiliency in response to natural or man-made economic, political or environmental disruptions; changes in tax laws and additional tax liabilities, including the timing of income inclusion associated with our acquisition of the Timberland® brand in 2011; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflict in Ukraine; changes to laws and regulations; adverse or unexpected weather conditions; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; VF's ability to pay and declare dividends or repurchase its stock in the future; climate change and increased focus on environmental, social and governance issues; and tax risks associated with the spin-off of our Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the Fiscal 2022 Form 10-K.

ITEM 4 — CONTROLS AND PROCEDURES.
Disclosure controls and procedures:
Under the supervision of the Interim Chief Executive Officer and Chief Financial Officer, a Disclosure Committee comprising various members of management has evaluated the effectiveness of the disclosure controls and procedures at VF and its subsidiaries as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that such controls and procedures were effective.
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
VF Corporation Q3 FY23 Form 10-Q 42

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
Talent management, employee retention and experience are important factors in VF’s success. Turnover in VF’s leadership or other key positions may have a material adverse effect on VF.
Our future success also depends on our ability to attract, develop, and retain talent with the necessary knowledge, skills and experience and maintain a culture of wellbeing, empowerment and diversity and inclusion to ensure VF is innovative and remains competitive in a rapidly-changing global marketplace. Competition for experienced and well-qualified personnel is intense and we may not be successful in attracting, developing, and retaining such personnel, which could impact VF’s ability to remain competitive. Additionally, changes to our office environments, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. As businesses increasingly operate remotely, traditional geographic competition for talent may change in ways that we cannot presently predict. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to attract and retain our employees. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives, our relationships with our customers or other third parties may be disrupted, and our results of operations could be adversely impacted.
VF depends on the services and management experience of its executive officers and business leaders who have substantial experience and expertise in VF’s business, and in developing and retaining employees. This loss of experience and expertise can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. The unexpected loss of services of one or more of these individuals or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on VF.
On December 2, 2022, VF’s Board of Directors appointed Benno Dorer, a member of the Board, as Interim President and Chief Executive Officer, effective immediately following the retirement of Steve Rendle, VF’s then President and Chief Executive Officer. VF’s Board has retained a search firm to assist in identifying a permanent Chief Executive Officer. This recent change in our executive leadership team, along with other changes in the roles and responsibilities among our executive officers, and any future changes resulting from the hiring or departure of executive officers, could disrupt our business and negatively affect our ability to recruit and retain talent. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our associates and other third parties. Further, this change also increases our dependency on other members of our executive leadership team who remain with us, and the departure of any remaining executive officer could be particularly disruptive in light of the recent leadership transitions.

43 VF Corporation Q3 FY23 Form 10-Q

LEGAL, REGULATORY AND COMPLIANCE RISKS
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
Also, as previously reported, VF petitioned the U.S. Tax Court (the "Court") to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF's acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue, and on January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as a tax receivable based on the technical merits of our position with regards to the case and will accrue interest income. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this tax receivable may not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730.0 million, plus the reversal of any interest income accrued on the payment.
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
VF Corporation Q3 FY23 Form 10-Q 44

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
As of December 31, 2022, VF had approximately $6.4 billion of debt outstanding. VF’s debt and interest payment requirements could have important consequences on its business, financial condition and results of operations. For example, it could:
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
Although VF has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its stock subject to certain limitations under its share repurchase programs, any determinations by the Board of Directors to continue to declare and pay cash dividends on VF’s common stock or to repurchase VF’s common stock will be based primarily upon VF’s financial condition, results of operations and business requirements, its access to debt capital markets or other forms of financing, the price of its common stock in the case of the repurchase program and the Board of Directors’ continuing determination that the repurchase programs and the declaration and payment of dividends are in the best interests of VF’s shareholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. Our cash dividend payments may change from time to time, and we cannot provide assurance that we will increase our cash dividend payment or declare cash dividends in any particular amount or at all. A reduction in the amount or suspension of our cash dividend payments or a reduction in the level or discontinuation of our share repurchases could have a negative effect on VF’s stock price.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended December 31, 2022 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Third Quarter Fiscal 2023	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
October 2 - October 29, 2022	—	$—	—	$2,486,971,057
October 30 - November 26, 2022	—	—	—	2,486,971,057
November 27 - December 31, 2022	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for investments in organic growth, VF’s Common Stock price and levels of stock option exercises.
45 VF Corporation Q3 FY23 Form 10-Q

ITEM 6 — EXHIBITS.

10.1	Retirement and General Release Agreement dated December 2, 2022
31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
VF Corporation Q3 FY23 Form 10-Q 46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Matthew H. Puckett
Matthew H. Puckett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 8, 2023	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
47 VF Corporation Q3 FY23 Form 10-Q