Form 10-K
period 2023-04-01
V F CORP
filed 2023-05-25
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2023
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
(720) 778-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Common Stock, without par value, stated capital $.25 per share	VFC	New York Stock Exchange
0.625% Senior Notes due 2023	VFC23	New York Stock Exchange
4.125% Senior Notes due 2026	VFC26	New York Stock Exchange
0.250% Senior Notes due 2028	VFC28	New York Stock Exchange
4.250% Senior Notes due 2029	VFC29	New York Stock Exchange
0.625% Senior Notes due 2032	VFC32	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on October 1, 2022, the last day of the registrant’s second fiscal quarter, was approximately $10,438,000,000 based on the closing price of the shares on the New York Stock Exchange.
As of April 29, 2023, there were 388,677,307 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 25, 2023 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
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
PART I

ITEM 1. BUSINESS.

V.F. Corporation, founded in 1899, is one of the world's largest apparel, footwear and accessories companies connecting people to the lifestyles, activities and experiences they cherish most through a family of iconic outdoor, active and workwear brands. Unless the context indicates otherwise, the terms “VF,” the "Company,” “we,” “us,” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries. All references to "Fiscal 2023" relate to VF's current fiscal year which ran from April 3, 2022 through April 1, 2023.
Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition of VF’s continuing operations. As such, the Occupational Workwear business that was sold on June 28, 2021 has been excluded.
VF’s diverse portfolio meets consumer needs across a broad spectrum of activities and lifestyles. Our ability to connect with consumers creates a unique platform for sustainable, long-term growth. Our long-term growth strategy is focused on four strategic choices:
•Find and amplify consumer tailwinds. Innovate within our existing brand portfolio while also strategically expanding into adjacencies that complement our current brands and tap into consumer growth spaces.
•Build brands on multiple growth horizons. Gain market share through building and managing our brands at different stages of growth across the portfolio, as well as through mergers and acquisitions and business development to benefit both individual brands and the enterprise.
•Leverage platforms for speed to scale and efficiency. Leveraging our strategic platforms, which provide a unique set of large-scale capabilities to enable our brands to connect more directly with consumers and operate more efficiently, including consumer data and analytics, direct-to-consumer centric supply chain, digitally-enabled seamless consumer experience and international platforms.
•Resource for portfolio agility and performance. Managing our business with organizational agility and dynamically allocate capital and deploy people to drive our highest-priority strategic and growth-focused initiatives.
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, apparel, backpack, luggage and accessories categories. Our largest brands are Vans®, The North Face®, Timberland® and Dickies®.
Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Revenues from the direct-to-consumer business represented 45% of VF’s total Fiscal 2023 revenues. In addition to selling directly into international markets, many of our brands also sell products through licensees, agents and distributors. In Fiscal 2023, VF derived 58% of its revenues from the Americas, 29% from Europe and 13% from Asia-Pacific.
To provide diversified products across multiple channels of distribution in different geographic areas, we rely on our global sourcing of finished goods from independent contractors. Our highly sophisticated and diversified supply chain utilizes leading technologies for inventory replenishment that enable us to match our assortment of products to consumer demand. Through an increasingly localized approach, we have established three main regional sourcing hubs which has led to reduced lead times by moving production closer to end consumption.
VF's chief operating decision maker allocates resources and assesses performance based on a global brand view which represents VF's operating segments. Global brands have been combined into reportable segments based on similar economic characteristics and qualitative factors. The reportable segments for financial reporting purposes have been identified as: Outdoor, Active and Work.
VF Corporation Fiscal 2023 Form 10-K 1

The following table summarizes VF’s brands by reportable segment:

REPORTABLE SEGMENT	BRANDS	PRIMARY PRODUCTS
Outdoor	The North Face®	High performance outdoor apparel, footwear, equipment, accessories
	Timberland®	Outdoor, adventure-inspired lifestyle footwear, apparel, accessories
	Smartwool®	Performance merino wool and other natural fibers-based apparel and accessories
	Altra®	Performance-based footwear
	Icebreaker®	High performance apparel and accessories based on natural fibers
Active	Vans®	Youth culture/action sports-inspired footwear, apparel, accessories
	Supreme®	Streetwear apparel, footwear, accessories
	Kipling®	Handbags, luggage, backpacks, totes, accessories
	Napapijri®	Premium outdoor-inspired apparel, footwear, accessories
	Eastpak®	Backpacks, luggage
	JanSport®	Backpacks, luggage
Work	Dickies®	Work and work-inspired lifestyle apparel and footwear
	Timberland PRO®	Protective work footwear, work and work-inspired lifestyle apparel
Financial information regarding VF’s reportable segments is included in Note 20 to the consolidated financial statements.

OUTDOOR SEGMENT

Our Outdoor segment is a group of authentic outdoor-based lifestyle brands. Product offerings include performance-based and outdoor apparel, footwear and equipment.
The North Face® is the largest brand in our Outdoor segment. The North Face® brand features performance-based apparel, outerwear, sportswear and footwear for men, women and children. Its equipment line includes tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme winter sport activities, such as high altitude mountaineering, skiing, snowboarding, and ice and rock climbing. The North Face® products are marketed globally, primarily through specialty outdoor and premium sporting goods stores, department stores, independent distributors, independently-operated partnership stores, concession retail stores, approximately 230 VF-operated stores, on websites with strategic digital partners and online at www.thenorthface.com.
The Timberland® brand offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 170 VF-operated stores, on websites with strategic digital partners and online at www.timberland.com.
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
The Icebreaker® brand specializes in performance apparel and accessories based on natural fibers, including merino wool and plant-based fibers. Icebreaker® products are sold globally through specialty outdoor and premium sporting goods stores, concession retail stores, independent distributors, approximately 25 VF-operated stores, on websites with strategic digital partners and online at www.icebreaker.com.
Key drivers of long-term growth in our Outdoor segment are expected to be a continued focus on product innovation, extension of our brands into new product categories, profitable growth in our direct-to-consumer business including our digital presence, expansion of wholesale channel partnerships, geographical diversification and development, as well as the potential for the acquisition of additional brands.
2 VF Corporation Fiscal 2023 Form 10-K

ACTIVE SEGMENT

Our Active segment is a group of activity-based lifestyle brands. Product offerings include active apparel, footwear, backpacks, luggage and accessories.
Vans® is the largest brand in our Active segment. The Vans® brand offers performance and casual footwear and apparel targeting younger consumers that sit at the center of action sports, art, music and street fashion. Vans® products are available globally through chain stores, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 750 VF-operated stores, on websites with strategic digital partners and online at www.vans.com.
Supreme® is a leading streetwear brand that offers apparel, accessories and footwear. Supreme® products are available globally through approximately 15 VF-operated stores, select partner retail stores and online at www.supremenewyork.com.
Kipling® branded handbags, luggage, backpacks, totes and accessories are sold globally through department, specialty and luggage stores, independently-operated partnership stores, independent distributors, concession retail stores, approximately 40 VF-operated stores, on websites with strategic digital partners and online at www.kipling.com.
The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price with a focus on marketing to men, women and children in Europe. Products are sold in department and specialty stores, independently-operated partnership stores, concession retail stores, independent distributors, approximately 25 VF-operated stores, on websites with strategic digital partners and online at www.napapijri.com.
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
Key drivers of long-term growth in our Active segment are expected to be our continued focus on product innovation, extension of our brands into new product categories, profitable growth of our direct-to-consumer business including our digital presence, enhancement of wholesale channel partnerships, geographical diversification and development, as well as the potential for the acquisition of additional brands.

WORK SEGMENT

Our Work segment consists of work and work-inspired lifestyle brands with product offerings that include apparel, footwear and accessories.
Dickies® is the largest brand in our Work segment. The Dickies® brand is a leader in authentic, functional, durable and affordable workwear and has expanded to produce work-inspired, casual-use products. Dickies® products are available globally through mass merchants, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 15 VF-operated stores, on websites with strategic digital partners and online at www.dickies.com.
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

DIRECT-TO-CONSUMER OPERATIONS

Our direct-to-consumer business includes VF-operated retail stores, brand e-commerce sites, concession retail locations and other digital platforms. Direct-to-consumer revenues were 45% of total VF revenues in Fiscal 2023.
Our full-price retail stores allow us to display a brand’s full line of products with fixtures and imagery that support the brand’s positioning and promise to consumers. These experiences provide high visibility for our brands and products and enable us to stay close to the needs and preferences of our consumers. The complete and impactful presentation of products in our stores also helps to increase sell-through of VF products at our wholesale customers due to increased brand awareness, education and visibility. VF-operated full-price stores generally provide gross margins that are well above other channels.
In addition, VF operates outlet stores in both premium outlet malls and more traditional value-based locations. These outlet stores carry merchandise that is specifically designed for sale in our outlet stores and serve an important role in our overall inventory management and profitability by also allowing VF to sell a significant portion of excess, discontinued and out-of-season products at better prices than otherwise available from outside parties, while maintaining the integrity of our brands.
Our global direct-to-consumer operations included 1,265 stores at the end of Fiscal 2023. We operate retail store locations for the following brands: Vans®, The North Face®, Timberland®, Kipling®, Icebreaker®, Napapijri®, Dickies® and Supreme®. Approximately 60% of our stores are located in the Americas (53% in the U.S.), 25% in Europe and 15% in Asia-Pacific. Additionally, we sell certain of our branded products through
VF Corporation Fiscal 2023 Form 10-K 3

approximately 900 concession retail stores located principally in Europe and Asia.
E-commerce represented approximately 43% of our direct-to-consumer business and 19% of total VF revenues in Fiscal 2023. All VF brands are marketed online. We continue to expand our omni-channel approach and integrated marketplace strategies in the Europe and Asia-Pacific regions, in order to engage with consumers at every touch point with innovative assets and by focusing on local relevance. We also continue to increase focus on digital innovation and growth across other third-party digital platforms that are reported within our direct-to-consumer business.
We expect our direct-to-consumer business to gain share in our revenue mix as we leverage strategic platforms that enable our brands to more directly connect with consumers.
In addition to our direct-to-consumer operations, independent parties own and operate approximately 2,400 partnership stores. Sales to these partners are reported in our wholesale channel. These are primarily mono-brand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and in Asia, and are concentrated amongst The North Face®, Timberland®, Vans®, Dickies®, Kipling® and Napapijri® brands.

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
Licensing arrangements relate to a broad range of VF brands and are for fixed terms of generally 3 to 5 years, with conditional renewal options, outside of certain licensing arrangements for the Dickies® brand that have longer terms. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed product sales. Royalty income was $75.0 million in Fiscal 2023 (less than 1% of total revenues), primarily from the Vans®, Dickies® and Timberland® brands.

SOURCING AND DISTRIBUTION

Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.
VF’s centralized global supply chain organization is responsible for procuring and delivering products to support our brands and businesses. VF is skilled in managing the complexities associated with our global supply chain. In Fiscal 2023, VF sourced approximately 362 million units spread across our brands. Our products were primarily obtained from approximately 340 independent contractor manufacturing facilities in approximately 35 countries. Additionally, we operate 21 distribution centers and 1,265 retail stores across the globe. We also utilize distribution centers managed by third parties, as necessary, for certain brands and locations. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.
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
Independent contractors generally own the raw materials and ship finished, ready-for-sale products to VF. These contractors are engaged through VF's sourcing hub in Singapore (with satellite offices across Asia), and to a lesser extent, VF's sourcing hubs in Panama and Switzerland. These hubs are responsible for managing the procurement of product, supplier oversight, product quality assurance, sustainability within the supply chain, responsible sourcing and transportation and shipping functions. In addition, our hubs leverage proprietary knowledge and technology to enable certain contractors to more effectively control costs and improve labor efficiency.
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
No single supplier represented more than 6% of our total cost of goods sold during Fiscal 2023.
All independent contractor facilities that manufacture VF products, are subject to VF’s Global Compliance Principles. These principles, consistent with international labor standards, are a set of strict standards covering legal and ethical business practices, worker age, work hours, health and safety conditions, environmental standards and compliance with local laws and regulations.
VF, through its contractor monitoring program, audits the activities of the independent businesses and contractors that produce VF products at locations across the globe. Independent contractor facilities, including those serving our independent licensees, are subject to pre-certification before producing VF products. This pre-certification includes passing a factory
4 VF Corporation Fiscal 2023 Form 10-K

inspection and signing a VF Terms of Engagement agreement. We maintain an ongoing audit program to ensure compliance with these requirements by using dedicated internal staff and externally contracted firms. Additional information about VF’s Code of Business Conduct, Global Compliance Principles, Terms of Engagement and Environmental Compliance Guidelines, along with a Global Compliance Report, is available on the VF website at www.vfc.com.
COVID-19 has impacted some of VF's suppliers, including the resurgence of COVID-19 lockdowns in key sourcing countries that resulted in additional manufacturing constraints and logistical challenges during Fiscal 2023. VF has worked with its suppliers to minimize disruption and employed expedited freight as needed. VF has and will continue to work to offset any increases in product costs through (i) the continuing shift in the mix of its business to higher margin brands, geographies and channels of distribution, (ii) increases in the prices of its products, and (iii) cost reduction efforts. The loss of any one supplier or contractor would not have a significant adverse effect on our business.
Product is shipped from our independent suppliers to distribution centers around the world. In some instances, product is shipped directly to our customers. Most distribution centers are operated by VF, and most support more than one brand.
Our largest distribution centers by region are located in Visalia, California, Prague, Czech Republic and Kunshan, China. In total, we operate 21 owned or leased distribution centers primarily in the U.S., but also in the Czech Republic, United Kingdom, the Netherlands, China, Canada, Mexico, Belgium, Israel and France. In addition, VF leases a distribution center in Ontario, California, that will be operational in early-Fiscal 2024 and will become VF's largest distribution center.

SEASONALITY

VF’s quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where revenues are historically weighted towards the second and third fiscal quarters. On a quarterly basis in Fiscal 2023, revenues ranged from a low of 19% of full year revenues in the first fiscal quarter to a high of 30% in the third fiscal quarter, with corresponding operating margins of 3% in the first fiscal quarter and 15% in the third fiscal quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where 14% of the segment's revenues occurred in the first fiscal quarter compared to 35% in the third fiscal quarter of Fiscal 2023. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.
Working capital requirements vary throughout the year. Working capital typically increases early in the calendar year as inventory builds to support peak shipping periods and then moderates later in the calendar year as those inventories are sold and accounts receivable are collected. Historically, cash provided by operating activities is substantially higher in the second half of the calendar year due to higher net income during that period and reduced working capital requirements, particularly during the fourth quarter of the calendar year.

ADVERTISING, CUSTOMER SUPPORT AND COMMUNITY OUTREACH

During Fiscal 2023, our advertising and promotion expense was $861.8 million, representing 7% of total revenues. We advertise in consumer and trade publications and through digital initiatives, including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments.
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
In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, The North Face® brand has committed to programs that encourage and enable outdoor participation, such as The North Face Explore Fund™ program, and provide trailblazing athletes with funding, gear, education and mentorship to accelerate their progress through its "Athlete Development Program". The Timberland® brand has a strong heritage of volunteerism, including the Path of Service™ program, which celebrated its 30-year anniversary in Fiscal 2023, offering full-time employees paid time off to serve their local communities through global service events such as Earth Day in the spring and "Serv-a-palooza" in the fall. In Fiscal 2023, the Vans® brand supported programs and nonprofits committed to equality, mental health support and empowering everyone to use creativity to discover themselves.
VF Corporation Fiscal 2023 Form 10-K 5

SUSTAINABILITY AND RESPONSIBILITY

VF and our portfolio of brands strive to be more than just an apparel and footwear company. Collectively, we work to be a leading global citizen, setting a high bar for corporate sustainability and responsibility. Our enterprise-wide sustainability and responsibility strategy focuses on key areas including people, the planet and our products.
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
VF prioritizes sustainable materials, circularity, and sustainable packaging to drive scalable change by working to reduce our environmental impact. Other critical components of our sustainability strategy include reducing greenhouse gas ("GHG") emissions, increasing responsible sourcing of materials, reducing waste, implementing green building design, increasing renewable energy use and improving operational efficiency across both our direct operations and supply chain.
VF’s President and Chief Executive Officer, as well as the Company's Executive Leadership Team ("ELT") and Board of Directors are responsible for the oversight of VF’s sustainability and responsibility strategies and targets. VF's ELT Corporate Responsibility Working Group, comprised of executive leaders and subject matter experts from across the enterprise, address salient environmental and social issues. Progress updates and key outcomes of the ELT Corporate Responsibility Working Group are presented to the Governance and Corporate Responsibility Committee of the Board of Directors on a biannual cadence.
In alignment with the Taskforce on Climate-Related Financial Disclosures ("TCFD"), VF has completed an analysis of potential climate-related risks and opportunities. 'Climate Change & Sustainability' has been established as a VF enterprise risk and embedded in our enterprise risk management framework. Updates on enterprise risks, and progress towards associated targets, are provided to the Audit Committee of the Board of Directors quarterly.
VF's science-based targets include the following:
•Reduce absolute Scope 1 and 2 GHG emissions 55% by 2030 from a Fiscal 2017 baseline; and
•Reduce absolute Scope 3 GHG emissions from purchased goods and services and upstream transportation 30% by 2030 from a Fiscal 2017 baseline.
Other planet- and product-related goals include the following:
•Utilize 100% renewable energy across our owned-and-operated facilities by Fiscal 2026, to be primarily achieved through off-site renewable energy investments, including renewable energy credits.
•Source 50% of our polyester from recycled materials by Fiscal 2026.
•Key packaging materials shall be reduced and originate from more sustainable sources by Fiscal 2031.
VF is currently on course with its internal milestones, tracking progress towards these targets and goals.
In Fiscal 2023, VF issued its second €500.0 million green bond; the inaugural green bond was issued in Fiscal 2020. VF has dedicated an amount equivalent to the green bond net proceeds to support projects that align with key United Nations’ Sustainable Development Goals, deliver meaningful environmental benefits and drive progress toward its science-based targets.
Additional information regarding VF’s sustainability and responsibility strategy and actions can be found within our latest sustainability and responsibility report within our “Responsibility” page on www.vfc.com. Also included on that webpage are downloads of our Sustainability Accounting Standards Board ("SASB") and Global Reporting Initiative ("GRI") indices. Information contained on our website or in our sustainability and responsibility reports or related supplemental information is not incorporated by reference into this or any other report we file with the SEC.

HUMAN CAPITAL MANAGEMENT

As a performance-driven company that is committed to its purpose, VF leverages the strength of our business and the capabilities of our people to drive profitable growth and create value for shareholders and stakeholders. Our purpose is to power movements of sustainable and active lifestyles for the betterment of people and our planet. This purpose, combined with a laser focus on performance and delivering on our commitments, allows us to offer a unique value proposition to our associates – a place where you can do well and do good at the same time.
We consider the talent and capabilities of our people as essential to our business strategy and execution, and, as such, put in place strategies to acquire, develop and retain highly diverse talent with the skills and passion to build our brands for our consumers around the globe. Our Human Capital Management ("HCM") practices are designed to promote inclusion, diversity and equity; provide development opportunities for associates across the organization; offer competitive rewards and benefits; and sponsor programs that support wellbeing in an engaging work environment built on enduring guiding principles and longstanding values.
6 VF Corporation Fiscal 2023 Form 10-K

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
Our Board of Directors and its Committees provide governance and oversight on a broad range of VF’s human capital management efforts. The Board’s oversight includes review of CEO and executive officer performance, compensation and succession planning and inclusion, and diversity and belonging programs and initiatives. The Talent and Compensation Committee works with management on executive compensation and compensation risks, and regularly reviews our progress on company-wide HCM priorities, including inclusion, diversity and equity, benefits, wellbeing, succession planning and talent development strategies. VF’s Audit Committee monitors current and emerging risks, including HCM risks, and VF’s health and safety program. The Governance and Corporate Responsibility Committee is responsible for conducting Board succession planning and the selection of nominees to the Board, and reviews VF’s Code of Business Conduct and VF’s sustainability policies, goals and programs. These Committees provide recommendations to the Board and are part of the broader framework that guides how VF acquires, develops, and retains a workforce that aligns with VF’s values and supports its business strategies and performance objectives. In addition, VF’s ELT is regularly engaged in the development and management of key talent systems, guiding our culture, employee value proposition and talent development programs. The sections that follow provide further background on our associate base, as well as examples of our key programs and initiatives that are focused on the achievement of our objectives.
Associate Base
VF had approximately 33,000 employees at the end of Fiscal 2023. Of VF’s total employees, approximately 60% were full-time and approximately 57% were located in the U.S. In international markets, certain employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
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
These actions are consistent and aligned with VF’s IDEA Statement, committing to equal opportunity for all employees and candidates. At the end of Fiscal 2023, approximately 19% of our U.S. director and above workforce self-identified as BIPOC.
VF is a member of the Paradigm for Parity coalition, which has pledged to promote organizational gender parity globally in leadership roles by 2030. At the end of Fiscal 2023, approximately 53% of the overall VF workforce and approximately 42% of director and above roles self-identified as women. VF aims to remove barriers to uplifting women and has added and expanded resources to support women in the workplace, including career advancement workshops, community building activities through our Employee Resource Groups (“ERGs”), and a suite of benefits designed to promote wellbeing and provide support for parents and families, including paid parental leave.
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
Associate Wellbeing and Safety
VF endeavors to support the diverse wellbeing needs of our associates and their families. We define wellbeing as not only physical health, but also mental, emotional, social, financial and career wellbeing. We offer a comprehensive and competitive benefits program to our full-time associates that is designed to provide choices and flexibility to meet their needs now and in the
VF Corporation Fiscal 2023 Form 10-K 7

future. These include health and welfare programs, retirement programs, paid parental leave, reproductive and adoption assistance, paid time off, tuition reimbursement, product discounts, fitness facilities or programs, childcare and educational resources and various on-site services, employee assistance program, and regular wellbeing programming, as culturally appropriate throughout the geographies in which we operate.
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

OTHER MATTERS
Competitive Factors
Our business depends on our ability to stimulate consumer demand for VF’s brands and products. As a leader in the industry with a portfolio of iconic brands, VF is well-positioned to compete in its target markets for apparel, footwear, and accessories. Our brands support the active lifestyles of their consumers through the development of innovative and differentiated products and experiences. We support our brands in meeting their commitments to consumers by leveraging our platforms and capabilities to innovate and ensure sufficient availability of high-quality products when and where consumers choose to engage with our brands, and to communicate and maintain long-lasting relationships.
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
Customers
VF products are sold on a wholesale basis to specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and strategic digital partners. In addition, we sell products on a direct-to-consumer basis through VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Our international sales represented 48% of our total revenues in the year ended March 2023, with Europe being the largest international market.
Sales to VF’s ten largest customers amounted to approximately 15% of total revenues in Fiscal 2023. Sales to the five largest customers amounted to approximately 9% of total revenues in Fiscal 2023. Sales to VF’s largest customer totaled approximately 2% of total revenues in Fiscal 2023.
Backlog
The dollar amount of VF’s order backlog as of any date is not indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.
8 VF Corporation Fiscal 2023 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the executive officers of VF Corporation as of May 25, 2023. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. None of the VF Corporation executive officers have any family relationship with one another or with any of the directors of VF Corporation.
Benno Dorer, 59, has been Interim President and Chief Executive Officer of VF since December 2022 and a Director of VF since 2017. Mr. Dorer served as VF's Lead Independent Director from July 2021 until December 2022.
Matthew H. Puckett, 49, has been Executive Vice President and Chief Financial Officer of VF since June 2021. He served as Vice President — Global Financial Planning & Analysis from June 2019 until May 2021, Vice President — Chief Financial Officer of VF International from April 2015 until May 2019, Vice President – Chief Financial Officer Timberland from October 2011 until March 2015 and Vice President — Chief Financial Officer VF Sportswear April 2009 until October 2011. Mr. Puckett joined VF in 2001.
Kevin D. Bailey, 62, has been Global Brand President, Vans® since March 2022. He served as Executive Vice President and President, APAC and Emerging Brands from August 2020 until February 2022 (Emerging Brands) and June 2022 (APAC), Executive Vice President and Group President, APAC from January 2017 until August 2020, President Action Sports & VF CASA from March 2016 until December 2016, President Action Sports and the Vans® brand from April 2014 until February 2016, Global President of the Vans® brand from June 2009 until March 2014 and Vice President Direct-to-Consumer for the Vans® brand from June 2002 until November 2007. Mr. Bailey joined VF in 2004 with the Vans® acquisition.
Martino Scabbia Guerrini, 58, has been Executive Vice President, and President, EMEA and Emerging Brands since March 2022, and President, APAC since November 2022. He served as Executive Vice President and Group President — EMEA from January 2018 until March 2022. He served as President — VF EMEA from April 2017 until December 2017, Coalition President — Jeanswear, Sportswear and Contemporary International from January 2013 until November 2017, President — Sportswear and Contemporary EMEA from February 2009 until December 2012 and President — Sportswear and Packs from August 2006 until January 2009. Mr. Guerrini joined VF in 2006.
Bryan H. McNeill, 61, has been Vice President — Controller and Chief Accounting Officer since April 2015. He served as Controller and Supply Chain Chief Financial Officer of VF International from January 2012 until March 2015 and Controller of VF International from May 2010 until December 2011. Mr. McNeill joined VF in 1993.
Nicole Otto, 52, has been Global Brand President, The North Face® since June 2022. She also served as President, APAC from July 2022 until November 2022. Ms. Otto joined VF in June 2022.
Jennifer S. Sim, 49, has been Executive Vice President, General Counsel and Secretary since May 2022. She served as Vice President, Deputy General Counsel from 2019 until May 2022, Vice President, General Counsel — Americas West from 2016 until 2019 and Vice President, General Counsel — Outdoor & Action Sports Americas from 2013 until 2016. Ms. Sim joined VF in 2013.
Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 25, 2023 (“2023 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 1, 2023, which information is incorporated herein by reference.

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
After VF’s 2023 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on August 2, 2022.
VF Corporation Fiscal 2023 Form 10-K 9

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
The success of VF’s business depends on consumer spending on apparel and footwear, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, inflationary pressures, recessions or economic slowdowns, unemployment, stock market performance, weather conditions and natural disasters (including potential effects from climate change), energy prices, public health issues (including the coronavirus (COVID-19) pandemic), geopolitical instability (such as the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others, and the current tensions between the U.S. and China), consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where VF’s products are sold. Decreased consumer spending could result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins. The uncertain state of the global economy continues to impact businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve, adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on VF.
The apparel and footwear industries are highly competitive, and VF’s success depends on its ability to gauge consumer preferences and product trends, and to respond to constantly changing markets.
VF competes with numerous apparel and footwear brands and manufacturers. Competition is generally based upon brand name recognition, the price, design, quality and selection of product, service and purchasing convenience. Some of our competitors are larger and have more resources than VF in some product categories and regions. In addition, VF competes directly with the private label brands of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on our ability to:
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
In addition, our ability to compete is also dependent on our ability to reach consumers effectively and efficiently in an evolving media landscape, including digital, which is subject to evolving and increasingly restrictive privacy requirements. Failure to compete effectively or to keep pace with rapidly changing consumer preferences, markets, technology, business model and product trends could have a material adverse effect on VF’s business, financial condition and results of operations. Moreover, there are significant shifts underway in the wholesale and retail (e-commerce and retail store) channels, which have been accelerated because of the COVID-19 pandemic. VF may not be able to manage its brands within and across channels sufficiently, which could have a material adverse effect on VF’s business, financial condition and results of operations.
The retail industry has experienced financial difficulty that could adversely affect VF's business.
Recently there have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry. These events individually, and together, could have a material, adverse effect on VF's business. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers. In the future, retailers are likely to further consolidate, undergo restructurings or reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. In addition, consumers have continued to transition away from traditional wholesale retailers to large online retailers. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers.
Further, the global economy periodically experiences recessionary conditions with rising unemployment, reduced availability of credit, increased savings rates and declines in real estate and securities values. These recessionary conditions could have a negative impact on retail sales of apparel, footwear and other consumer products. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This could result in higher credit risk to VF relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.
10 VF Corporation Fiscal 2023 Form 10-K

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
VF’s success to date has been due in large part to the growth of its brands’ images and VF’s consumers’ connection to its brands. If we are unable to timely and appropriately respond to changing consumer demand, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality, corporate integrity, and environmental, social and governance ("ESG") practices, including with respect to human rights, diversity, equity and inclusion, and our impact on the environment. Negative claims or publicity regarding VF, its brands or its products, including licensed products, or its culture and values, or its employees, endorsers, sponsors or suppliers could adversely affect our reputation and sales regardless of whether such claims are accurate. The rapidly changing media environment, including our increasing reliance on social media and online marketing, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Failure to continue to obtain or maintain high-quality sponsorships and endorsers could harm our business. In addition, actions taken by those individuals associated with our products could harm their reputations, which could adversely affect the images of our brands. Our reputation and brand image also could be damaged as a result of our support of, association with or lack of support or disapproval of certain political or social issues or catastrophic events, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations.
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
We may be adversely affected by weather conditions, including any potential effects from climate change.
Our business is adversely affected by unseasonable weather conditions, including those resulting from climate change. A significant portion of the sales of our products is dependent in part on the weather and is likely to decline in years in which weather conditions do not favor the use of these products. For example, periods of unseasonably warm weather in the fall or winter can lead to reduced consumer spending that negatively impacts VF's direct-to-consumer business, and inventory accumulation by our wholesale customers, which can, in turn, negatively affect orders in future seasons. In addition, abnormally harsh or inclement weather can also negatively impact retail traffic and consumer spending. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. Any and all of these risks may have a material adverse effect on our financial condition, results of operations or cash flows.
VF may not succeed in its business strategy.
One of VF’s key strategic objectives is growth. Currently, we are prioritizing growth through organic means and, to a lesser extent, through acquisitions. We seek to grow by building our lifestyle brands, expanding our share with winning customers, stretching VF’s brands to new regions, leveraging our supply chain and information technology capabilities across VF and expanding our direct-to-consumer business, including opening new stores, remodeling and expanding our existing stores and growing our e-commerce business. However, we may not be able to grow our business. For example:
•We may not be able to find and amplify consumer tailwinds by innovating within our existing brand portfolio while also strategically expanding into adjacencies that complement our current brands and tap into consumer growth spaces.
•We may not be able to transform our model to be more digitally focused.
•We may not be able to expand our market share with winning customers, or our wholesale customers may encounter financial difficulties and thus reduce their purchases of VF products.
•We may not be able to successfully meet evolving consumer needs to unlock growth opportunities for our brands or expand in other geographies, including in Asia.
•We may not be able to effectively deploy resources and allocate capital towards investments in new and organic businesses and capabilities in order to drive strategic objectives.
VF Corporation Fiscal 2023 Form 10-K 11

•We may not be able to achieve the expected results from our supply chain initiatives and establish and maintain effective supply chain systems, data, and capabilities, infrastructure, and the sourcing strategy necessary to optimally meet current and future business needs, including direct-to-consumer needs.
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
Our supply chain may be disrupted due to factors such as political instability, inflationary pressures, macroeconomic conditions, and other factors including reduced freight availability and increased costs, port disruption, distribution center closures, severe weather, natural disasters, military conflicts, or labor supply shortages or stoppages. Any significant disruption in our supply chain could impair our ability to procure or distribute our products, which would adversely affect our business and results of operations.
VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage, failure or interruption due to viruses, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our system or the implementation of new systems. The failure of these systems to operate effectively or remain innovative, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of VF’s business, including our reputation, management of inventory, ordering and replenishment of products, sourcing and distribution of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media. Moreover, failure to provide effective digital (including omni-channel) capabilities and information technology infrastructure could result in an inability to meet current and future business needs and a resulting loss of brand competitiveness, leading to loss of revenue and market share and decreased business agility.
VF is subject to data and information security and privacy risks that could negatively affect its business operations, results of operations or reputation.
In the normal course of business, we often collect, retain and transmit certain sensitive and confidential consumer information, including credit card information and employee information, over public networks. There is a significant concern by consumers and employees over the security of personal information collected, retained or transmitted over the Internet, identity theft and user privacy. Data and information security breaches are increasingly sophisticated, and can be difficult to detect for long periods of time. Accordingly, if unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, publish, delete, hold ransom or modify our private and sensitive information, including credit card information, personal information, and confidential or other proprietary business information. We have implemented systems and processes designed to protect against unauthorized access to or use of personal information and other confidential information, and rely on encryption and authentication technology to effectively secure transmission of such information, including credit card information. Despite these security measures, there is no guarantee that they will prevent all unauthorized access to our systems and information, and our facilities and systems and those of our third-party service providers may be vulnerable and unable to anticipate or detect security breaches and data loss.
In addition, we face amplified data security risks as a result of more employees working remotely, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and an increase in the number of points of potential attack, such as laptops and mobile devices. Employees may intentionally or inadvertently cause data security breaches that result in the unauthorized release of personal or confidential information. VF and its consumers could suffer harm if valuable business data, or employee, consumer and other confidential and proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in VF’s systems or due to one of our third-party service providers or our employees. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation, confidence in our e-commerce platforms and our relationships with consumers and employees, result in business disruption, unwanted and negative media attention and lost sales, and expose us to risks of litigation, liability and increased scrutiny from regulatory entities. In
12 VF Corporation Fiscal 2023 Form 10-K

addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with laws regarding the privacy and security of personal information and we may not be able to comply with new data protection laws and regulations being adopted around the world. Any failure to comply with the laws and regulations and consumer expectations surrounding the privacy and security of personal information could subject us to legal and reputational risk, including significant fines and/or litigation for non-compliance in multiple jurisdictions, negative media coverage, diminished consumer confidence and decreased attraction to our brands, any of which could have a negative impact on revenues and profits. In addition, while we maintain cyber insurance policies, those existing insurance policies may not adequately protect VF from all of the adverse effects and damages that could be caused by a security breach. Moreover, if our associates or vendors, intentionally or inadvertently, misuse consumer data or are not transparent with consumers about how we use their data, our brands, reputation and relationships with consumers could be damaged.
There are risks associated with VF’s acquisitions and portfolio management.
Any acquisitions or mergers by VF will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations, systems and personnel of the companies, the loss of key employees and consumers as a result of changes in management, and slower progress toward ESG goals given challenges with data acquisition and integration, and integration of ESG initiatives overall. In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. Moreover, failure to effectively manage VF’s portfolio of brands in line with growth targets and shareholder expectations, including acquisition choices, integration approach and divestiture timing could result in unfavorable impacts to growth and value creation.
Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges, such as the recent impairment charges related to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities are not accurate, we may be exposed to losses that may be material.
The Supreme® brand employs a different business model than the rest of our brands and is subject to unique risks because of its focus on frequent, weekly and limited product drops through the direct-to-consumer channel. The Supreme business model has different characteristics from the business models which VF and its brands have historically employed. These different characteristics may include product volume requirements, product seasonality, product design and production rates, and consumer concentrations and demand. VF's failure to make the necessary adaptations to its operations to address these different characteristics, complexities and market dynamics could adversely affect VF's revenue, business condition and results of operations.
VF uses third-party suppliers and manufacturing facilities worldwide for its raw materials and finished products, which poses risks to VF’s business operations.
During Fiscal 2023, VF’s products were sourced from independent manufacturers primarily located in Asia. Any of the following could impact our ability to source or deliver VF products, or our cost of sourcing or delivering products and, as a result, our profitability:
•political or labor instability in countries where VF’s contractors and suppliers are located;
•inflationary pressures or changes in local economic conditions in countries where VF’s contractors and suppliers are located;
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
•increased risk of detention by customs officials of raw materials or goods used by our suppliers in the manufacture of certain of our products, and increased risk of detention of our products;
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
VF Corporation Fiscal 2023 Form 10-K 13

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
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were approximately 15% of total revenues in Fiscal 2023, with our largest customer accounting for approximately 2% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations.
Talent acquisition, management, engagement and retention are important factors in VF’s success. Turnover in VF’s leadership or other key positions may have a material adverse effect on VF.
Our future success also depends on our ability to acquire, develop, and retain talent needed to mobilize VF against our current and future needs, and sustain our culture as a performance-driven company that is committed to its purpose. Competition for experienced, well-qualified and diverse personnel is intense and we may not be successful in attracting, developing, and retaining such personnel, which could impact VF’s ability to remain competitive. Our ability to acquire, develop and retain personnel has been, and may continue to be impacted by, challenges and structural shifts in the labor market, which has experienced and may continue to experience wage inflation, labor shortages, increased employee turnover, changes in availability of the workforce and a shift toward remote work. Additionally, changes to our office environments, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. As businesses increasingly operate remotely, traditional geographic competition for talent may change in ways that we cannot presently predict. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to acquire and retain our employees. If we are unable to retain, acquire, and engage talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives, our relationships with our customers, consumers or other third parties may be disrupted, and our results of operations could be adversely impacted.
VF depends on the services and management experience of its executive officers and business leaders who have substantial experience and expertise in VF’s business, and in developing and retaining employees. This loss of experience and expertise can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Acquiring and retaining qualified senior leadership may be more challenging under adverse business conditions. The unexpected loss of services of one or more of these individuals or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on VF.
On December 2, 2022, VF’s Board of Directors appointed Benno Dorer, a member of the Board, as Interim President and Chief Executive Officer, effective immediately following the retirement of Steve Rendle, VF’s then President and Chief Executive Officer. VF’s Board has retained a search firm to assist in identifying a permanent President and Chief Executive Officer. This recent change in our executive leadership team, along with other changes in the roles and responsibilities among our executive officers, and any future changes resulting from the hiring or departure of executive officers, could disrupt our business and negatively affect our ability to recruit and retain talent. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our associates and other third parties. Further, this change also increases our dependency on other members of our executive leadership team who remain with us, and the departure of any remaining executive officer could be particularly disruptive in light of the recent leadership transitions.
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
14 VF Corporation Fiscal 2023 Form 10-K

equipment and leasehold improvements and employee-related costs.
VF’s net sales depend on the volume of traffic to its stores and the availability of suitable lease space.
A significant portion of our revenues are direct-to-consumer sales through VF-operated stores. In order to generate consumer traffic, we locate many of our stores in prominent locations within successful retail shopping centers or in fashionable shopping districts. Our stores benefit from the ability of the retail center and other attractions in an area to generate consumer traffic in the vicinity of our stores. Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot control the development of new shopping centers or districts; the availability or cost of appropriate locations within existing or new shopping centers or districts; competition with other retailers for prominent locations; or the success of individual shopping centers or districts. Further, if we are unable to renew or replace our existing store leases or enter into leases for new stores on favorable terms, or if we violate the terms of our current leases, our growth and profitability could be harmed. All of these factors may impact our ability to meet our growth targets and could have a material adverse effect on our financial condition or results of operations.
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
VF’s trademarks, trade names, patents, trade secrets and other intellectual property are important to VF’s success. Counterfeiting of VF’s products or infringement on its intellectual property rights could diminish the value of our brands and adversely affect VF’s revenues. Actions we have taken to establish and protect VF’s intellectual property rights may not be adequate to prevent copying of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the U.S. or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, such as the Russian government's announcements that it would not protect intellectual property rights, including patent rights and rights that could block parallel imports of gray market goods, as a result of the sanctions imposed on Russia in connection with the Russia-Ukraine conflict, could have an impact on VF’s ability to enforce those rights.
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
VF’s business and operations could be materially and adversely affected if it fails to create systems of monitoring, prevention, response, crisis management, continuity and recovery to mitigate natural or man-made economic, public health, political or environmental disruptions.
Business resiliency is important to VF’s success because there are a variety of risks generally associated with doing business on a global basis that may involve natural or man-made economic, public health (including the COVID-19 pandemic), political or environmental disruptions. Disruptions, and government responses to any disruption, could cause, among other things, a decrease in consumer spending that would negatively impact our sales, delays in the fulfillment or cancellation of customer
VF Corporation Fiscal 2023 Form 10-K 15

orders or disruptions in the manufacture and shipment of products, increased costs and a negative impact on our reputation and long-term growth plans. The impact of disruptions may vary based on the length and severity of the disruption. VF’s failure to create and implement systems of monitoring, prevention, response, crisis management, continuity and recovery to anticipate, prepare, prevent, mitigate, and respond to potential threats impacting its business, people, processes and facilities could result in extended disruptions and unpredictability.

LEGAL, REGULATORY AND COMPLIANCE RISKS
VF’s operations and earnings may be affected by legal, regulatory, political and economic uncertainty and risks.
Our ability to maintain the current level of operations in our existing markets and to capitalize on growth in existing and new markets is subject to legal, regulatory, political and economic uncertainty and risks. These include the burdens of complying with U.S. and international laws and regulations, and changes in regulatory requirements.
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
Beginning in February 2022, in response to the military conflict between Russia and Ukraine, the U.S. and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. To date, we have experienced revenue impacts due to business model changes in Russia, currency devaluation, and costs associated with compliance with sanctions and other regulations. For example, we have closed all VF-operated retail stores, terminated all leases and ceased all direct-to-consumer e-commerce operations in Russia. In addition, as of April 1, 2023, there was approximately $36.5 million of cash in Russia that, although it can be used without limits within Russia, is currently limited on movement out of Russia. Further impacts of the conflict could include macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats, harm to employee health and safety, reputational harm, increase in counterfeiting and intellectual property activity, nationalization of our assets, and additional costs associated with compliance with sanctions and other regulations and risks associated with failure to comply with the same. Although our operations in Russia are not significant, the conflict could escalate and result in broader economic and security concerns, including in other geographies, which could in turn adversely affect our business, financial condition or results of operations.
As a result of our global operations, we are subject to a number of risks impacting our employees working outside the U.S., including regulations that may differ from or be more stringent than analogous U.S. regulations, political or economic instability, cross-border political tensions and challenges in effectively managing employees in foreign jurisdictions. VF is subject to increased tax and regulatory risks related to employees working remotely or otherwise in a tax location other than their normal work location or residential state or country. These changes have created, and continue to create, challenges in managing our tax and regulatory compliance as well as acquiring and retaining cross-border talent, which could adversely affect our business, results of operations and financial condition.
Changes to U.S. or international trade policy, tariff and import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. For example, the U.S. government has instituted changes in trade policies imposing higher tariffs on imports into the U.S. from China. Tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted, considered or are considering imposing retaliatory measures on certain U.S. goods. VF, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. In addition, the Uyghur Forced Labor Prevention Act and other similar laws may lead to greater supply chain compliance costs and delays to us and to our suppliers and customers.
Changes in tax laws could increase our worldwide tax rate and tax liabilities and materially affect our financial position and results of operations.
We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, which included a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and a
16 VF Corporation Fiscal 2023 Form 10-K

new minimum tax on certain foreign earnings. Taxes related to the one-time mandatory deemed repatriation of foreign earnings due over a period of time could be accelerated upon certain triggering events, including failure to pay such taxes when due. In addition, the current U.S. Presidential Administration could take further action, including through its proposal of a higher U.S. federal corporate tax rate and increased taxation of offshore income. Such action could have a material effect on our financial position and results of operations.
In addition, many countries in the European Union ("EU") and around the globe have adopted and/or proposed changes to current tax laws. Further, organizations such as the Organisation for Economic Co-operation and Development ("OECD") have published action plans that, if adopted by countries where we do business, could increase our tax obligations and compliance costs in these countries. More specifically, the OECD has released rules to address tax challenges arising from the digitalization of the economy (i.e., Global Anti Base Erosion ("GloBE") model rules or "Pillar Two"). Member countries are expected to implement these rules into local law in the coming year. The new rules could be effective for companies as early as tax years beginning on or after January 1, 2024. The ultimate outcome of these rules that are enacted into law in each country may result in a material financial impact to VF.
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
Also, as previously reported, VF petitioned the U.S. Tax Court (the "Court") to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF's acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue, and on January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as a tax receivable based on the technical merits of our position with regards to the case and will accrue interest income. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this income tax receivable will not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730.0 million, plus the reversal of any interest income accrued on the payment, which was approximately $12.0 million at March 2023.
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
Our business is subject to comprehensive national, state and local laws and regulations on a wide range of environmental, climate change, consumer protection, social, employment, privacy, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, safety, employment practices and environmental compliance. The costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors.
Failure by VF or its third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, safety, labor and environmental standards, or related political
VF Corporation Fiscal 2023 Form 10-K 17

considerations, could result in a material adverse effect on our financial condition, results of operations or cash flows, including resulting in interruption of finished goods shipments to VF, extensive remediation efforts, cancellation of orders by customers and termination of relationships. If VF or one of our independent contractors violates labor or other laws, implements improper labor or other business practices or takes other actions that are generally regarded as unethical, it could result in unwanted or negative media attention, jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts that may reduce demand for VF’s merchandise. Damage to VF’s reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on VF’s results of operations, financial condition and cash flows, as well as require additional resources to rebuild VF’s reputation.
Our operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti-bribery laws applicable to our operations. Although we have policies and procedures to address compliance with the FCPA and similar laws, there can be no assurance that all of our employees, agents and other partners will not take actions in violation of our policies. Any such violation could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.
Climate change and increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our business and financial results and damage our reputation.
Climate change is occurring around the world and may impact our business in numerous ways. Failure to monitor, adapt, build resilience, and develop solutions against the physical and transitional impacts from climate change may lead to revenue loss, market share loss, business interruptions, physical damage to our facilities, and rising costs. Climate change could lead to increased volatility due to physical impacts of climate change on the supply chain, including the availability, quality and cost of raw materials. Increased frequency and severity of extreme weather events (such as storms and floods) could cause increased incidence of disruption to the production and distribution of our products, increased costs for our business, including maintenance, repair, utilities and insurance costs, and an adverse impact on consumer demand and spending.
Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, and other stakeholders, including non-governmental organizations, employees, and consumers, have focused increasingly on ESG and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments and/or have higher expectations of corporate conduct. If our ESG practices do not meet investor or other stakeholder expectations and standards, including related to climate change, sustainability, social impact, and human rights, and do not meet related regulations and expectations for increased transparency, which continue to evolve, our brands, reputation and employee retention may be negatively impacted. In addition, governmental and self-regulatory organizations, including the SEC and NYSE, promulgate rapidly changing rules and regulations addressing ESG topics. These rules and regulations continue to evolve in scope and complexity and have resulted in, and are likely to continue to result in, increased expenses and increased management time and attention spent complying with or meeting such rules and regulations. For example, collection of ESG data, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and targets can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related disclosure requirements, and similar proposals and laws by other international regulatory bodies. If our ESG related data, information, processes or reporting are incomplete or inaccurate, our reputation, business, financial performance and growth could be adversely affected. For example, customer expectations with respect to our ability to meet rapidly evolving ESG reporting standards in the EU member states and other countries may impact our ability to do business with customers, or otherwise present barriers to entry, which could result in an adverse impact on our business, financial performance and growth.
It is possible that stakeholders may oppose our ESG practices or disagree with them. It is also possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. While we may announce voluntary ESG targets, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. Achieving ESG targets will require significant efforts from us and other stakeholders, such as our suppliers and other third parties, and also require capital investment, additional costs, and the development of technology that may not currently exist. In addition, we could be criticized for the scope or nature of such targets, or for any revision to those targets. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and regulations. Also, our failure, or perceived failure, to manage reputational threats and meet stakeholder expectations or shifting consumer preferences with respect to environmentally or socially responsible activities and products and packaging and sustainability commitments and regulations could negatively impact our brand, image, reputation, credibility, employee retention, and the willingness of our customers and suppliers to do business with us.

18 VF Corporation Fiscal 2023 Form 10-K

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
During the fourth quarter of Fiscal 2023, in connection with its annual impairment testing, VF performed a quantitative analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded impairment charges of $165.1 million and $148.0 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively. The impairment related to lower financial projections and increased risk of achieving management's forecasts.
It is possible that we could have another impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2024 or future years vary from our current assumptions (including changes in discount rates and foreign currency exchange rates), (iii) business conditions or our strategies for a specific business unit change from our current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
Fluctuations in wage rates and the price, availability and quality of raw materials and finished goods could increase costs.
Fluctuations in the price, availability and quality of purchased finished goods or the fabrics, leather, cotton or other raw materials used therein could have a material adverse effect on VF’s cost of goods sold or its ability to meet its customers’ demands. Prices of purchased finished products may depend on wage rate increases required by legal or industry standards in Asia and other geographic areas where our independent contractors are located, as well as increasing freight costs from those regions. Inflation, including as a result of inflationary pressures related to global supply chain disruptions, can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost and availability of the materials that are used in our products, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemical and other costs, such as fuel, energy and utility costs, can fluctuate significantly as a result of inflation in addition to many other factors, including general economic conditions and demand, crop yields, energy prices, weather patterns, water supply quality and availability, public health issues (such as the COVID-19 pandemic) and speculation in the commodities markets. A significant portion of our products also are manufactured in other countries and declines in the values of the U.S. dollar may result in higher manufacturing costs. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.
A growing percentage of VF’s total revenues (approximately 48% in Fiscal 2023) is derived from markets outside the U.S. VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.
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
VF Corporation Fiscal 2023 Form 10-K 19

obligations, which could have a material adverse impact on VF’s financial condition, results of operations and cash flows.
Our ability to obtain financing on favorable terms, if needed, could be adversely affected by geopolitical risk and volatility in the capital markets, including interest rate risks.
Any disruption in the capital markets could limit the availability of funds or the ability or willingness of financial institutions to extend capital in the future. Future volatility in the financial and credit markets, including adverse interest rates, could make it more difficult for us to obtain financing or refinance existing debt when the need arises, including upon maturity, or on terms that would be acceptable to us. This disruption or volatility could adversely affect our liquidity and funding resources or significantly increase our cost of capital. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and cash flows. In addition, if the U.S. government were to default on its debt obligations, the U.S. and global capital markets would be adversely affected and our liquidity and cost of capital would be adversely impacted.
VF’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent VF from fulfilling its financial obligations, and VF may not be able to maintain its current credit ratings, may not continue to pay dividends or repurchase its common stock and may not remain in compliance with existing debt covenants.
As of April 1, 2023, VF had approximately $6.6 billion of debt outstanding. VF’s debt and interest payment requirements could have important consequences on its business, financial condition and results of operations. For example, it could:
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
VF's credit ratings may impact the cost and availability of future borrowings. As a result of recent downgrades by S&P Global Inc. and Moody's Investor Services, Inc., certain of VF's outstanding senior notes and VF's global credit facility were subject to interest rate adjustments. In addition, VF may incur substantial additional indebtedness in the future to fund acquisitions, repurchase common stock or fund other activities for general business purposes. If VF incurs additional indebtedness, it may limit VF’s ability to access the debt capital markets or other forms of financing in the future and may result in increased borrowing costs.
Although VF has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its stock subject to certain limitations under its share repurchase programs, any determinations by the Board of Directors to continue to declare and pay cash dividends on VF’s common stock or to repurchase VF’s common stock will be based primarily upon VF’s financial condition, results of operations and business requirements, its access to debt capital markets or other forms of financing, the price of its common stock in the case of the repurchase program and the Board of Directors’ continuing determination that the repurchase programs and the declaration and payment of dividends are in the best interests of VF’s shareholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. Our cash dividend payments may change from time to time, and we cannot provide assurance that we will increase our cash dividend payment or declare cash dividends in any particular amount or at all. A reduction in the amount or suspension of our cash dividend payments or a reduction in the level or discontinuation of our share repurchases could have a negative effect on VF’s stock price. Beginning in the fourth quarter of Fiscal 2023, we reduced the cash dividend, which is expected to support the return to VF's target leverage ratio and provide additional financial flexibility.
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
During Fiscal 2023, $75.0 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:
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
20 VF Corporation Fiscal 2023 Form 10-K

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

GENERAL RISKS
Regional epidemics or global pandemics may materially and adversely affect our business, financial condition and results of operations.
The occurrence of regional epidemics or a global pandemic may adversely affect our business, financial condition and results of operations. For example, the COVID-19 pandemic has and could continue to materially and adversely affect our business, financial condition and results of operation. Our business has been, and could continue to be, impacted by the effects of the COVID-19 pandemic in countries and territories where we operate and where our employees, suppliers, third-party service providers, consumers or customers are located. Our operations may be closed again or experience operational restrictions if and where there is a resurgence in COVID-19 or new variants of the virus emerge. We may continue to experience significant reductions in demand and significant volatility in demand for our products by consumers and customers, resulting in reduced orders, order cancellations, lower revenues, higher discounts, increased inventories, decreased value of inventories and lower gross margins. We may be negatively impacted by significant uncertainty and turmoil in global economic and financial market conditions causing, among other things: decreased consumer confidence and decreased consumer spending, inability to access financing in the credit and capital markets (including the commercial paper market) at reasonable rates (or at all), increased exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar, and volatility in the availability and prices for commodities and raw materials we use for our products and in our supply chain. We may continue to fail to meet our consumers’ and customers’ needs for inventory production and fulfillment due to disruptions in our supply chain and increased costs associated with mitigating the effects of the pandemic.
These impacts have placed, and could continue to place limitations on our ability to execute our business plan and materially and adversely affect our business, financial condition and results of operations. Measures to contain a global pandemic, including COVID-19, may exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and any resurgences of COVID-19, which are uncertain and cannot be predicted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
VF Corporation Fiscal 2023 Form 10-K 21

ITEM 2. PROPERTIES.

The following is a summary of VF Corporation’s principal owned and leased properties as of April 1, 2023.
VF’s global headquarters are located in a 285,000 square foot, leased facility in Denver, Colorado. In addition, we lease facilities in Stabio, Switzerland and lease offices in Shanghai, China, which serve as our European and Asia-Pacific regional headquarters, respectively. We also own or lease brand headquarter facilities throughout the world.
VF owns a 236,000 square foot facility in Appleton, Wisconsin that serves as a shared service center for certain brands in North America. We own a 180,000 square foot facility in Greensboro, North Carolina that serves as a corporate shared service center. We own and lease shared service facilities in Antwerp, Belgium; Kuala Lumpur, Malaysia and Dalian, China that support our European and Asia-Pacific operations. Our sourcing hubs are located in Singapore, Panama City, Panama, and Stabio, Switzerland.
Our largest distribution centers by region are located in Visalia, California, Prague, Czech Republic and Kunshan, China. In total, we operate 21 owned or leased distribution centers primarily in the U.S., but also in the Czech Republic, United Kingdom, the Netherlands, China, Canada, Mexico, Belgium, Israel and France. In addition, VF leases a distribution center in Ontario, California, that will be operational in early-Fiscal 2024 and will become VF's largest distribution center.
In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,265 retail stores across the Americas, Europe and Asia-Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

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
22 VF Corporation Fiscal 2023 Form 10-K

PART II

ITEM 5. MARKET FOR VF’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. As of April 29, 2023 there were 2,780 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of June, September, December and March.

PERFORMANCE GRAPH:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for Fiscal 2019 through Fiscal 2023. The S&P 1500 Apparel Index at the end of Fiscal 2023 consisted of Capri Holdings Limited, Carter’s, Inc., Columbia Sportswear Company, G-III Apparel Group, Ltd., Hanesbrands Inc., Kontoor Brands, Inc., Movado
Group, Inc., Oxford Industries, Inc., PVH Corp., Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc. and VF Corporation. The graph assumes that $100 was invested at the end of Fiscal 2017 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of Fiscal 2017 through Fiscal 2023. Past performance is not necessarily indicative of future performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN OF VF COMMON STOCK,
S&P 500 INDEX AND S&P 1500 APPAREL INDEX
VF Common Stock closing price on April 1, 2023 was $22.91

200
150
100
50
0
Dollars
12/30/2017
3/30/2019
3/28/2020
4/3/2021
4/2/2022
4/1/2023
VF Corporation
S&P 500 Index
S&P 1500 Apparel, Accessories & Luxury Goods

Company / Index	Base Period 12/30/17	3/30/19	3/28/20	4/3/21	4/2/22	4/1/23
VF Corporation	$100.00	$120.93	$87.43	$123.39	$90.37	$38.59
S&P 500 Index	100.00	108.67	99.37	159.91	183.40	168.65
S&P 1500 Apparel, Accessories & Luxury Goods	100.00	101.34	53.51	105.47	89.06	70.21
VF Corporation Fiscal 2023 Form 10-K 23

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended April 1, 2023 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2023 — January 28, 2023	—	$—	—	$2,486,971,057
January 29, 2023 — February 25, 2023	—	—	—	2,486,971,057
February 26, 2023 — April 1, 2023	—	—	—	2,486,971,057
Total	—		—

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a global leader in the design, procurement, marketing and distribution of branded lifestyle apparel, footwear and accessories. VF’s diverse portfolio meets consumer needs across a broad spectrum of activities and lifestyles. Our long-term growth strategy is focused on four drivers — find and amplify consumer tailwinds, build brands on multiple growth horizons, leverage platforms for speed to scale and efficiency, and resource for portfolio agility and performance.
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

BASIS OF PRESENTATION

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. All references to the years ended March 2023 ("Fiscal 2023"), March 2022 ("Fiscal 2022") and March 2021 ("Fiscal 2021") relate to the 52-week fiscal years ended April 1, 2023 and April 2, 2022, and the 53-week fiscal year ended April 3, 2021, respectively.
The following discussion and analysis focuses on our financial results for the years ended March 2023 and 2022 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended March 2022 compared to the year ended March 2021 is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 2, 2022, filed with the SEC on May 26, 2022, and is incorporated by reference into this Form 10-K.
All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
References to the year ended March 2023 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the year ended March 2022 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
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
24 VF Corporation Fiscal 2023 Form 10-K

RECENT DEVELOPMENTS

Executive Leadership Transition
On December 2, 2022, the Board of Directors appointed Benno Dorer, a member of the Board, as Interim President and Chief Executive Officer of the Company, effective immediately. In addition, Richard Carucci, a member of the Board, was appointed as Interim Chair of the Board on the same date. Mr. Dorer and Mr. Carucci succeed Steve Rendle, who, by mutual agreement with the Board, retired as President and Chief Executive Officer of the Company and Chair of the Board on the same date. The Company's search for a permanent successor to the President and Chief Executive Officer role is ongoing.
Dividend Update
During the fourth quarter of Fiscal 2023, the Board of Directors declared a quarterly dividend of $0.30 per share that was paid during the fourth quarter of Fiscal 2023, which represented a 41% reduction when compared to the dividend of $0.51 per share paid in the third quarter of Fiscal 2023. The decrease in the dividend was an action taken to strengthen the Company's financial position, accelerate the return to target leverage ratios and provide additional financial flexibility to navigate the current macroeconomic challenges and maintain investments to advance its greatest value creation opportunities. On May 16, 2023, the Board of Directors declared a quarterly dividend of $0.30 per share that is payable during the first quarter of Fiscal 2024. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Macroeconomic Environment
The macroeconomic environment continues to dynamically evolve. Global trends, including inflationary pressures, are weakening consumer sentiment, negatively impacting consumer spending behavior and creating variable traffic patterns across channels. These conditions have led to elevated inventories in certain markets and an increased promotional environment. Additionally, the strong U.S. dollar has resulted in unfavorable foreign currency exchange rate changes, which have significantly impacted the results of our international businesses. The Company is also operating in a higher interest rate environment, resulting in increased borrowing costs. There is ongoing uncertainty around the global economy and macroeconomic environment, which we expect to continue and may cause disruption and near-term challenges for our business.

Russia-Ukraine Conflict
In response to the ongoing conflict in Ukraine, all VF-operated retail locations within Russia are permanently closed. Limited wholesale shipments to both Russia and Ukraine have resumed. Revenues in Russia and Ukraine represented less than 1% of VF's total Fiscal 2023 revenue. While we are not able to determine the ultimate length and severity of the conflict, we currently do not expect significant disruption to our business.
Impact of COVID-19 and Supply Chain Update
The coronavirus ("COVID-19") pandemic has significantly impacted global economic conditions, as well as VF's business operations and financial performance, which continued into Fiscal 2023.
VF-operated retail stores across the globe were impacted due to COVID-19, including temporary closures for varying periods. In Fiscal 2023, the impacts were most notable in the Asia-Pacific region, including Mainland China. VF is continuing to monitor the COVID-19 outbreak globally and will comply with guidance from government entities and public health authorities to prioritize the health and well-being of its employees, customers, trade partners and consumers. As COVID-19 uncertainty continues, retail store closures may recur.
COVID-19 also impacted some of VF's suppliers, including raw material suppliers, third-party manufacturers, logistics providers and other vendors. The resurgence of COVID-19 lockdowns in key sourcing countries resulted in additional manufacturing capacity constraints and logistical challenges during Fiscal 2023. VF worked with its suppliers to minimize disruption and employed expedited freight as needed. Although the situation has improved over time, lead times across the supply chain coupled with higher volatility on the distribution and logistics network, particularly in the Americas, and event-driven spikes in demand, led to inconsistent on-time delivery performance and higher cancellations with our wholesale partners and inefficiencies in support of our direct-to-consumer business during certain timeframes in Fiscal 2023.
VF's distribution centers are operational in accordance with local government guidelines.
The COVID-19 pandemic is dynamic in nature and may result in ongoing disruption to our business.
For additional information regarding recent developments, see "Item 1A. Risk Factors."

VF Corporation Fiscal 2023 Form 10-K 25

HIGHLIGHTS OF THE YEAR ENDED MARCH 2023

•Revenues decreased 2% to $11.6 billion compared to the year ended March 2022, including a 5% unfavorable impact from foreign currency.
•Outdoor segment revenues increased 6% to $5.6 billion compared to the year ended March 2022, including a 6% unfavorable impact from foreign currency.
•Active segment revenues decreased 9% to $4.9 billion compared to the year ended March 2022, including a 4% unfavorable impact from foreign currency.
•Work segment revenues decreased 6% to $1.1 billion compared to the year ended March 2022, including a 2% unfavorable impact from foreign currency.
•Direct-to-consumer revenues were down 3% compared to the year ended March 2022, including a 4% unfavorable impact from foreign currency. Direct-to-consumer revenues accounted for 45% of VF’s total revenues in the year ended March 2023. E-commerce revenues decreased 6% in the year ended March 2023 compared to the year ended March 2022, including a 5% unfavorable impact from foreign currency.
•International revenues decreased 2% compared to the year ended March 2022, including a 10% unfavorable impact from foreign currency. Revenues in Europe were flat, including a 12% unfavorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues were down 14%, including a 7% unfavorable impact from foreign currency. International revenues represented 48% of VF’s total revenues in the year ended March 2023.
•Gross margin decreased 200 basis points to 52.5% in the year ended March 2023 compared to the year ended March 2022, primarily driven by higher promotional activity, and higher material and labor costs, partially offset by price increases and lower freight costs.
•Earnings per share decreased to $0.31 in the year ended March 2023 from $3.10 in the year ended March 2022. The most significant individual driver of the decrease was the Supreme reporting unit goodwill and intangible asset impairment charges, which totaled $735.0 million on a pre-tax basis and reduced earnings per share by $1.72.
•VF paid $702.8 million in cash dividends in the year ended March 2023.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the year ended March 2023 compared to the year ended March 2022:

(In millions)	Year Ended March
Net revenues — 2022	$11,841.8
Organic	331.6
Impact of foreign currency	(560.9)
Net revenues — 2023	$11,612.5

Year Ended March 2023 Compared to Year Ended March 2022

VF reported a 2% decrease in revenues in Fiscal 2023 compared to Fiscal 2022. The revenue decrease was primarily driven by declines in the Active segment and a 5% unfavorable impact from foreign currency in the year ended March 2023. Revenues in the Active segment during Fiscal 2023 were impacted by weakness in the Americas region, primarily driven by declines in the Vans® brand. Revenues in the Active segment during the year ended March 2023 were also impacted by declines in the Asia-
Pacific region, which was negatively impacted by COVID-19 resurgence that caused disruption and consumption pressure in the region, particularly in Mainland China. The revenue decrease in Fiscal 2023 was also due to declines in the Work segment. The decrease in Fiscal 2023 was partially offset by global growth in the Outdoor segment driven by increases in The North Face® brand across all regions and broad-based operational strength in the Europe region.
Additional details on revenues are provided in the section titled “Information by Reportable Segment”.
The following table presents the percentage relationship to net revenues for components of the Consolidated Statements of Operations:

	Year Ended March

	2023	2022
Gross margin (net revenues less cost of goods sold)	52.5%	54.5%
Selling, general and administrative expenses	43.4	40.7
Impairment of goodwill and intangible assets	6.3	—
Operating margin	2.8%	13.8%

26 VF Corporation Fiscal 2023 Form 10-K

Year Ended March 2023 Compared to Year Ended March 2022
Gross margin decreased 200 basis points to 52.5% in Fiscal 2023 compared to 54.5% in Fiscal 2022. The decrease in gross margin in Fiscal 2023 was driven by increased discounts and other promotional activity, and higher material and labor costs, partially offset by price increases and lower freight costs.
Selling, general and administrative expenses as a percentage of total revenues increased 270 basis points in Fiscal 2023 compared to Fiscal 2022. Selling, general and administrative expenses increased $210.7 million in Fiscal 2023 compared to Fiscal 2022, including the impact of a $150.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition, which reduced selling, general and administrative expenses in the year ended March 2022. The increase was also due to higher corporate restructuring charges and investments in information technology.
VF recorded goodwill and intangible asset impairment charges of $394.1 million and $340.9 million, respectively, in the year ended March 2023 related to the Supreme reporting unit. During the second quarter of Fiscal 2023, due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, VF determined that a triggering event had occurred requiring a quantitative analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded impairment charges of $229.0 million and $192.9 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively. The impairment primarily related to an increase in the market-based discount rates used in the valuations and the negative impact of foreign currency exchange rate changes on financial projections. During the fourth quarter of Fiscal 2023, in connection with its annual impairment testing, VF performed a quantitative analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded additional impairment charges of $165.1 million and $148.0 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively. The impairment related to lower financial projections and increased risk of achieving management's forecasts.
In Fiscal 2023, operating margin decreased to 2.8% from 13.8% in Fiscal 2022, primarily due to the items described above.
Net interest expense increased $33.2 million to $164.6 million in Fiscal 2023. The increase in net interest expense was primarily due to higher short-term commercial paper borrowings, borrowings under the delayed draw Term Loan Agreement (the
"DDTL Agreement") and an increase in borrowing rates. The increase was partially offset by repayment of $1.0 billion in aggregate principal of the 2.050% Senior Notes due April 2022. Total outstanding interest-bearing debt averaged $6.2 billion and $5.6 billion for Fiscal 2023 and Fiscal 2022, respectively, with short-term borrowings representing 16.8% and 1.1% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 2.6% in Fiscal 2023 and 2.1% in Fiscal 2022.
Loss on debt extinguishment of $3.6 million was recorded in Fiscal 2022 as a result of the early redemption of $500.0 million in aggregate principal amount of VF's outstanding 2.050% Senior Notes due April 2022.
Other income (expense), net primarily consists of components of net periodic pension cost (excluding the service cost component), certain foreign currency and hedging gains and losses and other non-operating gains and losses. Other income (expense) netted to $(119.8) million and $26.2 million in Fiscal 2023 and Fiscal 2022, respectively. Other income (expense), net in Fiscal 2023 included a $91.8 million pension settlement charge, which resulted from the purchase of a group annuity contract and transfer of a portion of the assets and liabilities associated with the U.S. qualified defined benefit pension plan to an insurance company and $23.0 million of foreign currency and hedging losses. Other income (expense), net in Fiscal 2022 included $21.6 million of net periodic pension income driven by the expected return on plan assets and a $6.8 million gain related to certain insurance recoveries.
The effective income tax rate was (174.0)% in Fiscal 2023 compared to 20.2% in Fiscal 2022. The Fiscal 2023 effective income tax rate included a net discrete tax benefit of $96.8 million, which primarily related to the Internal Revenue Service ("IRS") examinations for tax year 2017 and short-tax year 2018 resulting in a $94.9 million favorable adjustment to VF's transition tax liability under the Tax Cuts and Jobs Act ("U.S. Tax Act"). The $96.8 million net discrete tax benefit in Fiscal 2023 decreased the effective income tax rate by 223.5% compared to an unfavorable 6.9% impact of discrete items for Fiscal 2022. Excluding discrete items, the effective tax rate during Fiscal 2023 increased by approximately 36.2% primarily due to the jurisdictional mix of earnings and goodwill impairment in Fiscal 2023.
As a result of the above, income from continuing operations in Fiscal 2023 was $118.6 million ($0.31 per diluted share), compared to $1.2 billion ($3.10 per diluted share) in Fiscal 2022.
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
VF Corporation Fiscal 2023 Form 10-K 27

Year Ended March 2023 Compared to Year Ended March 2022
The following tables present a summary of the changes in segment revenues and profit in the year ended March 2023 compared to the year ended March 2022 and revenues by region for our Top 4 brands for the years ended March 2023 and 2022:

Segment Revenues:
	Year Ended March
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2022	$5,327.6	$5,380.3	$1,133.1	$0.8	$11,841.8
Organic	629.1	(251.2)	(45.7)	(0.7)	331.6
Impact of foreign currency	(309.2)	(224.5)	(27.2)	—	(560.9)
Segment revenues — 2023	$5,647.5	$4,904.6	$1,060.2	$0.1	$11,612.5

Segment Profit (Loss):
	Year Ended March
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2022	$795.5	$979.7	$193.5	$(0.5)	$1,968.2
Organic	50.5	(274.6)	(69.4)	(0.1)	(293.8)
Impact of foreign currency	(60.6)	(50.4)	(2.9)	0.1	(113.7)
Segment profit (loss) — 2023	$785.4	$654.7	$121.2	$(0.5)	$1,560.7
Note: Amounts may not sum due to rounding.

Top Brand Revenues:
	Year Ended March 2023
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$2,380.5	$1,896.4	$933.6	$513.6	$5,724.1
Europe	838.3	1,198.7	632.4	107.4	2,776.8
Asia-Pacific	464.1	517.6	218.7	104.2	1,304.6
Global	$3,682.9	$3,612.7	$1,784.7	$725.2	$9,805.5

	Year Ended March 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$2,640.8	$1,707.8	$944.1	$604.3	$5,897.0
Europe	917.7	1,129.9	628.4	89.5	2,765.5
Asia-Pacific	603.4	422.1	250.6	143.9	1,420.0
Global	$4,161.9	$3,259.7	$1,823.1	$837.7	$10,082.5
(a)The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.

28 VF Corporation Fiscal 2023 Form 10-K

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Year Ended March

(Dollars in millions)	2023	2022	Percent Change
Segment revenues	$5,647.5	$5,327.6	6.0%
Segment profit	785.4	795.5	(1.3)%
Operating margin	13.9%	14.9%
The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Altra® and Icebreaker®.

Year Ended March 2023 Compared to Year Ended March 2022
Global revenues for Outdoor increased 6% in Fiscal 2023 compared to Fiscal 2022, including a 6% unfavorable impact due to foreign currency. Revenues in the Americas region increased 6% in Fiscal 2023, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 4%, including a 13% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 9% in Fiscal 2023, including an 8% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 11% in Fiscal 2023, including a 6% unfavorable impact from foreign currency. The increase reflects growth in all regions and channels compared to the prior year. Revenues in the Americas region increased 11% in the year ended March 2023, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 6% in Fiscal 2023, including a 13% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 23% in Fiscal 2023, including an 8% unfavorable impact from foreign currency.
Global revenues for the Timberland® brand decreased 5% in Fiscal 2023, driven by a 6% unfavorable impact from foreign currency. Revenues in the Europe region increased 1% in the year ended March 2023, including a 12% unfavorable impact from foreign currency. Revenues in the Americas region decreased 8% in the year ended March 2023, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 13% in Fiscal 2023, including an 8% unfavorable impact from foreign currency.
Global direct-to-consumer revenues for Outdoor increased 7% in Fiscal 2023, including a 5% unfavorable impact from foreign currency. The increase was primarily due to strength in The North Face® brand and e-commerce growth. Global wholesale revenues increased 6% in Fiscal 2023, including a 6% unfavorable impact from foreign currency.
Operating margin decreased in Fiscal 2023 compared to Fiscal 2022, primarily due to increased discounts and other promotional activity, higher material and labor costs and increased advertising expenses, partially offset by lower freight costs and price increases.

VF Corporation Fiscal 2023 Form 10-K 29

Active

	Year Ended March

(Dollars in millions)	2023	2022	Percent Change
Segment revenues	$4,904.6	$5,380.3	(8.8)%
Segment profit	654.7	979.7	(33.2)%
Operating margin	13.3%	18.2%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Year Ended March 2023 Compared to Year Ended March 2022
Global revenues for Active decreased 9% in Fiscal 2023 compared to Fiscal 2022, including a 4% unfavorable impact from foreign currency. Revenues in the Americas region decreased 8% in Fiscal 2023. Revenues in the Europe region decreased 6% in the year ended March 2023, driven by an 11% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 18% in Fiscal 2023, including an 8% unfavorable impact from foreign currency, and a 36% decrease in Greater China including a 4% unfavorable impact from foreign currency.
Vans® brand global revenues decreased 12% in Fiscal 2023, including a 4% unfavorable impact from foreign currency. The overall decline in Fiscal 2023 was primarily attributed to a 10% decrease in the Americas region, driven by the performance in the direct-to-consumer channel. Revenues in the Europe region decreased 9% in Fiscal 2023, driven by an 11% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 23% in the year ended March 2023, including a 5% unfavorable impact from foreign currency.
Global direct-to-consumer revenues for Active decreased 10% in Fiscal 2023, including a 4% unfavorable impact from foreign currency. The decrease was primarily due to declines in the Americas region, which decreased 10% in Fiscal 2023. Global wholesale revenues for Active decreased 7% in Fiscal 2023, and included a 5% unfavorable impact from foreign currency. The decrease in Fiscal 2023 was primarily due to a 25% decrease in the Asia-Pacific region, including a 4% unfavorable impact from foreign currency. Wholesale revenues in the Americas region decreased 2% in the year ended March 2023. Wholesale revenues in the Europe region decreased 6% in the year ended March 2023, driven by an 11% unfavorable impact from foreign currency.
Operating margin decreased in Fiscal 2023 compared to Fiscal 2022, reflecting lower leverage of operating expenses due to decreased revenues. The decrease was also impacted by increased discounts and other promotional activity, and higher material and labor costs, partially offset by price increases.
Work

	Year Ended March

(Dollars in millions)	2023	2022	Percent Change
Segment revenues	$1,060.2	$1,133.1	(6.4)%
Segment profit	121.2	193.5	(37.4)%
Operating margin	11.4%	17.1%
The Work segment includes the following brands: Dickies® and Timberland PRO®.

Year Ended March 2023 Compared to Year Ended March 2022
Global Work revenues decreased 6% in Fiscal 2023 compared to Fiscal 2022, including a 2% unfavorable impact from foreign currency. Revenues in the Americas region decreased 6% in Fiscal 2023, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 20%, including a 14% unfavorable impact from foreign currency, due to lower revenues in the prior year resulting from strategic business model changes. Revenues in the Asia-Pacific region decreased 28%, including an 8% unfavorable impact from foreign currency.
Dickies® brand global revenues decreased 13% in Fiscal 2023, including a 2% unfavorable impact from foreign currency. The decline was primarily driven by a decrease of 15% in the Americas, reflecting a more conservative inventory posture by the brand's largest U.S. customer and weakness in other key U.S. wholesale customers. The decline in the year ended March 2023 was also attributed to a decrease in the Asia-Pacific region of 28%, including an 8% unfavorable impact from foreign currency. Revenues in the Europe region increased 20% in the year ended March 2023, including a 14% unfavorable impact from foreign currency.
Operating margin decreased in Fiscal 2023 compared to Fiscal 2022, primarily due to higher material and labor costs, and lower leverage of operating expenses due to decreased revenues. The decrease was partially offset by price increases.

30 VF Corporation Fiscal 2023 Form 10-K

Reconciliation of Segment Profit to Consolidated Income Before Income Taxes

There are four types of costs necessary to reconcile total segment profit to consolidated income from continuing operations before income taxes. These costs are (i) impairment of goodwill and indefinite-lived intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the respective businesses, (ii) corporate and other expenses, which are excluded from segment profit to the extent they are not allocated to the segments, (iii) interest expense, net, and (iv) loss on debt extinguishment, which are excluded from segment profit because substantially all financing costs are managed at the corporate office and are not under the control of segment management. Impairment of goodwill and indefinite-lived intangible assets, net interest expense and loss on debt extinguishment are discussed in the “Consolidated Statements of Operations” section, and corporate and other expenses are discussed below.

	Year Ended March

(In millions)	2023	2022
Impairment of goodwill and intangible assets	$735.0	$—
Corporate and other expenses	617.8	309.8
Interest expense, net	164.6	131.5
Loss on debt extinguishment	—	3.6

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
Other
This category includes (i) costs of corporate programs or corporate-managed decisions that are not allocated to the segments, (ii) costs of registering, maintaining and enforcing certain of VF’s trademarks, and (iii) miscellaneous consolidated activities, the most significant of which is related to VF’s centrally-managed U.S. defined benefit pension plans.
Corporate and other expenses increased $308.0 million in Fiscal 2023 when compared to the prior year. The increase was driven by an increase in corporate restructuring charges of $61.0 million, an increase in information technology costs of $38.8 million and a $91.8 million pension settlement charge recorded in the first quarter of Fiscal 2023. Additionally, the increase in the year ended March 2023 when compared to the 2022 period was driven by a $150.0 million decrease in the estimated fair value of the contingent consideration liability associated with the Supreme acquisition, which reduced expenses in the year ended March 2022. The increase in Fiscal 2023 was partially offset by lower employee compensation expenses compared to Fiscal 2022.

International Operations

International revenues decreased 2% in Fiscal 2023 compared to Fiscal 2022. Foreign currency had an unfavorable impact of 10% on international revenues in Fiscal 2023.
Revenues in the Europe region were flat in Fiscal 2023, driven by a 12% unfavorable impact from foreign currency. In the Asia-Pacific region, revenues decreased 7% in Fiscal 2023, including an 8% unfavorable impact from foreign currency. Revenues in Greater China decreased 14% in Fiscal 2023, which was negatively impacted by COVID-19 resurgence in Mainland China and included a 7% unfavorable impact from foreign currency.
International revenues were 48% of total VF revenues in both Fiscal 2023 and Fiscal 2022.

Direct-to-Consumer Operations

Direct-to-consumer revenues decreased 3% in Fiscal 2023 over Fiscal 2022, driven by a 4% unfavorable impact from foreign currency.
VF's e-commerce business declined 6% in Fiscal 2023, including a 5% unfavorable impact from foreign currency. The decrease was primarily driven by declines in the Active segment e-commerce business, partially offset by growth in the Outdoor segment.
Revenues from VF-operated retail stores decreased 2% in Fiscal 2023, including a 3% unfavorable impact from foreign currency. VF opened 63 stores in Fiscal 2023, bringing the total number of VF-owned retail stores to 1,265 at March 2023, which also reflects 120 store closures during the period. There were 1,322 VF-owned retail stores at March 2022. Direct-to-consumer revenues were 45% of total VF revenues in Fiscal 2023 compared to 46% in Fiscal 2022.
VF Corporation Fiscal 2023 Form 10-K 31

ANALYSIS OF FINANCIAL CONDITION

Balance Sheets

The following discussion refers to significant changes in balances for continuing operations at March 2023 compared to March 2022:
•Increase in accounts receivable — primarily due to the timing of collections.
•Increase in inventories — driven by increased in-transit inventory of $253.7 million resulting from the modification of terms with the majority of our suppliers to take ownership of inventory near point of shipment rather than destination, with the remaining increase resulting primarily from the impact of COVID-19 related challenges in the supply chain where prolonged manufacturing and logistics lead times forced earlier buy commitments, and softening consumer demand.
•Decrease in intangible assets — primarily due to $340.9 million of impairment charges related to the Supreme® indefinite-lived trademark intangible asset recorded in Fiscal 2023.
•Decrease in goodwill — primarily due to $394.1 million of impairment charges related to the Supreme reporting unit recorded in Fiscal 2023.
•Increase in other assets — primarily due to the $875.7 million payment related to the 2011 taxes and interest being disputed in The Timberland Company court case, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case.
•Decrease in short-term borrowings — primarily due to a decrease in commercial paper borrowings.
•Increase in the current portion of long-term debt — due to the reclassification of €850.0 million ($923.4 million) of long-term notes due in September 2023, partially offset by the repayment of $500.0 million of long-term notes in April 2022.
•Increase in accounts payable — primarily due to the modification of terms with the majority of our suppliers to take ownership of inventory near point of shipment rather than destination and timing of payments.
•Decrease in accrued liabilities — primarily due to lower accrued income taxes, lower accrued compensation and the payout of the contingent consideration liability associated with the Supreme acquisition.
•Increase in long-term debt — due to the issuance of €500.0 million euro-denominated 4.125% fixed-rate notes maturing in March 2026 and €500.0 million euro-denominated 4.250% fixed-rate notes maturing in March 2029, and borrowings of $1.0 billion under the DDTL Agreement in Fiscal 2023, partially offset by the reclassification of €850.0 million ($923.4 million) of long-term notes due in September 2023.
•Decrease in other liabilities — primarily due to a $94.9 million favorable adjustment to VF's transition tax liability under the U.S. Tax Act pursuant to IRS examinations, lower pension liabilities and lower deferred compensation.

Liquidity and Cash Flows

We consider the following to be measures of our liquidity and capital resources:

(Dollars in millions)	March 2023	March 2022
Working capital	$1,606.9	$1,272.7
Current ratio	1.5 to 1	1.4 to 1
Net debt to total capital	71.6%	61.0%

The increase in working capital and the current ratio at March 2023 compared to March 2022 was primarily due to a net increase in current assets driven by higher inventories. The overall increase was partially offset by a net increase in current liabilities driven by a higher current portion of long-term debt and higher accounts payable, which were partially offset by lower short-term borrowings and lower accrued liabilities for the periods compared as discussed in the "Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at March 2023 compared to March 2022 was primarily driven by an increase in net debt at March 2023 and a decrease in stockholders' equity. The increase in net debt was primarily attributed to the issuance of €1.0 billion euro-denominated fixed rate notes and $1.0 billion of borrowings under the DDTL Agreement in Fiscal 2023, as discussed in the "Balance Sheet" section above. The increase in net debt at March 2023 compared to March 2022 was partially offset by the repayment of $500.0 million of long-term notes in April 2022. The decrease in stockholders' equity at March 2023 compared to March 2022 was primarily driven by payments of dividends, partially offset by net income in the period.
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
32 VF Corporation Fiscal 2023 Form 10-K

In summary, our cash flows from continuing operations were as follows:

	Year Ended March

(In millions)	2023	2022
Cash provided (used) by operating activities	$(655.8)	$858.2
Cash provided (used) by investing activities	(188.1)	904.3
Cash provided (used) by financing activities	463.9	(1,268.8)

Cash Provided (Used) by Operating Activities

Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. The decrease in cash provided by operating activities in Fiscal 2023 compared to Fiscal 2022 was primarily due to an increase in net cash used by working capital and lower earnings for the periods compared. The increase in cash used by working capital was primarily driven by higher inventory balances and the $875.7 million payment related to the 2011 taxes and interest being disputed in The Timberland Company court case.
Cash Provided (Used) by Investing Activities
The decrease in cash provided by investing activities in Fiscal 2023 compared to Fiscal 2022 was primarily due to $616.9 million of net proceeds from the sale of the Occupational Workwear business and $598.8 million of proceeds from the sale of short-term investments in Fiscal 2022. Capital expenditures decreased $79.5 million and software purchases increased $12.5 million in Fiscal 2023 compared to the Fiscal 2022 period. The decrease in capital expenditures was primarily driven by higher spending in the prior year related to a new distribution center in the Americas region. Fiscal 2023 also includes $99.5 million of proceeds from sale of assets, primarily related to certain office real estate and related assets.
Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities in Fiscal 2023 compared to Fiscal 2022 was primarily due to the issuance of €1.0 billion euro-denominated fixed rate notes and borrowings of $1.0 billion under the DDTL Agreement in Fiscal 2023. The increase was also due to a $350.0 million decrease in share repurchases and a $70.4 million decrease in dividends paid for the periods compared, partially offset by a net decrease in short-term borrowings of $648.4 million for the periods compared and the $57.0 million payment of Supreme contingent consideration in Fiscal 2023.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during Fiscal 2023. During Fiscal 2022, VF purchased 4.8 million shares of its Common Stock in open market transactions at a total cost of $350.0 million (average price per share of $72.84) under the share repurchase program authorized by VF's Board of Directors.
As of the end of Fiscal 2023, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on optimizing and driving the performance of the current portfolio, reducing leverage and returning capital to shareholders in the form of dividends.
Revolving Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the "Global Credit Facility") that expires in November 2026. VF may request an unlimited number of one year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including dividends, acquisitions and share repurchases. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, as defined in the agreement as amended in February 2023, starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges, as defined in the amended agreement. The covenant calculation also excludes consolidated operating lease liabilities. As of March 2023, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. As of March 2023, there were no commercial paper borrowings. Standby letters of credit issued as of March 2023 were $7.7 million, leaving approximately $2.2 billion available for borrowing against the Global Credit Facility at March 2023. Additionally, VF had approximately $814.9 million of cash and equivalents at March 2023.
VF has $84.6 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $11.5 million at March 2023. Borrowings under these arrangements had a weighted average interest rate of 39.1% at March 2023.
Senior Notes Issuance
In March 2023, VF issued €500.0 million of 4.125% euro-denominated fixed-rate notes maturing in March 2026 and €500.0 million of 4.250% euro-denominated fixed-rate notes maturing in March 2029. The 2029 notes were issued as a green bond, and thus an amount equal to the net proceeds has been
VF Corporation Fiscal 2023 Form 10-K 33

dedicated to projects that focus on VF's key environmental sustainability initiatives.
Maturity
On April 25, 2022, VF repaid the remaining $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022, in accordance with the terms of the notes.
Term Debt Facility
In August 2022, the Company entered into a DDTL Agreement. Under the DDTL Agreement, the lenders agreed to provide up to three separate delayed draw term loans (each, a “Delayed Draw”) to the Company in an aggregate principal amount of up to $1.0 billion (which may be increased to $1.1 billion subject to the terms and conditions of the DDTL Agreement). The DDTL Agreement has a stated termination date of December 14, 2024. Subject to the terms and conditions of the DDTL Agreement, the Company may request extensions of the termination date.
During the third quarter of Fiscal 2023, VF completed two draws under the DDTL Agreement totaling $1.0 billion, all of which will mature on December 14, 2024. The weighted average interest rate on these borrowings at March 2023 was 5.73%.
Supply Chain Financing Program
During the first quarter of Fiscal 2023, VF reinstated its voluntary supply chain finance ("SCF") program. The SCF program enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which VF receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. Amounts due to suppliers who voluntarily participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. VF has been informed by the participating financial institutions that amounts payable to them for suppliers who voluntarily participated in the SCF program and included in the accounts payable line item in VF's Consolidated Balance Sheet was $161.4 million at March 2023. The amounts settled through the SCF program were $989.8 million during the year ended March 2023.
In the second quarter of Fiscal 2023, VF extended its payment terms with eligible suppliers under the SCF program. The extended payment terms had a positive impact on Fiscal 2023 cash flows from operating activities of approximately $95.0 million and VF also expects a positive impact in Fiscal 2024; however, the change is not expected to have a material impact on VF's long-term overall liquidity or capital resources.

Rating Agencies
VF’s credit agency ratings allow for access to additional liquidity at competitive rates. At the end of March 2023, VF’s long-term debt ratings were ‘BBB+’ by Standard & Poor’s ("S&P") Global Ratings and ‘Baa2’ by Moody’s Investors Service ("Moody's"), and commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively. VF's credit rating outlook at the end of March 2023 was 'negative' by S&P and 'stable' by Moody's.
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
Dividends
Cash dividends totaled $1.81 per share in Fiscal 2023 compared to $1.98 in Fiscal 2022. The dividend payout ratio was 592.8% of diluted earnings per share in Fiscal 2023 compared to 56.0% in Fiscal 2022. The Company has declared a dividend of $0.30 per share that is payable in the first quarter of Fiscal 2024. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Other Matters
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and will accrue interest income. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this income tax receivable will not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730.0 million, plus the reversal of any interest income accrued on the payment, which was approximately $12.0 million at March 2023.
34 VF Corporation Fiscal 2023 Form 10-K

Contractual Obligations
Following is a summary of VF’s material contractual obligations and commercial commitments at the end of March 2023 that will require the use of funds:

		Payment Due or Forecasted by Fiscal Year
(In millions)	Total	2024	2025	2026	2027	2028	Thereafter
Recorded liabilities:
Long-term debt (1)	$6,682	$925	$1,002	$1,295	$2	$1,045	$2,414
Operating leases (2)	1,575	363	309	232	189	123	360
Unrecorded commitments:
Interest payment obligations (3)	1,110	192	173	128	105	92	421
Inventory obligations (4)	2,294	2,225	68	—	—	—	—
	$11,661	$3,705	$1,551	$1,655	$295	$1,260	$3,195

Note: Amounts may not sum due to rounding.
(1)Long-term debt consists of required undiscounted principal payments on long-term debt and finance lease obligations.
(2)Operating leases represent required undiscounted lease payments during the noncancelable lease term. Variable payments for occupancy-related costs, real estate taxes, insurance and contingent rent are not included above. In addition, $73.7 million of leases (on an undiscounted basis) that have not yet commenced with terms of 2 to 12 years beginning in Fiscal 2024 are not included above.
(3)Interest payment obligations represent required interest payments on long-term debt. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the consolidated financial statements.
(4)Inventory obligations represent binding commitments to purchase finished goods and raw materials that are payable upon VF taking ownership of the inventory. This obligation excludes the amount included in accounts payable at March 2023 related to inventory purchases.

VF had other financial commitments at the end of Fiscal 2023 that are not included in the above table but may require the use of funds under certain circumstances:
•$110.9 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the table above because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.
•Purchase orders for goods or services in the ordinary course of business are not included in the above table because they represent authorizations to purchase rather than binding commitments.
Management believes that VF’s cash and equivalents balances and expected funds to be provided by operating activities, as well as its Global Credit Facility, additional borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of its current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and pay quarterly dividends, and (iii) flexibility to meet investment opportunities that may arise. There continues to be uncertainty about the duration and extent of the impact of the challenging macroeconomic environment and COVID-19 pandemic. However, management believes that VF has sufficient liquidity and flexibility to continue to operate during and after the disruptions caused by the challenging macroeconomic environment and COVID-19 pandemic, and meet its current and long-term obligations as they become due.
VF does not participate in transactions with unconsolidated entities or financial partnerships that are reasonably likely to have a material impact on the Company.

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
Insured risks
VF is self-insured for a significant portion of its employee medical, workers’ compensation, vehicle and general liability exposures. VF purchases insurance from highly-rated commercial carriers to cover other risks, including directors and officers, cyber, property, stock throughput, employment practices, wage and hour and umbrella, and to establish stop-loss limits on self-insurance arrangements.
Cash and equivalents risks
VF had $814.9 million of cash and equivalents at the end of Fiscal 2023. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business and geopolitical risks that may impact countries where VF has cash balances. Management also monitors the credit quality of cash equivalents.
Defined benefit pension plan risks
At the end of Fiscal 2023, VF’s defined benefit pension plans were overfunded by a net total of $90.4 million. The overfunded status includes a $71.8 million liability related to our U.S. unfunded supplemental defined benefit plan, $19.0 million of net liabilities related to our non-U.S. defined benefit plans, and a $181.2 million net asset related to our U.S. qualified defined
VF Corporation Fiscal 2023 Form 10-K 35

benefit plan. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.
VF’s reported earnings are subject to risks due to the volatility of its pension cost (income), which has ranged in recent years from cost of $101.9 million in the year ended March 2023 to income of $7.3 million in the year ended March 2022. These fluctuations are primarily due to differences in the amount of settlement charges recorded in the respective periods. The changes are also impacted by varying amounts of actuarial gains and losses that are deferred and amortized to future years’ pension cost (income). The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.
VF has taken a series of steps to manage the risk and volatility in the pension plans and their impact on the financial statements, including the following:
•The U.S. qualified and supplemental defined benefit plans were closed to new entrants at the end of 2004 and all future benefit accruals were frozen as of December 31, 2018.
•During the year ended March 2020, VF offered former employees in the U.S. qualified plan a lump-sum option to receive a distribution of their deferred vested benefits. The U.S. qualified plan participants were reduced by 10% as a result of this offer. No additional funding of the pension plan was required as all distributions were paid out of existing plan assets, and the plan's funded status remained materially unchanged.
•During the year ended March 2023, VF entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract relating to approximately $330 million of the U.S. qualified defined benefit pension plan obligations. The transaction closed on June 30, 2022 and was funded entirely by existing assets of the plan. Under the group annuity contract, Prudential assumed responsibility for benefit payments and annuity administration for approximately 17,700 retirees and beneficiaries.
The investment strategy of the U.S. qualified plan continues to define dynamic asset allocation targets that are dependent upon changes in the plan’s funded status, capital market expectations, and risk tolerance. Management will continue to evaluate actions that may help to reduce VF’s risks related to its defined benefit plans.
Interest rate risks
VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since most of VF’s long-term debt has fixed interest rates, the exposure primarily relates to changes in interest rates on variable rate short-term borrowings (which averaged approximately $1.0 billion at a 3.6% rate during Fiscal 2023). Additionally, VF entered into a DDTL Agreement during Fiscal 2023, which has a variable interest rate. VF entered into floating-to-fixed interest rate swap contracts to hedge a portion of the cash flow risk associated with the DDTL Agreement. Any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during Fiscal 2023, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $8.9 million and a hypothetical 1% decrease in interest rates would be an increase in reported net income of approximately $8.9 million. The calculation does not take into account the impact of our interest rate swap.
Foreign currency exchange rate risks
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 48% of VF’s revenues in the year ended March 2023 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. As discussed later in this section, management hedges VF’s investments in certain foreign operations and foreign currency transactions.
The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. For net advances to and investments in VF’s foreign businesses that are considered to be long-term, the impact of changes in foreign currency exchange rates on those long-term advances is deferred as a component of accumulated OCI in stockholders’ equity. The U.S. dollar value of net investments in foreign subsidiaries fluctuates with changes in the underlying functional currencies. In March 2023, VF issued €1.0 billion of euro-denominated fixed-rate notes, in February 2020, VF issued €1.0 billion of euro-denominated fixed-rate notes, and in September 2016, VF issued €850.0 million of euro-denominated fixed-rate notes. These notes have been designated as net investment hedges of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.
VF monitors net foreign currency market exposures and enters into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of forecasted foreign currency cash flows or specific foreign currency transactions (relating to cross-currency inventory purchases, product sales, operating costs and intercompany royalty payments). VF’s practice is to buy or sell foreign currency exchange contracts that cover up to 80% of foreign currency exposures for periods of up to 24 months. Currently, VF uses only foreign exchange forward contracts but may use options or collars in the future. This use of financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on VF’s cash flows and earnings, since gains and losses on these contracts will offset a portion of losses and gains on the transactions being hedged.
For cash flow hedging contracts outstanding at the end of Fiscal 2023, a hypothetical 10% decrease and 10% increase in foreign
36 VF Corporation Fiscal 2023 Form 10-K

currency exchange rates compared to rates at the end of Fiscal 2023, would result in an increase in the unrealized net gain of approximately $39.7 million and a decrease in the unrealized net gain of approximately $32.3 million, respectively. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
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
Deferred compensation and related investment security risks
VF has nonqualified deferred compensation plans in which liabilities to the plans’ participants are based on the market values of the participants’ selection of a hypothetical portfolio of investment funds. VF invests in a portfolio of securities and variable life insurance contracts that substantially mirror the participants’ investment selections. The increases and decreases in deferred compensation liabilities are substantially offset by corresponding increases and decreases in the market value of VF’s investments, resulting in an insignificant net exposure to operating results and financial position.

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
The application of these accounting policies requires that VF make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because VF’s business cycle is relatively short (i.e., from the date inventory is purchased until that inventory is sold and payment is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, VF may retain outside specialists to assist in valuations of business acquisitions and impairment testing of goodwill and intangible assets. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
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
The application of the acquisition method of accounting for business combinations and determination of fair value requires management to make judgments and may involve the use of significant estimates, including assumptions related to estimated future revenues, growth rates, cash flows, discount rates and royalty rates, among other items. VF generally evaluates fair value at acquisition using three valuation techniques - the replacement cost, market and income methods
- and weights the valuation methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective. VF also utilizes third-party valuation specialists to assist management in the determination of the fair value of assets acquired and liabilities assumed. Management estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If the actual results differ from the estimates and judgments used, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the "Long-Lived Assets, Including Intangible Assets and Goodwill" section below.
During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.
VF Corporation Fiscal 2023 Form 10-K 37

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
Management believes the assumptions used in determining the estimated fair value of the Supreme® trademark were reasonable, but inherently uncertain and unpredictable. As a result, actual results have differed from estimates. Refer to the "Long-Lived Assets, Including Intangible Assets and Goodwill" section below for additional discussion regarding impairment considerations during Fiscal 2023 related to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset.

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
VF’s policy is to review property, plant and equipment, definite-lived intangible assets and operating lease right-of-use assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. VF tests for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent. VF measures recoverability of the carrying value of an asset or asset group by comparison to the estimated pre-tax undiscounted cash flows expected to be generated by the asset. If the forecasted pre-tax undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, a fair value analysis is performed, and an impairment charge is recorded if there is an excess of the asset’s carrying value over its estimated fair value.
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
38 VF Corporation Fiscal 2023 Form 10-K

VF’s policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. As part of its annual impairment testing, VF may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If management’s assessment of these qualitative factors indicates that it is more likely than not that the fair value of the intangible asset or reporting unit is more than its carrying value, then no further testing is required. Otherwise, the intangible asset or reporting unit is quantitatively tested for impairment.
An indefinite-lived intangible asset is quantitatively tested for possible impairment by comparing the estimated fair value of the asset to its carrying value. Fair value of an indefinite-lived trademark is based on an income approach using the relief-from-royalty method. Under this method, forecasted revenues for products sold with the trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership), and the estimated fair value is calculated as the present value of those forecasted royalties avoided by owning the trademark. The discount rate is based on the reporting unit’s WACC that considers market participant assumptions and is adjusted, as appropriate, to factor in the risk of the intangible asset. The royalty rate is selected based on consideration of (i) royalty rates included in active license agreements, if applicable, (ii) royalty rates received by market participants in the apparel and footwear industry, and (iii) the current performance of the reporting unit. If the estimated fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the estimated fair value of the trademark is less than its carrying value, an impairment charge is recognized for the difference.
Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a reporting unit to its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by management.
For goodwill impairment testing, VF estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit’s forecasted future cash flows that are discounted to present value using the reporting unit’s WACC, as discussed above. For the market-based approach, management uses both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue/EBITDA data from target companies deemed similar to the reporting unit. Management typically assigns more weight to the income-based valuation method. Management also evaluates the fair value estimates of reporting units in the context of VF's total enterprise market value.
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
The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which VF operates and conditions in the capital markets, many of which are outside of management’s control. At the reporting unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit’s strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management’s estimates and assumptions regarding:
•Annual cash flows, on a debt-free basis, arising from future revenues and profitability, changes in working capital, capital spending and income taxes for a forecast period.
•A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit and economic conditions.
•A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from comparable companies and the cost of debt for investment grade issuers. In addition, the discount rate may consider any company-specific risk (at the reporting unit level) in achieving the prospective financial information.
Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of VF’s reporting units.
Fiscal 2023 Impairment Testing
During the second quarter of Fiscal 2023, management determined that continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, was a triggering event that required impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. See additional discussion of the testing in the "Supreme Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis" section below.
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2023. VF elected to bypass the qualitative analysis for the Supreme, Timberland and Icebreaker reporting unit goodwill and indefinite-lived trademark intangible assets. See additional discussion in the "Supreme Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis", "Timberland Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis" and "Icebreaker Reporting Unit and
VF Corporation Fiscal 2023 Form 10-K 39

Indefinite-Lived Intangible Asset Impairment Analysis" sections below. Management performed a qualitative analysis for all other reporting units and trademark intangible assets, as discussed below in the “Other Reporting Units - Qualitative Impairment Analysis” section. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible assets subject to qualitative assessment at the testing date of January 1, 2023, were $663.7 million and $638.6 million, respectively.
Supreme Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
Supreme was acquired by VF in Fiscal 2021. Supreme is a global streetwear leader that sells apparel, accessories and footwear under its namesake brand, Supreme®. Products are sold globally through VF-operated stores and websites. The Supreme reporting unit is included in the Active reportable segment.
Interim Impairment Testing
During the second quarter of Fiscal 2023, due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, management performed a quantitative impairment analysis of both the Supreme reporting unit goodwill and the indefinite-lived trademark intangible asset. The carrying values of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset at the October 1, 2022 testing date were $1.21 billion and $1.19 billion, respectively. As a result of the impairment testing performed, VF recorded impairment charges of $229.0 million and $192.9 million related to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively, in the Consolidated Statement of Operations for the year ended March 2023.
The fair values of the Supreme reporting unit and indefinite-lived trademark intangible asset were estimated using valuation techniques consistent with those discussed in the "Indefinite-Lived Intangible Assets and Goodwill" section above, and utilized significant unobservable inputs (Level 3). The impairment related to an increase in the market-based discount rates used in the valuations and the negative impact of foreign currency exchange rate changes on financial projections.
Management’s revenue and profitability forecasts used in the Supreme reporting unit and indefinite-lived trademark intangible asset valuations considered recent and historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the interim quantitative analysis of the Supreme reporting unit and indefinite-lived trademark intangible asset included:
•Financial projections and future cash flows reflecting results lower than prior forecasts primarily driven by the negative impacts of foreign currency exchange rate changes. The projections assumed revenue growth and profitability improvement throughout the forecast period reflecting the long-term strategy for the business which was largely unchanged from the business combination valuation, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements with similar VF brands;
•Market-based discount rates reflecting increases in the federal funds rate; and,
•Market approach reflecting lower recent historical financial measures for Supreme and valuation multiples.
Annual Impairment Testing
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2023, management performed a quantitative impairment analysis of both the Supreme reporting unit goodwill and the indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on the recent impairment results from the interim quantitative analysis, weakness in recent Supreme financial performance including the results from the latest season and the overall significance of the related assets.
As a result of the quantitative impairment analysis, VF recorded additional impairment charges of $165.1 million and $148.0 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively, in the Consolidated Statement of Operations for the year ended March 2023. The remaining carrying values of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, after the impairment charges, were $825.9 million and $852.0 million, respectively.
The fair values of the Supreme reporting unit and indefinite-lived trademark intangible asset were estimated using valuation techniques consistent with those discussed in the "Indefinite-Lived Intangible Assets and Goodwill" section above, and utilized significant unobservable inputs (Level 3). The impairment related to lower financial projections and increased risk of achieving management's forecasts.
Management's revenue and profitability forecasts used in the Supreme reporting unit and indefinite-lived trademark intangible asset valuations considered historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Supreme reporting unit and indefinite-lived trademark intangible asset included:
•Financial projections and future cash flows, including a base year reflecting actual results lower than forecasts used in the second quarter of Fiscal 2023, primarily driven by weakness in the North America region, and a longer recovery timeline, revenue growth and profitability improvement throughout the forecast period that reflects the long-term strategy for the business, including geographic expansion, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements with similar VF brands;
40 VF Corporation Fiscal 2023 Form 10-K

•Market-based discount rates, including consideration of additional risk of achievement of the financial projections based on recent financial performance; and,
•Market approach reflecting lower recent historical financial measures for Supreme.
The annual and interim Supreme valuation models used by management assume revenue growth and profitability improvement, and execution of Supreme's long-term growth strategy, including expansion into new markets. If the brand is unable to achieve the financial projections, additional impairment of the reporting unit goodwill and indefinite-lived trademark intangible asset could occur in the future.
Timberland Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2023, management performed a quantitative impairment analysis of both the Timberland reporting unit goodwill, which includes the Timberland® brand, and the Timberland indefinite-lived trademark intangible asset, which includes both the Timberland® and Timberland PRO® brands. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on management's overall assessment of current events and circumstances including macroeconomic conditions, industry and market considerations, brand-specific performance and the overall significance of the related assets. Based on the analysis, management concluded the Timberland reporting unit goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 12%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the Timberland reporting unit goodwill and indefinite-lived trademark intangible asset at the January 1, 2023 testing date were $407.0 million and $999.5 million, respectively.
The Timberland® brand, acquired in 2011, offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. Products are sold globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, VF-operated stores and websites and on websites with strategic digital partners. The Timberland reporting unit is included in the Outdoor reportable segment.
The fair values of the Timberland reporting unit and indefinite-lived trademark intangible asset were estimated using valuation techniques consistent with those discussed in the "Indefinite-Lived Intangible Assets and Goodwill" section above, and utilized significant unobservable inputs (Level 3).
Management’s revenue and profitability forecasts used in the Timberland reporting unit and indefinite-lived trademark intangible asset valuations considered recent and historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Timberland reporting unit and indefinite-lived trademark intangible asset included:
•Financial projections and future cash flows, including a base year that considered recent actual results lower than previous internal forecasts, revenue growth and profitability improvement throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for the brand and similar VF brands; and
•Market-based discount rates.
The Timberland valuation model used by management in the impairment testing assumes revenue growth and profitability improvement and execution of its long-term growth strategy. If the brand is unable to achieve the financial projections, including recovery from the current macroeconomic environment, an impairment of the reporting unit goodwill or indefinite-lived trademark intangible asset could occur in the future.
Management performed a sensitivity analysis on the impairment model used to test the Timberland reporting unit goodwill. In doing so, management determined that individual changes of a 200 basis point decrease in the compound annual growth rate for EBITDA, or a 100 basis point increase in the discount rate, used in the discounted cash flow model did not cause the estimated fair value of the reporting unit to decline below its carrying value.
Icebreaker Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2023, management performed a quantitative impairment analysis of the Icebreaker reporting unit goodwill and indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on management's overall assessment of current events and circumstances including macroeconomic conditions, industry and market considerations and brand-specific performance. Based on the analysis, management concluded the Icebreaker reporting unit goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 8%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the Icebreaker reporting unit goodwill and indefinite-lived trademark intangible asset at the January 1, 2023 testing date were $80.7 million and $60.5 million, respectively.
The Icebreaker® brand, acquired in Fiscal 2019, specializes in high-performance apparel based on natural fibers, including merino wool and plant-based fibers. The Icebreaker® brand is included in the Outdoor reportable segment.
The fair values of the Icebreaker reporting unit and indefinite-lived trademark intangible asset were estimated using valuation
VF Corporation Fiscal 2023 Form 10-K 41

techniques consistent with those discussed in the "Indefinite-Lived Intangible Assets and Goodwill" section above, and utilized significant unobservable inputs (Level 3).
Management’s revenue and profitability forecasts used in the Icebreaker reporting unit and indefinite-lived trademark intangible asset valuations considered recent and historical performance, strategic initiatives and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Icebreaker reporting unit and indefinite-lived trademark intangible asset included:
•Financial projections and future cash flows, including a base year that considered recent actual results lower than previous internal forecasts, revenue growth and profitability improvement throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for similar VF brands; and
•Market-based discount rates.
The Icebreaker valuation model used by management in the impairment testing assumes revenue growth and profitability improvement and execution of its long-term growth strategy. If the brand is unable to achieve the financial projections, including recovery from the current macroeconomic environment, an impairment of the reporting unit goodwill or indefinite-lived trademark intangible asset could occur in the future.
Management performed a sensitivity analysis on the impairment model used to test the Icebreaker reporting unit goodwill. In doing so, management determined that individual changes of a 100 basis point decrease in the compound annual growth rate for EBITDA, or a 50 basis point increase in the discount rate, used in the discounted cash flow model did not cause the estimated fair value of the reporting unit to decline below its carrying value.
Other Reporting Units - Qualitative Impairment Analysis
For all other reporting units, VF elected to perform a qualitative assessment during the annual goodwill and indefinite-lived intangible asset impairment testing to determine whether it was more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results and performance versus management's annual and strategic plans, (ii) financial outlook based on the latest strategic plan, (iii) changes in the reporting unit carrying value since prior year and the amounts relative to the size of the respective business, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate and foreign exchange rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded it was more likely than not the carrying values of the goodwill and indefinite-lived trademark intangible assets were less than their fair values, and that further quantitative testing was not necessary.
Management’s Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the businesses. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment or recoverability of goodwill or indefinite-lived trademark intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions, particularly our long-term financial projections, used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2024 or future years vary from current assumptions (including changes in discount rates and foreign currency exchange rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers or channels, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
A future impairment charge of goodwill or indefinite-lived intangible assets could have a material effect on VF’s consolidated financial position and results of operations.

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
42 VF Corporation Fiscal 2023 Form 10-K

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
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and will accrue interest income. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this income tax receivable will not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730.0 million, plus the reversal of any interest income accrued on the payment, which was approximately $12.0 million at March 2023.
As of March 2023, VF had $497.8 million of gross deferred income tax assets related to operating loss, credit and capital loss carryforwards, and $424.0 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss, credit and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses or credits during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.

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
VF Corporation Fiscal 2023 Form 10-K 43

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of the Interim Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of April 1, 2023. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures were effective as of April 1, 2023.

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
44 VF Corporation Fiscal 2023 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Executive Officers of VF.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2023 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 1, 2023, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Delinquent Section 16(a) Reports” (to the extent reported therein) in VF’s 2023 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 1, 2023, which information is incorporated herein by reference.
Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2023 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 1, 2023, which information is incorporated herein by reference.
VF has adopted a written code of ethics, “VF Corporation Code of Business Conduct,” that is applicable to all VF directors, officers and employees, including VF’s interim chief executive officer, chief financial officer, chief accounting officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). The code is posted on VF’s website, www.vfc.com. VF will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.vfc.com.
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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF” and “Executive Compensation” in VF’s 2023 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 1, 2023, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of this Part III is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Executive Compensation" in VF’s 2023 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 1, 2023, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of this Part III is included under the caption “Corporate Governance at VF” in VF’s 2023 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 1, 2023, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2023 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended April 1, 2023, which information is incorporated herein by reference.
VF Corporation Fiscal 2023 Form 10-K 45

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Fiscal 2023 report:

2. Financial statement schedules	PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	F-53
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits
NUMBER	DESCRIPTION
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(A)[1]	Agreement and Plan of Merger dated as of November 8, 2020 among V.F. Corporation, New Ross Acquisition Corp., Supreme Holdings, Inc. and TC Group VI, L.P. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by VF with the SEC on November 9, 2020)
3.	Articles of incorporation and bylaws:
	(A)	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(i) to Form 8-K filed October 21, 2013)
	(B)	Amended and Restated By-Laws of V.F. Corporation, effective January 24, 2023 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 25, 2023)
4.	Instruments defining the rights of security holders, including indentures:
	(A)	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 4(A) to Form 10-K for the year ended January 3, 1998)
	(B)	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)
	(C)	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
	(D)	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)
	(E)	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)
	(F)	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed October 25, 2007)
	(G)	Third Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent, dated as of September 20, 2016 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed September 20, 2016)
	(H)	Form of 0.625% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 20, 2016)
	(I)	Fourth Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent dated as of February 25, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed February 25, 2020)
	(J)	Form of 0.250% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed February 25, 2020)
	(K)	Form of 0.625% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed February 25, 2020)

46 VF Corporation Fiscal 2023 Form 10-K

NUMBER	DESCRIPTION
	(L)	Fifth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of April 23, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed April 23, 2020)
	(M)	Form of 2.400% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed April 23, 2020)
	(N)	Form of 2.800% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.5 to Form 8-K filed April 23, 2020)
	(O)	Form of 2.950% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.6 to Form 8-K filed April 23, 2020)
	(P)	Sixth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 7, 2023 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed March 7, 2023)
	(Q)	Form of 4.125% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed March 7, 2023)
	(R)	Form of 4.250% Senior Notes due 2029 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed March 7, 2023)
	(S)	Description of Securities
10.	Material contracts:
	(A)	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)*
	(B)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)*
	(C)	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)*
	(D)	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 26, 2020)*
	(E)	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(F) to Form 10-K for the year ended March 28, 2020)*
	(F)	Form of Award Certificate for Restricted Stock Units (for awards granted prior to Fiscal 2021) (Incorporated by reference to Exhibit 10(I) to Form 10-K for the year ended March 28, 2020)*
	(G)	Form of Award Certificate for Restricted Stock Units Special Award (for awards granted prior to Fiscal 2021) (Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended March 28, 2020)*
	(H)	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended March 28, 2020)*
	(I)	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended March 28, 2020)*
	(J)	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting) (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended March 28, 2020)*
	(K)	Form of Award Certificate for Restricted Stock Award (for awards granted prior to Fiscal 2021) [Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 22, 2011]*
	(L)	Form of Award Certificate for Restricted Stock Award for Executive Officers (for awards granted prior to Fiscal 2021) [Incorporated by reference to Exhibit 10(J) to Form 10-K for the year ended December 29, 2012]*
	(M)	Form of Award Certificate for Restricted Stock Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(P) to Form 10-K for the year ended March 28, 2020)*
	(N)	Form of Award Certificate for Restricted Stock Special Award (Split Vesting) (Incorporated by reference to Exhibit 10(Q) to Form 10-K for the year ended March 28, 2020)*
	(O)	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)*
	(P)	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)*
	(Q)	Executive Deferred Savings Plan II, as amended and restated January 1, 2020 (Incorporated by reference to Item 10.1 to Form 10-Q for the quarter ended December 28, 2019)*
	(R)	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed December 17, 2004)*
	(S)	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)*
	(T)	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)*

VF Corporation Fiscal 2023 Form 10-K 47

NUMBER	DESCRIPTION
	(U)	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)*
	(V)	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)*
	(W)	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)*
	(X)	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)*
	(Y)	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)*
	(Z)	Twelfth Supplemental Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014)*
	(AA)	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)*
	(BB)	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)*
	(CC)	2012 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended December 31, 2011)*
	(DD)	2019 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(HH) to Form 10-K for the year ended March 28, 2020)*
	(EE)	Amended and Restated Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)*
	(FF)	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)*
	(GG)	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of October 18, 2017 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2017)*
	(HH)	Annual Incentive Plan (effective prior to May 15, 2023) (Incorporated by reference to Exhibit 10(HH) to Form 10-K for the year ended April 2, 2022)*
	(II)	Annual Incentive Plan (effective May 15, 2023)*
	(JJ)	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for Equity Plan Participants
	(KK)	Retirement and General Release Agreement dated December 2, 2022 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2022)*
	(LL)	Five-Year Revolving Credit Agreement by and among V.F. Corporation and VF International Sagl, as borrowers, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc., U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and ING Bank N.V., Dublin Branch, PNC Bank, N.A., TD Bank, N.A. and Morgan Stanley Bank, N.A., as Documentation Agents, dated November 24, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2021)
	(MM)	Amendment No. 1 to Revolving Credit Agreement, dated February 16, 2023, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 16, 2023)
	(NN)	Amendment No. 2 to Revolving Credit Agreement, dated May 19, 2023, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto
	(OO)	Term Loan Agreement by and among V.F. Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A, PNC Bank National Association, TD Securities (USA) LLC, Truist Securities, Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Syndication Agent, and PNC Bank National Association, TD Bank, N.A., Truist Bank and U.S. Bank National Association, as Documentation Agents, dated August 11, 2022 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 11, 2022)
	(PP)	Amendment No. 1 to Term Loan Agreement, dated February 16, 2023, by and among V.F. Corporation, as borrower, JP Morgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 16, 2023)
48 VF Corporation Fiscal 2023 Form 10-K

NUMBER	DESCRIPTION
	(QQ)	Separation and Distribution Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 23, 2019)
	(RR)	Tax Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019)
	(SS)	Transition Services Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019)
	(TT)	VF Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed May 23, 2019)
	(UU)	Kontoor Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed May 23, 2019)
	(VV)	Employee Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed May 23, 2019)
21.	Subsidiaries of the Corporation
23.	Consent of independent registered public accounting firm
24.	Power of attorney
31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
VF Corporation Fiscal 2023 Form 10-K 49

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VF has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.F. CORPORATION

By:	/s/ Benno Dorer
Benno Dorer Interim President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Matthew H. Puckett
Matthew H. Puckett Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Bryan H. McNeill
Bryan H. McNeill Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
May 25, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Interim Chair of the Board and Director

Alexander K. Cho*	Director

Juliana L. Chugg*	Director

Mark S. Hoplamazian*	Director

Laura W. Lang*	Director

W. Rodney McMullen*	Director

Clarence Otis, Jr.*	Director

Carol L. Roberts*	Director

Matthew J. Shattock*	Director

*By:	/s/ Jennifer S. Sim
Jennifer S. Sim, Attorney-in-Fact
May 25, 2023
50 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Index to Consolidated Financial Statements
and Financial Statement Schedule
March 2023

VF Corporation Fiscal 2023 Form 10-K F-1

V.F. Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of V.F. Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF's internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of April 1, 2023.
The effectiveness of VF’s internal control over financial reporting as of April 1, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

F-2 VF Corporation Fiscal 2023 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of V. F. Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of V. F. Corporation and its subsidiaries (the “Company”) as of April 1, 2023 and April 2, 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended April 1, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 1, 2023 listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 1, 2023 and April 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

VF Corporation Fiscal 2023 Form 10-K F-3

Interim and Annual Goodwill and Indefinite-Lived Intangible Asset Impairment Analyses - Supreme, Timberland and Icebreaker Reporting Units and Indefinite-Lived Trademark Intangible Assets
As described in Notes 1, 8, 9, and 23 to the consolidated financial statements, the goodwill and indefinite-lived trademark intangible assets associated with the Supreme, Timberland and Icebreaker reporting units make up a significant portion of the Company’s consolidated goodwill and indefinite-lived intangible assets balances of $2.0 billion and $2.6 billion as of April 1, 2023, respectively. Management evaluates indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. If management determines that it is more likely than not that the fair value of an asset or reporting unit is less than its carrying value, it is quantitatively evaluated for possible impairment by comparing the estimated fair value with its carrying value. An impairment charge is recorded if the carrying value exceeds its estimated fair value. As disclosed by management, during the second quarter of fiscal 2023, due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, management performed a quantitative impairment analysis of both the Supreme reporting unit goodwill and the indefinite-lived trademark intangible asset, resulting in impairment charges of $229.0 million and $192.9 million, respectively, for the year ended April 1, 2023. During the annual goodwill and indefinite-lived intangible asset impairment analysis, management performed a quantitative impairment analysis of the Supreme, Timberland and Icebreaker reporting unit goodwill and indefinite-lived trademark intangible assets, resulting in impairment charges of $165.1 million and $148.0 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively, for the year ended April 1, 2023 and no impairment to the Timberland and Icebreaker reporting units and indefinite-lived trademark intangible assets. Management estimates the fair value of the reporting units using both income-based and market-based valuation methods and the fair value of the indefinite-lived trademark intangible assets is based on an income approach using the relief from-royalty method. The income-based fair value methodology requires management to make assumptions and judgments and is based on management’s estimate of financial projections and future cash flows, which include significant assumptions related to revenue growth and profitability improvement throughout the forecast period, terminal growth rates, tax rates, royalty rates and market-based discount rates.
The principal considerations for our determination that performing procedures relating to the interim and annual goodwill and indefinite-lived intangible asset impairment analyses for the Supreme, Timberland and Icebreaker reporting units and indefinite-lived trademark intangible assets is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units and the indefinite-lived trademark intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth throughout the forecast period and market-based discount rates for the Supreme, Timberland and Icebreaker reporting units and indefinite-lived trademark intangible assets and royalty rates for the Supreme, Timberland and Icebreaker indefinite-lived trademark intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim and annual goodwill and indefinite-lived intangible assets impairment analyses, including controls over the valuation of the Supreme, Timberland and Icebreaker reporting units and indefinite-lived trademark intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Supreme, Timberland and Icebreaker reporting units and indefinite-lived trademark intangible assets; (ii) evaluating the appropriateness of the income-based valuation methods for the reporting units and the indefinite-lived trademark intangible assets; (iii) testing the completeness and accuracy of underlying data used in the income-based valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth throughout the forecast period and market-based discount rates for the Supreme, Timberland and Icebreaker reporting units and indefinite-lived trademark intangible assets and royalty rates for the Supreme, Timberland and Icebreaker indefinite-lived trademark intangible assets. Evaluating management’s assumptions related to the revenue growth throughout the forecast period involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Supreme, Timberland and Icebreaker reporting units and products sold with the Supreme, Timberland and Icebreaker trademarks; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s income-based valuation methods for the reporting units and the indefinite-lived trademark intangible assets and (ii) the reasonableness of the royalty rate and market-based discount rate significant assumptions.
The Timberland Company Income Inclusion - Uncertain Tax Position
As described in Note 19 to the consolidated financial statements, the Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. On July 14, 2022, the U.S. Tax Court issued its final decision regarding the timing of income inclusion associated with the Company’s acquisition of The Timberland Company. On October 19, 2022, the Company paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable and will accrue interest income. These amounts are included in the other assets line item in the Company’s consolidated balance sheet as of April 1, 2023, based on management’s assessment of the position under the more-likely-than-not standard of the accounting literature. As disclosed by management, the calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and significant management judgment. The Company’s income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments.

F-4 VF Corporation Fiscal 2023 Form 10-K

The principal considerations for our determination that performing procedures relating to the uncertain tax position associated with The Timberland Company income inclusion is a critical audit matter are (i) the significant judgment by management with regards to the application and legal interpretation of complex tax laws and regulations in order to conclude that the technical merits of the case support the Company’s more-likely-than-not threshold; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the facts and assumptions made by management in connection with the recognition of the uncertain tax position; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification, measurement, and recognition of uncertain tax positions. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment of the technical merits of the tax position; (ii) evaluating the status and results of the U.S. Tax Court's final decision and other correspondence with relevant tax authorities; and (iii) evaluating the sufficiency of the Company’s uncertain tax position disclosures. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s assessment of whether the tax position is more-likely-than-not of being sustained, the impact to the consolidated financial statements and the application and legal interpretation of relevant complex tax laws and regulations.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
May 25, 2023
We have served as the Company’s auditor since 1995.

VF Corporation Fiscal 2023 Form 10-K F-5

VF CORPORATION
Consolidated Balance Sheets

(In thousands, except share amounts)	March 2023	March 2022
ASSETS
Current assets
Cash and equivalents	$814,887	$1,275,943
Accounts receivable, less allowance for doubtful accounts of: March 2023 - $28,075; March 2022 - $27,959	1,610,295	1,467,842
Inventories	2,292,790	1,418,673
Other current assets	434,737	425,622
Total current assets	5,152,709	4,588,080
Property, plant and equipment, net	942,440	1,041,777
Intangible assets, net	2,642,821	3,000,351
Goodwill	1,978,413	2,393,807
Operating lease right-of-use assets	1,372,182	1,247,056
Other assets	1,901,923	1,071,137
TOTAL ASSETS	$13,990,488	$13,342,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$11,491	$335,462
Current portion of long-term debt	924,305	501,051
Accounts payable	936,319	562,992
Accrued liabilities	1,673,651	1,915,892
Total current liabilities	3,545,766	3,315,397
Long-term debt	5,711,014	4,584,261
Operating lease liabilities	1,171,941	1,023,759
Other liabilities	651,054	888,436
Total liabilities	11,079,775	9,811,853
Commitments and contingencies
Stockholders' equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2023 or March 2022	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2023 - 388,665,531; March 2022 - 388,298,375	97,166	97,075
Additional paid-in capital	3,775,979	3,916,384
Accumulated other comprehensive income (loss)	(1,019,518)	(926,579)
Retained earnings	57,086	443,475
Total stockholders’ equity	2,910,713	3,530,355
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,990,488	$13,342,208
See notes to consolidated financial statements.

F-6 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Consolidated Statements of Operations

	Year Ended March

(In thousands, except per share amounts)	2023	2022	2021
Net revenues	$11,612,475	$11,841,840	$9,238,830
Costs and operating expenses
Cost of goods sold	5,515,796	5,386,393	4,370,780
Selling, general and administrative expenses	5,033,977	4,823,243	4,240,058
Impairment of goodwill and intangible assets	735,009	—	20,361
Total costs and operating expenses	11,284,782	10,209,636	8,631,199
Operating income	327,693	1,632,204	607,631
Interest income	9,758	5,006	9,155
Interest expense	(174,390)	(136,469)	(135,655)
Loss on debt extinguishment	—	(3,645)	—
Other income (expense), net	(119,774)	26,154	(24,659)
Income from continuing operations before income taxes	43,287	1,523,250	456,472
Income tax expense (benefit)	(75,297)	306,981	101,566
Income from continuing operations	118,584	1,216,269	354,906
Income from discontinued operations, net of tax	—	170,672	52,963
Net income	$118,584	$1,386,941	$407,869
Earnings per common share - basic
Continuing operations	$0.31	$3.12	$0.91
Discontinued operations	—	0.44	0.14
Total earnings per common share - basic	$0.31	$3.55	$1.05
Earnings per common share - diluted
Continuing operations	$0.31	$3.10	$0.91
Discontinued operations	—	0.43	0.14
Total earnings per common share - diluted	$0.31	$3.53	$1.04
Weighted average shares outstanding
Basic	387,763	390,291	389,655
Diluted	388,370	392,411	392,121

See notes to consolidated financial statements.

VF Corporation Fiscal 2023 Form 10-K F-7

VF CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended March

(In thousands)	2023	2022	2021
Net income	$118,584	$1,386,941	$407,869
Other comprehensive income (loss)
Foreign currency translation and other
Losses arising during the period	(106,527)	(17,355)	(36,114)
Reclassification of foreign currency translation losses	—	—	42,364
Income tax effect	(1,492)	(34,104)	31,286
Defined benefit pension plans
Current period actuarial gains (losses), including plan amendments and curtailments	(25,211)	12,927	(9,181)
Amortization of net deferred actuarial losses	16,395	11,310	11,911
Amortization of deferred prior service credits	(453)	(440)	(81)
Reclassification of net actuarial loss from settlement charges	93,731	7,466	1,584
Reclassification of deferred prior service cost due to curtailments	—	—	920
Income tax effect	(21,864)	(3,806)	(428)
Derivative financial instruments
Gains (losses) arising during the period	53,533	71,494	(122,244)
Income tax effect	(8,554)	(11,741)	21,796
Reclassification of net (gains) losses realized	(110,160)	54,326	(24,848)
Income tax effect	17,663	(7,656)	4,993
Other comprehensive income (loss)	(92,939)	82,421	(78,042)
Comprehensive income	$25,645	$1,469,362	$329,827

See notes to consolidated financial statements.

F-8 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$118,584	$1,386,941	$407,869
Income from discontinued operations, net of tax	—	170,672	52,963
Income from continuing operations, net of tax	118,584	1,216,269	354,906
Adjustments to reconcile net income to cash provided (used) by operating activities:
Impairment of goodwill and intangible assets	735,009	—	20,361
Depreciation and amortization	262,324	266,935	269,081
Reduction in the carrying amount of right-of-use assets	383,199	410,132	427,594
Stock-based compensation	60,354	91,358	70,823
Provision for doubtful accounts	3,532	(716)	20,673
Pension expense in excess of (less than) contributions	79,197	(41,309)	(23,424)
Deferred income taxes	(53,554)	(157,489)	(39,812)
Loss on extinguishment of debt	—	3,645	—
Other, net	(11,433)	(12,007)	12,412
Changes in operating assets and liabilities:
Accounts receivable	(147,331)	(202,526)	70,471
Inventories	(890,173)	(380,851)	314,315
Accounts payable	377,433	105,357	20,106
Income taxes	(1,148,610)	201,391	(35,586)
Accrued liabilities	(91,650)	88,213	101,142
Operating lease right-of-use assets and liabilities	(379,963)	(444,125)	(375,278)
Other assets and liabilities	47,287	(286,079)	25,470
Cash provided (used) by operating activities - continuing operations	(655,795)	858,198	1,233,254
Cash provided by operating activities - discontinued operations	—	6,090	79,971
Cash provided (used) by operating activities	(655,795)	864,288	1,313,225
INVESTING ACTIVITIES
Business acquisitions, net of cash received	—	3,760	(2,009,151)
Proceeds from sale of businesses, net of cash sold	—	616,928	—
Proceeds from sale of assets	99,499	32,542	11,748
Purchases of short-term investments	—	—	(800,000)
Proceeds from sale and maturities of short-term investments	—	598,806	200,000
Capital expenditures	(165,925)	(245,449)	(198,658)
Software purchases	(95,326)	(82,871)	(75,542)
Other, net	(26,301)	(19,456)	(20,382)
Cash provided (used) by investing activities - continuing operations	(188,053)	904,260	(2,891,985)
Cash used by investing activities - discontinued operations	—	(525)	(3,633)
Cash provided (used) by investing activities	(188,053)	903,735	(2,895,618)
FINANCING ACTIVITIES
Contingent consideration payment	(56,976)	—	—
Net increase (decrease) in short-term borrowings	(323,972)	324,404	(1,217,764)
Payments on long-term debt	(501,051)	(504,200)	(1,664)
Payment of debt issuance costs	(6,796)	(2,496)	(21,438)
Proceeds from long-term debt	2,058,341	—	2,996,090
Share repurchases	—	(350,004)	—
Cash dividends paid	(702,846)	(773,205)	(756,784)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	(2,794)	36,654	54,438
Cash provided (used) by financing activities	$463,906	$(1,268,847)	$1,052,878
Continued on next page.
See notes to consolidated financial statements.

VF Corporation Fiscal 2023 Form 10-K F-9

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2023	2022	2021
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	$(80,822)	$(73,299)	$(30,603)
Net change in cash, cash equivalents and restricted cash	(460,764)	425,877	(560,118)
Cash, cash equivalents and restricted cash — beginning of period	1,277,082	851,205	1,411,323
Cash, cash equivalents and restricted cash — end of period	$816,318	$1,277,082	$851,205

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$814,887	$1,275,943	$815,750
Other current assets	1,305	1,109	1,198
Current assets of discontinued operations	—	—	34,132
Other assets	126	30	125
Total cash, cash equivalents and restricted cash	$816,318	$1,277,082	$851,205

See notes to consolidated financial statements.

F-10 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In thousands, except share amounts)	Shares	Amounts
Balance, March 2020	388,812,158	$97,203	$4,183,780	$(930,958)	$7,309	$3,357,334
Net income	—	—	—	—	407,869	407,869
Dividends on Common Stock ($1.94 per share)	—	—	(564,904)	—	(191,880)	(756,784)
Stock-based compensation, net	3,129,319	782	158,769	—	(33,764)	125,787
Foreign currency translation and other	—	—	—	37,536	—	37,536
Defined benefit pension plans	—	—	—	4,725	—	4,725
Derivative financial instruments	—	—	—	(120,303)	—	(120,303)
Balance, March 2021	391,941,477	97,985	3,777,645	(1,009,000)	189,534	3,056,164
Net income	—	—	—	—	1,386,941	1,386,941
Dividends on Common Stock ($1.98 per share)	—	—	(2,597)	—	(770,608)	(773,205)
Share repurchases	(4,805,093)	(1,201)	—	—	(348,803)	(350,004)
Stock-based compensation, net	1,161,991	291	141,336	—	(13,589)	128,038
Foreign currency translation and other	—	—	—	(51,459)	—	(51,459)
Defined benefit pension plans	—	—	—	27,457	—	27,457
Derivative financial instruments	—	—	—	106,423	—	106,423
Balance, March 2022	388,298,375	97,075	3,916,384	(926,579)	443,475	3,530,355
Net income	—	—	—	—	118,584	118,584
Dividends on Common Stock ($1.81 per share)	—	—	(203,394)	—	(499,452)	(702,846)
Stock-based compensation, net	367,156	91	62,989	—	(5,521)	57,559
Foreign currency translation and other	—	—	—	(108,019)	—	(108,019)
Defined benefit pension plans	—	—	—	62,598	—	62,598
Derivative financial instruments	—	—	—	(47,518)	—	(47,518)
Balance, March 2023	388,665,531	$97,166	$3,775,979	$(1,019,518)	$57,086	$2,910,713

See notes to consolidated financial statements.

VF Corporation Fiscal 2023 Form 10-K F-11

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023

F-12 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
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
Fiscal Year
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF's current fiscal year ran from April 3, 2022 through April 1, 2023 ("Fiscal 2023"). All references to the periods ended March 2023, March 2022 and March 2021 relate to the 52-week fiscal years ended April 1, 2023 and April 2, 2022 ("Fiscal 2022"), and the 53-week fiscal year ended April 3, 2021 ("Fiscal 2021"), respectively. Certain foreign subsidiaries reported using a March 31 year-end for Fiscal 2023, 2022 and 2021 due to local statutory requirements. The impact to VF's consolidated financial statements is not material.
Recent Developments and Uncertainties
There is ongoing uncertainty around the global economy and macroeconomic environment, which we expect to continue and cause disruption and near-term challenges for our business. Macroeconomic conditions include inflationary pressures, foreign exchange rate fluctuations, higher interest rates and weakening consumer sentiment. These conditions have led to elevated inventories in certain markets and an increased promotional environment, impacts on the results of our international businesses and increased borrowing costs. Global economic conditions are also impacted by the coronavirus ("COVID-19") pandemic, which resulted in retail store closures primarily in the Asia-Pacific region, and supply chain disruption. In response to the ongoing conflict in Ukraine, all VF-operated retail locations within Russia are permanently closed, while limited wholesale shipments to both Russia and Ukraine have resumed. VF has considered the impact of these developments on the estimates and assumptions used when preparing the consolidated financial statements and accompanying notes. The duration and severity of these recent developments, and the related impacts on VF's business are subject to uncertainty; however, the estimates and assumptions made by management are based on available information.
Use of Estimates
In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Foreign Currency Translation and Transaction
The financial statements of most foreign subsidiaries are measured using the foreign currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses, and transaction gains and losses on long-term advances to foreign subsidiaries, are reported in the Consolidated Statements of Comprehensive Income.
Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. Foreign currency transaction gains and losses reported in the Consolidated Statements of Operations, were a net loss of $16.9 million and $6.7 million in the years ended March 2023 and March 2022, respectively, and a net gain of $2.6 million in the year ended March 2021.
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

VF Corporation Fiscal 2023 Form 10-K F-13

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.
Cash and Equivalents
Cash and equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Highly liquid investments considered cash equivalents were $439.5 million and $326.0 million at March 2023 and 2022, respectively, consisting of money market funds and short-term time deposits.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method, includes all costs incurred to purchase the finished goods and is net of discounts or rebates received from vendors. A detailed review of all inventories is performed, at least quarterly, to identify slow moving or excess products, discontinued and to-be-discontinued products and off-quality merchandise. Management performs an evaluation to estimate net realizable value using a systematic and consistent methodology of forecasting future demand, market conditions and selling prices less costs of disposal. If the estimated net realizable value is less than cost, VF provides an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to VF’s timely identification and ability to typically dispose of these distressed inventories at amounts either above or not significantly below cost.
Existence of physical inventory is verified through periodic physical inventory counts and ongoing cycle counts at most locations throughout the year, and an estimate of inventory losses that have likely occurred since the last physical inventory date is recorded. Historically, physical inventory shrinkage has not been material.
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

F-14 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
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
Leases for real estate typically have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years and vehicle leases typically have initial terms ranging from 1 to 5 years. In determining the lease term used in the lease right-of-use asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease right-of-use assets and lease liabilities. The Company has made an accounting policy election to not recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less.
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
Certain leases contain both lease and non-lease components. For leases associated with specific asset classes, including certain real estate, vehicles and IT equipment, VF has elected the practical expedient which permits entities to account for separate lease and non-lease components as a single component. For all other lease contracts, the Company accounts for each lease component separately from the non-lease components of the contract. When applicable, VF will measure the consideration to be paid pursuant to the agreement and allocate this consideration to the lease and non-lease components based on relative standalone prices.
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
The Company assesses whether a sale leaseback transaction qualifies as a sale when the transaction occurs. For transactions qualifying as a sale, VF derecognizes the underlying asset and recognizes the entire gain or loss at the time of the sale. The corresponding lease entered into with the buyer-lessor is accounted for as an operating lease. During the year ended March 2023, the Company entered into a sale leaseback transaction for certain office real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of $13.2 million in the selling, general and administrative expenses line item in VF's Consolidated Statement of Operations for the year ended March 2023.
Supply Chain Financing Program
During the first quarter of Fiscal 2023, VF reinstated its voluntary supply chain finance ("SCF") program. The SCF program enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which VF receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the SCF program. Amounts due to suppliers who voluntarily participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. VF has been informed by the participating financial institutions that amounts payable to them for suppliers who voluntarily participated in the SCF program and included in the accounts payable line item in VF's Consolidated Balance Sheet was $161.4 million at March 2023. The amounts settled through the SCF program were $989.8 million during the year ended March 2023.

VF Corporation Fiscal 2023 Form 10-K F-15

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
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
VF reports the service component of net periodic pension cost (income) within operating income and the other components of net periodic pension cost, which include interest cost, expected return on plan assets, settlement charges, curtailments and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item of the Consolidated Statements of Operations.
Derivative Financial Instruments
Derivative financial instruments are measured at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of derivative instruments (i.e., gains and losses) depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. To qualify for hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows of hedged transactions. VF’s hedging practices are described in Note 24, which primarily relate to cash flow hedges. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.
VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, at the inception of a contract and on an ongoing basis, as necessary, VF assesses whether the hedging instruments are highly effective in offsetting the risk of the hedged transactions. When hedging instruments are determined to not be highly effective, hedge accounting treatment is discontinued, and any future changes in fair value of the instruments are recognized immediately in net income. Unrealized gains or losses related to hedging instruments remain in accumulated other comprehensive income ("OCI") until the hedged forecasted transaction occurs and impacts earnings. If the hedged forecasted transaction is deemed probable of not occurring, any unrealized gains or losses in accumulated OCI are immediately recognized in net income.
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
The amount of revenue recognized in both wholesale and direct-to-consumer channels reflects the expected consideration to be received for providing the goods or services to the customer, which includes estimates for variable consideration. Variable consideration includes sales incentive programs, discounts, markdowns, chargebacks and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any

F-16 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
changes in facts and circumstances. The Company utilizes the expected value method in determining its estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions. Allowances for estimates of sales incentive programs, discounts, markdowns, chargebacks and returns are recorded as accrued liabilities in the Consolidated Balance Sheets.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $861.8 million, $840.6 million and $608.1 million in the years ended March 2023, 2022 and 2021, respectively. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for certain costs of advertising VF’s products, which totaled $16.5 million, $16.2 million and $11.1 million in the years ended March 2023, 2022 and 2021, respectively. Shipping and handling costs for delivery of products to customers totaled $637.0 million, $634.2 million and $557.5 million in the years ended March 2023, 2022 and 2021, respectively. Expenses related to royalty income were $0.9 million, $0.9 million and $1.7 million in the years ended March 2023, 2022 and 2021, respectively.
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

VF Corporation Fiscal 2023 Form 10-K F-17

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
Income Taxes
Income taxes are provided on pre-tax income for financial reporting purposes. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the consolidated financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income, and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect the estimated future tax impact of these temporary differences and net operating loss and net capital loss carryforwards, based on tax rates currently enacted for the years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more-likely-than-not to be realized. All deferred tax assets and liabilities are classified as noncurrent in the Consolidated Balance Sheets
Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits, along with related interest and penalties, appropriately classified as current or noncurrent. VF has evaluated these potential issues under the more-likely-than-not standard of the accounting literature. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized. The provision for income taxes also includes estimated interest and penalties related to uncertain tax positions.
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock units and restricted stock.
Concentration of Risks
VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through various wholesale and direct-to-consumer channels. VF’s ten largest customers accounted for approximately 15% of Fiscal 2023 total revenues. Sales to VF’s largest customer accounted for approximately 2% of Fiscal 2023 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.

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
Reclassifications
Certain prior year amounts have been reclassified to conform with the Fiscal 2023 presentation.
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance", an update that requires annual disclosures about government assistance, including the types of assistance and the effect on the financial statements. The guidance became effective for VF in the first quarter of Fiscal 2023 and was adopted prospectively, but did not have any impact on VF's disclosures as the amount of government assistance recorded in VF's consolidated financial statements was not material.
Recently Issued Accounting Standards
In March 2020, January 2021 and December 2022, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope" and ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", respectively. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and can be adopted no later than December 31, 2024. The Company does not expect this guidance to have a material impact on VF's consolidated financial statements.
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires companies with supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of the financial statements to understand the nature of, activity in, and potential magnitude of the program. The guidance will be effective for VF in the first quarter of Fiscal 2024, except for certain quantitative disclosures that will be effective in Fiscal 2025. Early adoption is permitted. The Company will adopt the required guidance in the first quarter of Fiscal 2024 and is evaluating the impact of adopting the guidance related to quantitative disclosures.

F-18 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
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
The following table provides information about contract assets and contract liabilities:

(In thousands)	March 2023	March 2022
Contract assets (a)	$2,294	$1,065
Contract liabilities (b)	62,214	71,067
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the year ended March 2023, the Company recognized $319.2 million of revenue that was included in the contract liability balance during the year, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of March 2023, the Company expects to recognize $70.5 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031.
As of March 2023, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the year ended March 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Year Ended March 2023
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$3,375,343	$2,082,875	$847,729	$148	$6,306,095
Direct-to-consumer	2,252,958	2,791,936	186,462	—	5,231,356
Royalty	19,225	29,811	25,988	—	75,024
Total	$5,647,526	$4,904,622	$1,060,179	$148	$11,612,475

Geographic revenues
Americas	$2,921,383	$2,912,666	$848,524	$148	$6,682,721
Europe	1,960,485	1,343,796	107,414	—	3,411,695
Asia-Pacific	765,658	648,160	104,241	—	1,518,059
Total	$5,647,526	$4,904,622	$1,060,179	$148	$11,612,475

VF Corporation Fiscal 2023 Form 10-K F-19

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023

	Year Ended March 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$3,194,881	$2,256,444	$919,080	$785	$6,371,190
Direct-to-consumer	2,115,056	3,102,231	186,788	—	5,404,075
Royalty	17,631	21,663	27,281	—	66,575
Total	$5,327,568	$5,380,338	$1,133,149	$785	$11,841,840

Geographic revenues
Americas	$2,748,935	$3,155,870	$899,706	$785	$6,805,296
Europe	1,877,502	1,432,260	89,537	—	3,399,299
Asia-Pacific	701,131	792,208	143,906	—	1,637,245
Total	$5,327,568	$5,380,338	$1,133,149	$785	$11,841,840

	Year Ended March 2021
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,363,575	$1,970,699	$734,921	$4,372	$5,073,567
Direct-to-consumer	1,753,923	2,167,929	191,409	321	4,113,582
Royalty	10,103	22,228	19,350	—	51,681
Total	$4,127,601	$4,160,856	$945,680	$4,693	$9,238,830

Geographic revenues
Americas	$2,058,020	$2,357,295	$677,222	$—	$5,092,537
Europe	1,430,402	1,075,489	107,339	4,693	2,617,923
Asia-Pacific	639,179	728,072	161,119	—	1,528,370
Total	$4,127,601	$4,160,856	$945,680	$4,693	$9,238,830
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
The acquisition of Supreme included a contingent arrangement that required additional cash consideration to be paid to the selling shareholders of Supreme ranging from zero to $300.0 million, which was dependent upon the achievement of certain financial targets over the one-year earn-out period ended January 31, 2022. The initial estimated fair value of the contingent consideration liability was $207.0 million and was included in the purchase price. During Fiscal 2022, the contingent consideration liability was remeasured at fair value based on the probability-weighted present value of various future cash payment outcomes resulting from the estimated achievement levels of the financial targets, with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statement of Operations. The estimated fair value of the contingent consideration liability was $57.0 million as of March 2022 and was paid during the year ended March 2023. Refer to Note 23 for additional information on fair value measurements.
Supreme was a privately-held company based in New York, New York and is a global streetwear leader that sells apparel, accessories and footwear under its namesake brand, Supreme®, through direct-to-consumer channels, including digital.
For the years ended March 2023 and March 2022, Supreme contributed revenues of $523.1 million and $561.5 million, respectively, and net income of $64.8 million and $82.4 million, respectively. For the period from December 28, 2020 through April 3, 2021, Supreme contributed revenues of $142.0 million and net income of $21.5 million. The results of Supreme have been reported in the Active segment since the date of acquisition. Total transaction expenses for the Supreme acquisition were $8.7 million, all of which were recognized in the year ended March 2021 in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

F-20 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
The following unaudited pro forma summary presents consolidated information of VF as if the acquisition of Supreme had occurred on March 31, 2019:

(In thousands, except per share amounts)	Year Ended March 2021 (unaudited)
Total revenues	$9,677,141
Income from continuing operations	457,330
Earnings per common share from continuing operations
Basic	$1.17
Diluted	1.17

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
Pro forma financial information is not necessarily indicative of VF’s operating results if the acquisition had been effected at the date indicated, nor is it necessarily indicative of future operating results. Amounts do not include any marketing leverage or operating efficiencies.
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
On June 28, 2021, VF completed the sale of the Occupational Workwear business. The Company has received proceeds of $616.9 million, net of cash sold, resulting in a final after-tax gain on sale of $146.0 million, which was included in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the year ended March 2022.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations were income of $170.7 million (including a final after-tax gain on sale of $146.0 million) and income of $53.0 million for the years ended March 2022 and 2021, respectively.
Under the terms of a transition services agreement, the Company will provide certain support services for periods generally between 12 and 27 months from the closing date of the transaction.

VF Corporation Fiscal 2023 Form 10-K F-21

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Occupational Workwear business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Year Ended March

(In thousands)	2023 (a)	2022	2021
Net revenues	$—	$181,424	$671,574
Cost of goods sold	—	117,193	471,652
Selling, general and administrative expenses	—	38,735	143,259
Interest income, net	—	194	312
Other income (expense), net	—	6	365
Income from discontinued operations before income taxes	—	25,696	57,340
Gain on the sale of discontinued operations before income taxes	—	133,970	—
Total income from discontinued operations before income taxes	—	159,666	57,340
Income tax expense (benefit) (b)	—	(11,006)	4,377
Income from discontinued operations, net of tax	$—	$170,672	$52,963
(a)There was no activity during the year ended March 2023.
(b)Income tax benefit for the year ended March 2022 included $12.0 million of deferred tax benefit related to capital and other losses realized upon the sale of the Occupational Workwear business.
NOTE 5 — ACCOUNTS RECEIVABLE

(In thousands)	March 2023	March 2022
Trade	$1,521,975	$1,368,550
Other (including royalty)	116,395	127,251
Total accounts receivable	1,638,370	1,495,801
Less allowance for doubtful accounts	28,075	27,959
Accounts receivable, net	$1,610,295	$1,467,842
NOTE 6 — INVENTORIES

(In thousands)	March 2023	March 2022
Finished products	$2,240,215	$1,353,483
Work-in-process	39,508	50,774
Raw materials	13,067	14,416
Total inventories	$2,292,790	$1,418,673
During the first quarter of Fiscal 2023, the Company modified terms with the majority of its suppliers to take ownership of inventory near point of shipment rather than destination. Finished products included $321.4 million and $67.7 million of in-transit inventory as of March 2023 and 2022, respectively.

F-22 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 2023	March 2022
Land and improvements	$69,401	$91,049
Buildings and improvements	896,973	965,802
Machinery and equipment	1,051,093	1,072,251
Property, plant and equipment, at cost	2,017,467	2,129,102
Less accumulated depreciation and amortization	1,075,027	1,087,325
Property, plant and equipment, net	$942,440	$1,041,777
NOTE 8 — INTANGIBLE ASSETS

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2023
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$262,818	$173,916	$88,902
Indefinite-lived intangible assets:
Trademarks and trade names					2,553,919
Intangible assets, net					$2,642,821

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2022
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$264,691	$160,988	$103,703
Indefinite-lived intangible assets:
Trademarks and trade names					2,896,648
Intangible assets, net					$3,000,351

During the year ended March 2023, VF recorded impairment charges of $340.9 million related to the Supreme® indefinite-lived trademark intangible asset. Refer to Note 23 for additional information on fair value measurements.
VF did not record any impairment charges in the year ended March 2022. VF recorded impairment charges of $20.4 million in the year ended March 2021 primarily due to the write-off of certain trademark and customer relationship balances, which resulted from strategic actions taken by the Company.
Amortization expense for the years ended March 2023, 2022 and 2021 was $14.1 million, $15.6 million and $17.5 million, respectively. Estimated amortization expense for the next five fiscal years is $13.6 million, $13.0 million, $12.1 million, $11.6 million and $10.7 million, respectively.

VF Corporation Fiscal 2023 Form 10-K F-23

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2021	$665,278	$1,645,769	$114,380	$2,425,427
Measurement period adjustment to Supreme acquisition	—	(717)	—	(717)
Currency translation	(4,492)	(25,931)	(480)	(30,903)
Balance, March 2022	660,786	1,619,121	113,900	2,393,807
Impairment charges	—	(394,131)	—	(394,131)
Currency translation	(6,999)	(13,746)	(518)	(21,263)
Balance, March 2023	$653,787	$1,211,244	$113,382	$1,978,413
During the year ended March 2023, VF recorded impairment charges of $394.1 million related to the Supreme reporting unit, which is part of the Active segment. Refer to Note 23 for additional information on fair value measurements. VF did not record any impairment charges in the years ended March 2022 or 2021 based on the results of its goodwill impairment testing.
Accumulated impairment charges for the Outdoor and Active segments were $323.2 million and $394.1 million as of March
2023, respectively, and $323.2 million for the Outdoor segment as of March 2022.
Goodwill decreased by $0.7 million during the year ended March 2022 due to the net impact of a measurement period adjustment for income tax matters and the final working capital adjustment related to the Supreme acquisition.
NOTE 10 — LEASES
The assets and liabilities related to operating and finance leases were as follows:

(In thousands)	Location in Consolidated Balance Sheet	March 2023	March 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,372,182	$1,247,056
Finance lease assets	Property, plant and equipment, net	12,417	13,334
Total lease assets		$1,384,599	$1,260,390

Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$332,222	$353,948
Finance lease liabilities	Current portion of long-term debt	951	1,051
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,171,941	1,023,759
Finance lease liabilities	Long-term debt	16,287	17,238
Total lease liabilities		$1,521,401	$1,395,996

F-24 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
The components of lease costs were as follows:

	Year Ended March

(In thousands)	2023	2022	2021
Operating lease cost	$418,716	$435,637	$454,324
Finance lease cost – amortization of right-of-use assets	917	917	749
Finance lease cost – interest on lease liabilities	486	513	462
Short-term lease cost	22,154	17,602	8,586
Variable lease cost	117,189	98,052	54,460
Impairment	—	4,279	9,177
Gain recognized from sale-leaseback transaction	(13,189)	—	—
Total lease cost	$546,273	$557,000	$527,758
Supplemental cash flow information related to leases was as follows:

	Year Ended March

(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$428,443	$465,249	$425,975
Operating cash flows – finance leases	486	513	552
Financing cash flows – finance leases	1,050	1,023	1,112
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	545,856	205,811	636,613
Finance leases	—	—	—
Lease terms and discount rates were as follows:

	March 2023	March 2022	March 2021
Weighted average remaining lease term:
Operating leases	6.60 years	6.17 years	6.77 years
Finance leases	13.51 years	14.51 years	15.50 years

Weighted average discount rate:
Operating leases	2.61%	1.78%	1.80%
Finance leases	2.71%	2.71%	2.71%
Maturities of operating and finance lease liabilities for the next five fiscal years and thereafter as of March 2023 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2024	$362,722	$1,408	$364,130
2025	308,822	1,536	310,358
2026	231,573	1,536	233,109
2027	188,707	1,664	190,371
2028	123,066	1,536	124,602
Thereafter	360,215	12,931	373,146
Total lease payments	1,575,105	20,611	1,595,716
Less: present value adjustment	70,942	3,373	74,315
Present value of lease liabilities	$1,504,163	$17,238	$1,521,401
The Company excluded approximately $73.7 million of leases (undiscounted basis) that have not yet commenced. These leases will commence in Fiscal 2024 with lease terms of 2 to 12 years.

VF Corporation Fiscal 2023 Form 10-K F-25

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
NOTE 11 — OTHER ASSETS

(In thousands)	March 2023	March 2022
Income taxes receivable and prepaid income taxes	$1,004,289	$112,006
Computer software, net of accumulated amortization of: March 2023 - $256,414; March 2022 - $284,880	348,739	316,682
Pension assets (Note 16)	183,929	213,820
Investments held for deferred compensation plans (Note 16)	120,423	165,825
Deferred income taxes (Note 19)	95,117	100,980
Deposits	42,746	46,247
Partnership stores and shop-in-shop costs, net of accumulated amortization of: March 2023 - $90,072; March 2022 - $94,872	24,743	31,567
Derivative financial instruments (Note 24)	1,556	7,136
Other investments	27,542	14,358
Deferred line of credit issuance costs	2,689	3,117
Other	50,150	59,399
Other assets	$1,901,923	$1,071,137
NOTE 12 — SHORT-TERM BORROWINGS

(In thousands)	March 2023	March 2022
Commercial paper borrowings	$—	$330,000
International borrowing arrangements	11,491	5,462
Short-term borrowings	$11,491	$335,462

VF maintains a $2.25 billion senior unsecured revolving line of credit (the "Global Credit Facility") that expires in November 2026. VF may request an unlimited number of one year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including dividends, acquisitions and share repurchases. Borrowings under the Global Credit Facility are priced at a credit spread of 101.5 basis points over the appropriate LIBOR benchmark for each currency. VF is also required to pay a facility fee to the lenders, currently equal to 11.0 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements. In May 2023, VF entered into an amendment to the Global Credit Facility, which replaces the LIBOR benchmark interest rate with a benchmark interest rate based on the forward-looking secured overnight financing rate ("Term SOFR") or EURIBOR, plus a credit spread adjustment of 10 basis points for Term SOFR.
The Global Credit Facility contains certain restrictive covenants, which include maintenance of a consolidated net indebtedness to consolidated net capitalization ratio. In February 2023, VF entered into an amendment to the Global Credit Facility that amended the restrictive covenant calculation of consolidated net indebtedness to consolidated net capitalization ratio to permit certain addbacks, including noncash impairment charges and material impacts resulting from adverse legal rulings relating to certain pending legal proceedings, in an amount up to $850.0 million for the specified timeframes. Additionally, as amended, the consolidated net indebtedness to consolidated net capitalization ratio financial covenant, as of the last day of any fiscal quarter, cannot be greater than 0.70 to 1.00 through the last day of the fiscal quarter ending on or about September 30, 2024, then 0.65 to 1.00 through the last day of the fiscal quarter ending on or about September 30, 2025, and 0.60 to 1.00 thereafter. As of March 2023, VF was in compliance with all covenants.
VF’s commercial paper program allows for borrowings of up to $2.25 billion to the extent it has borrowing capacity under the Global Credit Facility. As of March 2023, there were no commercial paper borrowings. Outstanding commercial paper borrowings totaled $330.0 million at March 2022 and had a weighted average interest rate of 0.64%. The Global Credit Facility also had $7.7 million and $24.3 million of outstanding standby letters of credit issued on behalf of VF as of March 2023 and 2022, respectively, leaving $2.2 billion and $1.9 billion as of March 2023 and 2022, respectively, available for borrowing against this facility.
VF has $84.6 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $11.5 million and $5.5 million at March 2023 and 2022, respectively. Borrowings under these arrangements had a weighted average interest rate of 39.1% and 26.0% at March 2023 and 2022, respectively.

F-26 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
NOTE 13 — ACCRUED LIABILITIES

(In thousands)	March 2023	March 2022
Current portion of operating lease liabilities (Note 10)	$332,222	$353,948
Income taxes	314,465	424,135
Compensation	141,437	227,862
Customer discounts and allowances	220,614	216,823
Other taxes	151,621	157,009
Restructuring (Note 26)	43,121	26,392
Contract liabilities (Note 2)	62,214	71,067
Contingent consideration (Note 23)	—	56,976
Advertising	41,338	54,162
Freight, duties and postage	57,271	52,669
Interest	60,504	52,278
Derivative financial instruments (Note 24)	59,995	24,267
Insurance	15,501	16,871
Product warranty claims (Note 15)	11,308	11,742
Pension liabilities (Note 16)	20,727	16,927
Deferred compensation (Note 16)	18,936	14,698
Other	122,377	138,066
Accrued liabilities	$1,673,651	$1,915,892
NOTE 14 — LONG-TERM DEBT

(In thousands)	March 2023	March 2022
2.050% notes, due April 2022 ("2022 notes")	$—	$499,910
0.625% notes, due September 2023 ("2023 notes")	923,354	936,824
Delayed Draw Term Loan Agreement, due December 2024	999,269	—
2.400% notes, due April 2025 ("2025 notes")	746,933	745,517
4.125% notes, due March 2026 ("2026 notes")	539,121	—
2.800% notes, due April 2027 ("2027 notes")	497,029	496,410
0.250% notes, due February 2028 ("2028 notes")	538,923	546,516
4.250% notes, due March 2029 ("2029 notes")	537,809	—
2.950% notes, due April 2030 ("2030 notes")	744,246	743,528
0.625% notes, due February 2032 ("2032 notes")	534,763	542,247
6.000% notes, due October 2033 ("2033 notes")	271,869	271,505
6.450% notes, due November 2037 ("2037 notes")	284,765	284,566
Finance leases	17,238	18,289
Total long-term debt	6,635,319	5,085,312
Less current portion	924,305	501,051
Long-term debt, due beyond one year	$5,711,014	$4,584,261

VF Corporation Fiscal 2023 Form 10-K F-27

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
Term Debt Facility
In August 2022, the Company entered into a delayed draw Term Loan Agreement (the “DDTL Agreement”). Under the DDTL Agreement, the lenders agreed to provide up to three separate delayed draw term loans (each, a "Delayed Draw”) to the Company in an aggregate principal amount of up to $1.0 billion (which may be increased to $1.1 billion subject to the terms and conditions of the DDTL Agreement). The DDTL Agreement has a termination date of December 14, 2024.
Subject to the terms and conditions of the DDTL Agreement, the Company may request extensions of the termination date. Interest on the borrowings under the DDTL Agreement will generally be at Term SOFR, plus a 10 basis point credit spread adjustment, plus a margin. The margin ranges from 0.70% to 0.875% per annum based on the Company’s credit ratings. The Company is permitted at any time to prepay outstanding Delayed Draws without premium or penalty.
During the third quarter of Fiscal 2023, VF completed two draws under the DDTL Agreement totaling $1.0 billion, all of which will mature in December 2024. In connection with the draws, VF elected a base rate of one-month Term SOFR. The weighted average interest rate at March 2023 was 5.73%.
The DDTL Agreement is subject to the same restrictive covenants as the Global Credit Facility. See Note 12 for additional information.
Senior Notes
Debt Issuance
In March 2023, VF issued €500.0 million of 4.125% euro-denominated fixed-rate notes maturing in March 2026 and €500.0 million of 4.250% euro-denominated fixed-rate notes maturing in March 2029. The 2029 notes were issued as a green bond, and thus an amount equal to the net proceeds has been dedicated to projects that focus on VF's key environmental sustainability initiatives.
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
Other Information
All notes, along with any amounts outstanding under the Global Credit Facility (Note 12), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-
leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. As of March 2023, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest. The change of control provision applies to all notes, except for the 2033 notes.
VF may redeem its notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 15 basis points for the 2023, 2028, 2032 and 2033 notes, 25 basis points for the 2026 and 2037 notes, 30 basis points for the 2029 notes, 35 basis points for the 2025 notes and 40 basis points for the 2027 and 2030 notes, plus accrued interest to the redemption date. In addition, the 2023, 2029, 2030 and 2032 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity, the 2027 and 2028 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within two months prior to maturity and the 2025 and 2026 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within one month prior to maturity.
The 2025, 2027 and 2030 notes have a principal balance of $750.0 million, $500.0 million and $750.0 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2025, 2027 and 2030 notes is recorded at an effective annual interest rate of 2.603%, 2.953% and 3.071%, respectively.
The 2023, 2026, 2028, 2029 and 2032 notes have a principal balance of €850.0 million, €500.0 million, €500.0 million, €500.0 million and €500.0 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2023, 2026, 2028, 2029 and 2032 notes is recorded at an effective annual interest rate of 0.712%, 4.339% 0.388%, 4.409% and 0.789%, respectively. The Company has designated these notes as a net investment hedge of VF's investment in certain foreign operations. Refer to Note 24 for additional information.
The 2033 and 2037 notes have a principal balance of $277.0 million and $286.9 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2033 and 2037 notes is recorded at an effective annual interest rate of 6.19% and 6.57%, respectively.
Interest payments are due annually on the 2023, 2026, 2028, 2029 and 2032 notes and semiannually on all other notes.

F-28 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
The scheduled payments of long-term debt, excluding finance leases (Note 10), at the end of Fiscal 2023 for the next five fiscal years and thereafter are summarized as follows:

(In thousands)	Notes and Other
2024	$923,586
2025	1,000,000
2026	1,293,450
2027	—
2028	1,043,450
Thereafter	2,400,827
6,661,313
Less unamortized debt discount	17,869
Less unamortized debt issuance costs	25,363
Total long-term debt	6,618,081
Less current portion	923,354
Long-term debt, due beyond one year	$5,694,727
NOTE 15 — OTHER LIABILITIES

(In thousands)	March 2023	March 2022
Income taxes	$273,955	$394,472
Deferred income taxes (Note 19)	107,546	150,401
Deferred compensation (Note 16)	77,428	114,380
Pension liabilities (Note 16)	72,825	111,173
Product warranty claims	41,111	41,745
Derivative financial instruments (Note 24)	12,658	3,456
Other	65,531	72,809
Other liabilities	$651,054	$888,436

VF accrues warranty costs, as cost of goods sold, at the time revenue is recognized. Product warranty costs are estimated based on historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Activity relating to accrued product warranty claims is summarized as follows:

	Year Ended March

(In thousands)	2023	2022	2021
Balance, beginning of year	$53,487	$62,087	$60,124
Accrual for products sold during the year	11,086	8,815	13,844
Repair or replacement costs incurred and other	(12,024)	(17,025)	(12,386)
Currency translation	(130)	(390)	505
Balance, end of year	52,419	53,487	62,087
Less current portion (Note 13)	11,308	11,742	13,396
Long-term portion	$41,111	$41,745	$48,691

VF Corporation Fiscal 2023 Form 10-K F-29

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
NOTE 16 — RETIREMENT AND SAVINGS BENEFIT PLANS

VF has various retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.
Defined Benefit Pension Plans
Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time U.S. employees employed before 2005 (the “U.S. qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (the “U.S. nonqualified plan”). VF was in a net funded status at the end of Fiscal 2023. The U.S.
qualified plan is fully funded and the majority of underfunded amounts relate to obligations under the unfunded U.S. nonqualified plan. As of December 31, 2018, the U.S. qualified defined benefit pension plan and supplemental defined benefit pension plan were frozen for all future benefit accruals. The U.S. qualified and nonqualified plans comprise 86% of VF’s total defined benefit plan assets and 83% of VF’s total projected benefit obligations at March 2023, and the remainder relates to non-U.S. defined benefit plans. A March 31 measurement date is used to value plan assets and obligations for all pension plans.
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Year Ended March

(In thousands)	2023	2022	2021
Service cost — benefits earned during the period	$10,632	$14,288	$15,747
Interest cost on projected benefit obligations	44,732	37,534	47,316
Expected return on plan assets	(63,157)	(77,432)	(83,107)
Settlement charges	93,731	7,466	1,584
Curtailments	—	—	920
Amortization of deferred amounts:
Net deferred actuarial losses	16,395	11,310	11,911
Deferred prior service credits	(453)	(440)	(81)
Net periodic pension cost (income)	$101,880	$(7,274)	$(5,710)
Weighted average actuarial assumptions used to determine pension cost (income):
Discount rate in effect for determining service cost	1.42%	0.46%	1.32%
Discount rate in effect for determining interest cost	4.09%	2.16%	2.82%
Expected long-term return on plan assets	5.24%	4.53%	4.97%
Rate of compensation increase (a)	1.95%	2.01%	2.04%
(a)Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.
During the year ended March 2023, VF entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract relating to approximately $330.0 million of the U.S. qualified defined benefit pension plan obligations. The transaction closed on June 30, 2022 and was funded entirely by existing assets of the plan. Under the group annuity contract, Prudential assumed responsibility for benefit payments and annuity administration for approximately 17,700 retirees and beneficiaries. The transaction will not change the amount or timing of monthly retirement benefit payments. VF recorded a $91.8 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations during the year ended March 2023 to recognize the related deferred actuarial losses in accumulated OCI.
Additionally, VF recorded $1.9 million, $7.5 million and $1.6 million of settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the years ended March 2023, 2022 and 2021, respectively. These settlement charges related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the U.S. nonqualified plan.

F-30 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each period, and the funded status at the end of each period:

(In thousands)	March 2023	March 2022
Fair value of plan assets, beginning of period	$1,643,435	$1,755,414
Actual return on plan assets	(146,068)	(26,855)
VF contributions	22,683	34,035
Participant contributions	5,035	5,026
Settlement	(328,412)	—
Benefits paid	(79,865)	(118,389)
Currency translation	(5,098)	(5,796)
Fair value of plan assets, end of period	1,111,710	1,643,435
Projected benefit obligations, beginning of period	1,557,715	1,741,710
Service cost	10,632	14,288
Interest cost	44,732	37,534
Participant contributions	5,035	5,026
Actuarial gain	(183,536)	(117,214)
Settlement	(328,412)	—
Benefits paid	(79,865)	(118,389)
Plan amendments	(478)	—
Currency translation	(4,490)	(5,240)
Projected benefit obligations, end of period (a)	1,021,333	1,557,715
Funded status, end of period	$90,377	$85,720
(a)The change in projected benefit obligations in the years ended March 2023 and 2022 were driven by actuarial gains, primarily as a result of changes in discount rates. The change in projected benefit obligations in the year ended March 2023 was also driven by the purchase of an irrevocable group annuity contract relating to approximately $330.0 million of the U.S. qualified defined benefit pension plan obligations.
Pension benefits are reported in the Consolidated Balance Sheets as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

(In thousands)	March 2023	March 2022
Amounts included in Consolidated Balance Sheets:
Other assets (Note 11)	$183,929	$213,820
Accrued liabilities (Note 13)	(20,727)	(16,927)
Other liabilities (Note 15)	(72,825)	(111,173)
Funded status	$90,377	$85,720
Accumulated other comprehensive loss, pretax:
Net deferred actuarial losses	$241,864	$326,929
Net deferred prior service credits	(4,286)	(4,204)
Total accumulated other comprehensive loss, pretax	$237,578	$322,725
Accumulated benefit obligations	$1,005,159	$1,539,593
Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	4.89%	3.65%
Rate of compensation increase (a)	2.15%	1.95%
(a)Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.

VF Corporation Fiscal 2023 Form 10-K F-31

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
The actuarial model utilizes discount rates, which are used to estimate the present value of future cash outflows necessary to meet the projected benefit obligations for VF's defined benefit plans. The discount rates reflect the estimated interest rate that VF could use to settle its projected benefit obligations at the valuation date. The discount rate assumption is based on current market interest rates. VF selects a discount rate for each defined benefit pension plan by matching high quality corporate bond yields to the timing of the projected benefit payments to participants in each plan. VF uses the spot rate approach to measure the projected benefit obligations and service and interest costs. Under the spot rate approach, the full yield curve is applied separately to cash flows for each projected benefit obligation, service cost, and interest cost for a more precise calculation.
Accumulated benefit obligations at any measurement date are the present value of vested and unvested pension benefits earned, without considering projected future compensation increases. Projected benefit obligations are the present value of vested and unvested pension benefits earned, considering projected future compensation increases.
Deferred actuarial gains and losses are changes in the amount of either the benefit obligation or the value of plan assets resulting from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCI and amortized to pension cost (income) in future years. For the U.S. qualified plan, amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets, and (ii) 20% of projected benefit obligations, are amortized over the expected average life expectancy of all participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. For the U.S. nonqualified plan, amounts in excess of 10% of the pension benefit obligations are amortized on a straight-line basis over the expected average life expectancy of all participants.
Deferred prior service credits related to plan amendments are also recorded in accumulated OCI and amortized to pension cost (income) on a straight-line basis over the average remaining years of service for active employees.
The following provides information for VF's defined benefit plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

(In thousands)	March 2023	March 2022
Projected benefit obligations	$186,532	$213,002
Accumulated benefit obligations	170,357	194,879
Fair value of plan assets	92,980	84,902
The net amount of projected benefit obligations and plan assets for underfunded defined benefit plans was $93.6 million and $128.1 million as of March 2023 and 2022, respectively, and was reported in accrued liabilities and other liabilities in the Consolidated Balance Sheets.

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
Plan assets are primarily composed of common collective trust funds that invest in liquid securities diversified across equity, fixed-income and other asset classes. Fund assets are allocated among independent investment managers who have full discretion to manage their portion of the fund’s assets, subject to strategy and risk guidelines established with each manager. The overall strategy, the resulting allocations of plan assets and the performance of funds and individual investment managers are continually monitored. Derivative financial instruments may be used by investment managers for hedging purposes. There are no direct investments in VF debt or equity securities and no significant concentrations of security risk.
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

F-32 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
The fair value of investments held by VF’s defined benefit plans at March 2023 and March 2022, by asset class, is summarized below. Refer to Note 23 for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2023
Plan assets
Cash equivalents	$983	$983	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	3	—	3	—
Insurance contracts	97,429	—	97,429	—
Futures contracts	6,649	6,649	—	—
Total plan assets in the fair value hierarchy	105,064	$7,632	$97,432	$—
Plan assets measured at net asset value
Cash equivalents	118,114
Equity securities:
Domestic	34,957
International	51,577
Fixed income securities:
Corporate and international bonds	734,455
Alternative investments	67,543
Total plan assets measured at net asset value	1,006,646
Total plan assets	$1,111,710

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2022
Plan assets
Cash equivalents	$5,761	$5,761	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	4	—	4	—
Insurance contracts	88,574	—	88,574	—
Futures contracts	(2,812)	(2,812)	—	—
Total plan assets in the fair value hierarchy	91,527	$2,949	$88,578	$—
Plan assets measured at net asset value
Cash equivalents	73,849
Equity securities:
Domestic	94,844
International	77,468
Fixed income securities:
Corporate and international bonds	1,177,421
Alternative investments	128,326
Total plan assets measured at net asset value	1,551,908
Total plan assets	$1,643,435

VF Corporation Fiscal 2023 Form 10-K F-33

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
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
VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF does not currently plan to make any contributions to the U.S. qualified plan during Fiscal 2024, and intends to make approximately $30.3 million of contributions to its other defined benefit plans during Fiscal 2024. The estimated future benefit payments for all of VF’s defined benefit plans, are approximately $78.0 million in Fiscal 2024, $66.5 million in Fiscal 2025, $66.4 million in Fiscal 2026, $69.2 million in Fiscal 2027, $69.0 million in Fiscal 2028 and $359.6 million for Fiscal 2029 through 2033.
Other Retirement and Savings Plans
VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $0.8 million, $1.3 million and $1.4 million in the years ended March 2023, 2022 and 2021, respectively. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At March 2023, VF’s liability to participants under all deferred compensation plans was $96.3 million, of which $18.9 million was recorded in accrued liabilities (Note 13) and $77.4 million was recorded in other liabilities (Note 15).
VF has purchased (i) publicly traded mutual funds in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities, and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At March 2023, the value of investments held for all deferred compensation plans was $138.9 million, of which $18.5 million was recorded in other current assets and $120.4 million was recorded in other assets (Note 11). Realized and unrealized gains and losses on these deferred compensation assets are recorded in compensation expense in the Consolidated Statements of Operations and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.
VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $42.6 million, $42.0 million and $34.5 million in the years ended March 2023, 2022 and 2021, respectively.
NOTE 17 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Common Stock

During the years ended March 2023 and 2021, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. During the year ended March 2022, the Company purchased 4.8 million shares of Common Stock in open market transactions for $350.0 million under its share repurchase program authorized by VF's Board of Directors. These purchases were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the year ended March 2022, VF restored 4.8 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of March 2023, 2022 or 2021. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

F-34 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
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

(In thousands)	March 2023	March 2022
Foreign currency translation and other	$(859,651)	$(751,632)
Defined benefit pension plans	(167,692)	(230,290)
Derivative financial instruments	7,825	55,343
Accumulated other comprehensive income (loss)	$(1,019,518)	$(926,579)
The changes in accumulated OCI, net of related taxes, were as follows:

(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2020	$(737,709)	$(262,472)	$69,223	$(930,958)
Other comprehensive income (loss) before reclassifications	(4,828)	(6,197)	(100,448)	(111,473)
Amounts reclassified from accumulated other comprehensive income (loss)	42,364	10,922	(19,855)	33,431
Net other comprehensive income (loss)	37,536	4,725	(120,303)	(78,042)
Balance, March 2021	(700,173)	(257,747)	(51,080)	(1,009,000)
Other comprehensive income (loss) before reclassifications	(51,459)	13,547	59,753	21,841
Amounts reclassified from accumulated other comprehensive income (loss)	—	13,910	46,670	60,580
Net other comprehensive income (loss)	(51,459)	27,457	106,423	82,421
Balance, March 2022	(751,632)	(230,290)	55,343	(926,579)
Other comprehensive income (loss) before reclassifications	(108,019)	(18,596)	44,979	(81,636)
Amounts reclassified from accumulated other comprehensive income (loss)	—	81,194	(92,497)	(11,303)
Net other comprehensive income (loss)	(108,019)	62,598	(47,518)	(92,939)
Balance, March 2023	$(859,651)	$(167,692)	$7,825	$(1,019,518)

VF Corporation Fiscal 2023 Form 10-K F-35

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
Reclassifications out of accumulated OCI were as follows:

(In thousands)	Affected Line Item in the Consolidated Statements of Operations	Year Ended March
Details About Accumulated Other Comprehensive Income (Loss) Components

		2023	2022	2021
Losses on foreign currency translation and other:
Liquidation of foreign entities	Other income (expense), net	$—	$—	$(42,364)
Total before tax		—	—	(42,364)
Tax (expense) benefit		—	—	—
Net of tax		—	—	(42,364)
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(16,395)	(11,310)	(11,911)
Deferred prior service credits	Other income (expense), net	453	440	81
Pension settlement charges	Other income (expense), net	(93,731)	(7,466)	(1,584)
Pension curtailment losses	Other income (expense), net	—	—	(920)
Total before tax		(109,673)	(18,336)	(14,334)
Tax benefit		28,479	4,426	3,412
Net of tax		(81,194)	(13,910)	(10,922)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(6,843)	(27,382)	2,596
Foreign exchange contracts	Cost of goods sold	120,438	(26,346)	19,485
Foreign exchange contracts	Selling, general and administrative expenses	6,695	(487)	2,797
Foreign exchange contracts	Other income (expense), net	(10,365)	(219)	(137)
Interest rate contracts	Interest expense	235	108	107
Total before tax		110,160	(54,326)	24,848
Tax (expense) benefit		(17,663)	7,656	(4,993)
Net of tax		92,497	(46,670)	19,855
Total reclassifications for the period, net of tax		$11,303	$(60,580)	$(33,431)
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
Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Operations are as follows:

	Year Ended March

(In thousands)	2023	2022	2021
Stock-based compensation cost	$60,354	$91,358	$70,823
Income tax benefits	13,714	21,917	17,373

At the end of March 2023, there was $67.3 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1.5 years.

F-36 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
At the end of March 2023, there were 19,070,828 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock.

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
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

	Year Ended March

	2023	2022	2021
Expected volatility	30% to 46%	28% to 41%	28% to 48%
Weighted average expected volatility	39%	36%	37%
Expected term (in years)	6.0 to 7.8	6.1 to 7.9	6.2 to 8.0
Weighted average dividend yield	2.9%	2.6%	2.4%
Risk-free interest rate	1.53% to 4.89%	0.04% to 1.81%	0.07% to 1.11%
Weighted average fair value at date of grant	$13.46	$20.17	$15.81

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
Stock option activity for the year ended March 2023 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, March 2022	8,047,657	$66.04
Granted	2,478,515	45.10
Exercised	(53,567)	42.57
Forfeited/cancelled	(1,421,277)	53.48
Outstanding, March 2023	9,051,328	$62.42	6.2	$—
Exercisable, March 2023	5,973,499	$66.08	5.0	$—

The total fair value of stock options that vested during the years ended March 2023, 2022 and 2021 was $23.2 million, $16.6 million and $15.5 million, respectively. The total intrinsic value of stock options exercised during the years ended March 2023, 2022 and 2021, was $0.4 million, $22.9 million and $44.9 million, respectively.
VF Corporation Fiscal 2023 Form 10-K F-37

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023

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
For performance-based RSUs granted in Fiscal 2023, the financial targets include 50% weighting based on VF's revenue growth and 50% weighting based on VF's gross margin performance over the three-year period compared to financial targets. Additionally, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's total shareholder return ("TSR") over the three-year period compares to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $3.46 per share.
For performance-based RSUs granted in Fiscal 2022 and 2021, the financial targets include 50% weighting based on VF's revenue growth over the three-year period compared to a group of industry peers and 50% weighting based on VF's TSR over the three-year period compared to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR portion of the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $101.56 and $81.60 per share for the performance-based RSU grants in the years ended March 2022 and 2021, respectively. Additionally, the actual number of performance-based RSUs earned may be adjusted upward or downward by 25% of the target award, based on VF's gross margin performance over the three-year period.
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
RSU activity for the year ended March 2023 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding (a)	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, March 2022	912,963	$80.75	901,956	$71.42
Granted	364,192	45.23	1,103,228	38.31
Issued as Common Stock	(248,203)	84.27	(207,011)	64.42
Forfeited/cancelled	(165,024)	53.78	(220,133)	59.46
Outstanding, March 2023	863,928	$69.92	1,578,040	$50.85
Vested, March 2023	551,338	$72.68	112,197	$67.09
(a)Reflects activity at target level of awards and has not been adjusted for performance and market conditions.

The weighted average fair value of performance-based RSUs granted during the year ended March 2023 was $45.23 per share, based on the fair market value of the underlying VF Common Stock on each grant date. The weighted average fair value of performance-based RSUs granted during the years ended March 2022 and March 2021 was $89.65 and $70.88 per share, respectively, based on the weighting of the TSR and the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2023 was $19.8 million. Awards earned and vested for the three-year performance period ended in March 2022 and distributed in early Fiscal 2023 totaled 92,848 shares of VF
Common Stock having a value of $4.4 million. Similarly, 135,562 shares of VF Common Stock having a value of $11.6 million were earned for the performance period ended in March 2021 and distributed in early Fiscal 2022.
The weighted average fair value of nonperformance-based RSUs granted during the years ended March 2023, 2022 and 2021 was $38.31, $75.29 and $63.99 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2023 was $36.2 million.

F-38 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023

Restricted Stock

VF grants restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the fair market value of VF Common Stock at the grant date, is recognized ratably over the vesting period. Restricted shares vest over periods of up to four years from the date of grant. Dividends accumulate in the form of additional restricted shares and are subject to the same risk of forfeiture as the restricted stock. Restricted stock activity during Fiscal 2023 included vesting of a portion of the shares of VF Common Stock deposited in escrow in connection with the Supreme acquisition, which for accounting purposes, are considered stock-based compensation.
Restricted stock activity for the year ended March 2023 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, March 2022	854,410	$79.43
Granted	125,981	35.72
Dividend equivalents	15,587	30.52
Vested	(377,702)	82.99
Forfeited	(20,141)	65.30
Nonvested shares, March 2023	598,135	$67.17

Nonvested shares of restricted stock had a market value of $13.7 million at the end of March 2023. The market value of the shares that vested during the years ended March 2023, 2022 and 2021 was $11.1 million, $5.0 million and $27.9 million, respectively.
NOTE 19 — INCOME TAXES
The provision for income taxes was computed based on the following amounts of income from continuing operations before income taxes:

	Year Ended March

(In thousands)	2023	2022	2021
Domestic	$(885,562)	$518,386	$(152,073)
Foreign	928,849	1,004,864	608,545
Income before income taxes	$43,287	$1,523,250	$456,472
The provision for income taxes consisted of:

	Year Ended March

(In thousands)	2023	2022	2021
Current:
Federal	$(114,772)	$231,469	$6,373
Foreign	106,192	196,540	109,543
State	(13,163)	36,461	25,462
	(21,743)	464,470	141,378
Deferred:
Federal and state	(46,677)	(177,381)	(24,133)
Foreign	(6,877)	19,892	(15,679)
	(53,554)	(157,489)	(39,812)
Income tax expense (benefit)	$(75,297)	$306,981	$101,566

VF Corporation Fiscal 2023 Form 10-K F-39

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("U.S. Tax Act"), which included a transition tax under Section 965. The income tax payable attributable to the transition tax is due over an 8-year period that began in 2018. At the end of Fiscal 2023, a noncurrent income tax payable of approximately $113.0 million attributable to the transition tax is reflected in the other liabilities line item of the Consolidated Balance Sheet.
The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense (benefit) reported in the consolidated financial statements are as follows:

	Year Ended March

(In thousands)	2023	2022	2021
Tax at federal statutory rate	$9,090	$319,882	$95,859
State income taxes, net of federal tax benefit	(17,301)	16,641	13,771
Foreign rate differences	(38,609)	(62,928)	(5,605)
Tax reform	(94,877)	67,358	—
Goodwill impairment	74,624	—	2,631
Stock compensation (federal)	2,304	(1,977)	(4,783)
Non-taxable contingent consideration adjustments	—	(28,090)	—
Interest on tax receivable	(11,972)	—	—
Other	1,444	(3,905)	(307)
Income tax expense (benefit)	$(75,297)	$306,981	$101,566

Income tax expense (benefit) in the year ended March 2023 includes a $94.9 million favorable adjustment to VF’s transition tax liability under the U.S. Tax Act pursuant to the Internal Revenue Service ("IRS") examinations for tax year 2017 and short-tax year 2018. Income tax expense (benefit) also includes tax benefits of $10.6 million, $2.2 million and $3.6 million in the years ended March 2023, 2022 and 2021, respectively, from other favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.
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
In addition, VF has been granted a lower effective income tax rate on taxable earnings in one foreign jurisdiction that expired at the end of June 2020 and another foreign jurisdiction that will expire in March 2026. These lower rates, when compared with the country statutory rates, resulted in income tax reductions of $57.8 million ($0.15 per diluted share) in the year ended March 2023, $0.4 million ($0.00 per diluted share) in the year ended March 2022 and $3.8 million ($0.01 per diluted share) in the year ended March 2021.

F-40 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
Deferred income tax assets and liabilities consisted of the following:

(In thousands)	March 2023	March 2022
Deferred income tax assets:
Inventories	$74,395	$38,661
Deferred compensation	24,557	32,349
Other employee benefits	—	16,870
Stock compensation	27,589	27,610
Operating lease liabilities	361,676	327,668
Other accrued expenses	109,050	105,978
Interest expense limitation carryforward	3,932	1,711
Capital loss carryforwards	166,587	166,622
Operating loss and credit carryforwards	331,167	539,157
Gross deferred income tax assets	1,098,953	1,256,626
Valuation allowances	(424,932)	(616,533)
Net deferred income tax assets	674,021	640,093
Deferred income tax liabilities:
Depreciation	26,303	10,768
Intangible assets	277,473	361,182
Operating lease right-of-use assets	330,235	295,227
Other employee benefits	3,707	—
Other deferred tax liabilities	48,732	22,337
Deferred income tax liabilities	686,450	689,514
Net deferred income tax assets (liabilities)	$(12,429)	$(49,421)
Amounts included in the Consolidated Balance Sheets:
Other assets (Note 11)	$95,117	$100,980
Other liabilities (Note 15)	(107,546)	(150,401)
	$(12,429)	$(49,421)

At the end of Fiscal 2023, the Company is not asserting indefinite reinvestment with regards to short-term liquid assets of its foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested. As of the end of Fiscal 2023, there was approximately $346.0 million of undistributed earnings of international subsidiaries which could result in additional U.S. income or other taxes. The Company has not determined the deferred tax liability associated with these undistributed earnings and basis differences, as such determination is not practicable.
VF has potential tax benefits totaling $295.4 million for foreign operating loss carryforwards, of which $106.0 million have an unlimited carryforward life. In addition, there are $166.6 million of potential tax benefits for capital loss carryforwards that begin to expire in 2026 and $20.5 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2024 and 2040.
A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $262.5 million for available foreign operating loss carryforwards, $151.5 million for available capital loss carryforwards, $10.0 million for available state operating loss and credit carryforwards, and $0.9 million for other foreign deferred income tax assets. During Fiscal 2023, VF had a net decrease in valuation allowances of $0.6 million related to capital loss carryforwards, a net increase of $5.6 million related to state operating loss and credit carryforwards and a decrease of $196.6 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects.

VF Corporation Fiscal 2023 Form 10-K F-41

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, March 2020	$184,723	$30,612	$215,335
Additions for current year tax positions	6,609	—	6,609
Additions for prior year tax positions	20,950	8,064	29,014
Reductions for prior year tax positions	(2,073)	(1,399)	(3,472)
Reductions due to statute expirations	(761)	(216)	(977)
Payments in settlement	(3,464)	(650)	(4,114)
Additions due to acquisitions	17,066	1,673	18,739
Currency translation	(40)	57	17
Balance, March 2021	223,010	38,141	261,151
Additions for current year tax positions	28,098	—	28,098
Additions for prior year tax positions (a)	112,850	32,642	145,492
Reductions for prior year tax positions	(895)	(532)	(1,427)
Reductions due to statute expirations	(5,803)	(840)	(6,643)
Payments in settlement	(21,278)	(730)	(22,008)
Decrease due to divestiture	(506)	(340)	(846)
Currency translation	186	(43)	143
Balance, March 2022	335,662	68,298	403,960
Additions for current year tax positions	22,319	—	22,319
Additions for prior year tax positions	13,324	20,577	33,901
Reductions for prior year tax positions	(3,747)	(951)	(4,698)
Reductions due to statute expirations	(15,369)	(1,699)	(17,068)
Payments in settlement	(3,847)	(1,608)	(5,455)
Currency translation	(172)	(10)	(182)
Balance, March 2023	$348,170	$84,607	$432,777
(a)The year ended March 2022 included an increase resulting from updated estimates related to intellectual property transfers completed in a prior period.

(In thousands)	March 2023	March 2022
Amounts included in the Consolidated Balance Sheets:
Unrecognized income tax benefits, including interest and penalties	$432,777	$403,960
Less deferred tax benefits	135,175	126,179
Total unrecognized tax benefits	$297,602	$277,781

The unrecognized tax benefits of $297.6 million at the end of Fiscal 2023, if recognized, would reduce the annual effective tax rate.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2015 have been effectively settled.
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The
Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded

F-42 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
as an income tax receivable and will accrue interest income. These amounts are included in the other assets line item in VF's Consolidated Balance Sheet at March 2023, based on our assessment of the position under the more-likely-than-not standard of the accounting literature. Refer to Note 21 for additional details on this matter.
In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $281.4 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, primarily comprised of tax payments related to intellectual property transfers completed in a prior period. The overall decrease of unrecognized tax benefits would reduce income tax expense by $23.7 million.
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
Altra®
Icebreaker®
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

VF Corporation Fiscal 2023 Form 10-K F-43

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
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
Financial information for VF’s reportable segments is as follows:

	Year Ended March

(In thousands)	2023	2022	2021
Segment revenues:
Outdoor	$5,647,526	$5,327,568	$4,127,601
Active	4,904,622	5,380,338	4,160,856
Work	1,060,179	1,133,149	945,680
Other	148	785	4,693
Total segment revenues	$11,612,475	$11,841,840	$9,238,830
Segment profit (loss):
Outdoor	$785,431	$795,523	$342,212
Active	654,691	979,746	648,467
Work	121,157	193,492	27,141
Other	(536)	(586)	(5,410)
Total segment profit	1,560,743	1,968,175	1,012,410
Impairment of goodwill and indefinite-lived intangible assets (a)	(735,009)	—	(12,400)
Corporate and other expenses	(617,815)	(309,817)	(417,038)
Interest expense, net	(164,632)	(131,463)	(126,500)
Loss on debt extinguishment	—	(3,645)	—
Income from continuing operations before income taxes	$43,287	$1,523,250	$456,472

(a)Excluded $8.0 million of impairment charges related to definite-lived intangible assets in the year ended March 2021, which were primarily recorded in the Work segment.

(In thousands)	March 2023	March 2022
Segment assets:
Outdoor	$1,936,090	$1,307,244
Active	1,341,142	1,110,691
Work	610,798	436,765
Other	15,055	31,815
Total segment assets	3,903,085	2,886,515
Cash and equivalents	814,887	1,275,943
Property, plant and equipment, net	942,440	1,041,777
Intangible assets and goodwill	4,621,234	5,394,158
Operating lease right-of-use assets	1,372,182	1,247,056
Other assets	2,336,660	1,496,759
Consolidated assets	$13,990,488	$13,342,208

F-44 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023

	Year Ended March

(In thousands)	2023	2022	2021
Depreciation and amortization expense:
Outdoor	$94,448	$95,860	$94,841
Active	81,106	87,235	80,245
Work	12,524	14,439	20,785
Other	74,246	69,401	73,210
	$262,324	$266,935	$269,081
Supplemental information (with revenues by geographic area primarily based on the origin of the shipment) is as follows:

	Year Ended March

(In thousands)	2023	2022	2021
Total revenues:
U.S.	$6,043,359	$6,178,300	$4,635,704
Foreign	5,569,116	5,663,540	4,603,126
	$11,612,475	$11,841,840	$9,238,830
Property, plant and equipment:
U.S.	$707,035	$716,952
Foreign	235,405	324,825
	$942,440	$1,041,777
No single customer accounted for 10% or more of the Company’s total revenues in the years ended March 2023, 2022 and 2021.
NOTE 21 — COMMITMENTS AND CONTINGENCIES

Commitments
VF is obligated under noncancelable operating leases. Refer to Note 10 for additional information related to future lease payments.
In the ordinary course of business, VF has entered into purchase commitments for finished products and raw materials. Total payments required under these agreements, which primarily relate to finished products, are $2.2 billion, $68.1 million and $0.1 million for Fiscal 2024 through 2026, respectively, and no commitments thereafter.
VF has entered into commitments for (i) capital spending, (ii) service and maintenance agreements related to its management information systems, and (iii) other obligations. Future payments under these agreements are $160.4 million, $68.2 million, $54.3 million, $32.7 million and $3.5 million for Fiscal 2024 through 2028, respectively, and no commitments thereafter.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $110.9 million as of March 2023. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.
Contingencies
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and will accrue interest income. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this income tax receivable will not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730.0 million, plus the reversal of any interest income accrued on the payment, which was approximately $12.0 million at March 2023.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business, the resolution of which is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

VF Corporation Fiscal 2023 Form 10-K F-45

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
NOTE 22 — EARNINGS PER SHARE

	Year Ended March

(In thousands, except per share amounts)	2023	2022	2021
Earnings per share — basic:
Income from continuing operations	$118,584	$1,216,269	$354,906
Weighted average common shares outstanding	387,763	390,291	389,655
Earnings per share from continuing operations	$0.31	$3.12	$0.91
Earnings per share — diluted:
Income from continuing operations	$118,584	$1,216,269	$354,906
Weighted average common shares outstanding	387,763	390,291	389,655
Incremental shares from stock options and other dilutive securities	607	2,120	2,466
Adjusted weighted average common shares outstanding	388,370	392,411	392,121
Earnings per share from continuing operations	$0.31	$3.10	$0.91

Outstanding options to purchase approximately 9.3 million, 3.2 million and 3.4 million shares of Common Stock were excluded from the calculations of diluted earnings per share in the years ended March 2023, 2022 and 2021, respectively, because the effect of their inclusion would have been antidilutive to those years. In addition, 0.6 million, 0.5 million and 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share in the years ended March 2023, 2022 and 2021, respectively, because these units were not considered to be contingent outstanding shares in those years.
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

F-46 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2023
Financial assets:
Cash equivalents:
Money market funds	$418,304	$418,304	$—	$—
Time deposits	21,233	21,233	—	—
Derivative financial instruments	49,688	—	49,688	—
Deferred compensation	99,200	99,200	—	—
Financial liabilities:
Derivative financial instruments	72,653	—	72,653	—
Deferred compensation	96,364	—	96,364	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2022
Financial assets:
Cash equivalents:
Money market funds	$324,868	$324,868	$—	$—
Time deposits	1,100	1,100	—	—
Derivative financial instruments	79,046	—	79,046	—
Deferred compensation	125,323	125,323	—	—
Financial liabilities:
Derivative financial instruments	27,723	—	27,723	—
Deferred compensation	129,078	—	129,078	—
Contingent consideration	56,976	—	—	56,976
(a)There were no transfers among the levels within the fair value hierarchy during the years ended March 2023 or 2022.
The following table presents the activity related to the contingent consideration liability designated as Level 3:

	Year Ended March

(In thousands)	2023	2022
Beginning Balance	$56,976	$207,000
Change in fair value	—	(150,024)
Cash payout	(56,976)	—
Ending Balance	$—	$56,976

VF’s cash equivalents include money market funds and time deposits with maturities within three months of their purchase dates, that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts and interest rate swap contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and interest rate forward curves, and considers the credit risk of the Company and its counterparties. VF’s deferred compensation assets primarily represent investments held within plan trusts as an economic hedge of the related deferred compensation liabilities (Note 16). These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
The contingent consideration liability represented the amount of additional cash consideration paid to the selling shareholders of Supreme, which was dependent upon the achievement of certain financial targets over the one year earn-out period ended January 31, 2022. The estimated fair value of the contingent consideration liability, which could range from zero to $300.0 million and initially estimated as $207.0 million, was $57.0 million as of March 2022 and was paid during Fiscal 2023. During Fiscal 2022, the contingent consideration liability was remeasured at fair value based on probability-weighted present value of various future cash payment outcomes resulting from

VF Corporation Fiscal 2023 Form 10-K F-47

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
the estimated achievement levels of the financial targets, with changes recognized in the selling, general and administrative expenses line item in the Consolidated Statements of Operations. Refer to Note 3 for additional information on the acquisition of Supreme.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2023 and 2022, their carrying values approximated their fair values. Additionally, at March 2023 and 2022, the carrying values of VF’s long-term debt, including the current portion, were $6,635.3 million and $5,085.3 million, respectively, compared with fair values of $6,244.4 million and $5,042.5 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, goodwill and intangible assets, and operating lease right-of-use assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event an impairment is required, the asset is adjusted to its estimated fair value, using market-based assumptions.
The Company recorded $3.0 million, $6.4 million and $14.8 million of impairments in the years ended March 2023, 2022 and 2021, respectively, related to retail store assets, associated lease right-of-use assets and other fixed assets. These impairments were recorded in the selling, general and administrative expenses line item in the Consolidated Statements of Operations.
Goodwill and Intangible Asset Impairment Testing
During the second quarter of Fiscal 2023, due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, management performed a quantitative impairment analysis of both the Supreme reporting unit goodwill and the indefinite-lived trademark intangible asset. As a result of the interim impairment testing performed, VF recorded impairment charges of $229.0 million and $192.9 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively, in the Consolidated Statement of Operations for the year ended March 2023.
In addition, management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of Fiscal 2023. Management performed a quantitative impairment analysis of the Supreme, Timberland and Icebreaker reporting unit goodwill and indefinite-lived trademark intangible assets. A qualitative analysis was performed for all other reporting units and indefinite-lived trademark intangible assets. As a result of the annual impairment testing, VF recorded additional impairment charges of $165.1 million and $148.0 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively, in the Consolidated Statement of Operations for the year ended March 2023. The remaining carrying values of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, after the impairment charges, were $825.9 million and $852.0 million, respectively. No other impairment charges were recorded as a result of the annual impairment testing.
No impairment charges of goodwill or indefinite-lived trademark intangible assets were recorded in the year ended March 2022. VF recorded intangible asset impairment charges of $20.4 million in the year ended March 2021 primarily due to the write-off of certain trademark and customer relationship balances, which resulted from strategic actions taken by the Company.
Our impairment testing of goodwill and indefinite-lived trademark intangible assets utilizes significant unobservable inputs (Level 3) to determine fair value.
The fair value of reporting units for goodwill impairment testing is determined using a combination of two valuation methods: an income approach and a market approach. The income approach is based on projected future (debt-free) cash flows that are discounted to present value. The appropriate discount rate is based on the reporting unit’s weighted average cost of capital (“WACC”) that takes market participant assumptions into consideration. For the market approach, management uses both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue/EBITDA data from target companies deemed similar to the reporting unit. Management typically assigns more weight to the income-based valuation method.
Management uses the income-based relief-from-royalty method to value indefinite-lived trademark intangible assets. Under this method, revenues expected to be generated by the trademark are multiplied by a selected royalty rate. The royalty rate is selected based on consideration of (i) royalty rates included in active license agreements, if applicable, (ii) royalty rates received by market participants in the apparel industry, and (iii) the current performance of the reporting unit. The estimated after-tax royalty revenue stream is then discounted to present value using the reporting unit’s WACC adjusted, as appropriate, to factor in the risk of the intangible asset.
Management’s revenue and profitability forecasts used in the reporting unit and intangible asset valuations were developed in conjunction with management’s forecast and plan review, which includes management's overall assessment of events and circumstances, including macroeconomic conditions and industry and market considerations, and the resulting outlook for the businesses, considering recent performance and trends and strategic initiatives. Assumptions used in the valuations are similar to those that would be used by market participants performing independent valuations of these businesses.

F-48 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
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
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.4 billion and $2.9 billion at March 2023 and 2022, respectively, consisting primarily of contracts hedging exposures to the euro, British pound,
Canadian dollar, Swiss franc, Mexican peso, Chinese renminbi, South Korean won, Swedish krona, Polish zloty and Japanese yen. These derivative contracts have maturities up to 20 months.
During the year ended March 2023, VF entered into interest rate swap contracts to hedge the cash flow risk of interest payments on its variable-rate DDTL Agreement. The notional amount of VF's outstanding interest rate swap contracts was $500.0 million at March 2023. Refer to Note 14 for additional information on the debt agreement.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2023	March 2022	March 2023	March 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$46,752	$79,046	$(71,052)	$(27,678)
Interest rate contracts	—	—	(1,140)	—
Total derivatives designated as hedging instruments	46,752	79,046	(72,192)	(27,678)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	2,936	—	(461)	(45)
Total derivatives	$49,688	$79,046	$(72,653)	$(27,723)
VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. If VF were to offset and record the asset and liability balances on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of March 2023 and 2022 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	March 2023		March 2022
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$49,688	$(72,653)	$79,046	$(27,723)
Gross amounts not offset in the Consolidated Balance Sheets	(26,470)	26,470	(18,721)	18,721
Net amounts	$23,218	$(46,183)	$60,325	$(9,002)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		March 2023	March 2022
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$48,132	$71,910
Foreign exchange contracts	Accrued liabilities (Note 13)	(59,995)	(24,267)
Foreign exchange contracts	Other assets (Note 11)	1,556	7,136
Foreign exchange contracts	Other liabilities (Note 15)	(11,518)	(3,456)
Interest rate contracts	Other liabilities (Note 15)	(1,140)	—

VF Corporation Fiscal 2023 Form 10-K F-49

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
Cash Flow Hedges
VF primarily uses foreign currency exchange forward contracts to hedge a portion of the exchange risk for its forecasted sales, inventory purchases, operating costs and certain intercompany transactions, including sourcing and management fees and royalties. The company also uses interest rate swap contracts to hedge against a portion of the exposure related to its variable-rate debt. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are summarized as follows:

(In thousands) Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCI
	Year Ended March

	2023	2022	2021
Foreign exchange contracts	$54,546	$71,494	$(122,244)
Interest rate contracts	(1,013)	—	—
Total	$53,533	$71,494	$(122,244)

		Gain (Loss) Reclassified from Accumulated OCI into Income
(In thousands)		Year Ended March

Cash Flow Hedging Relationships	Location of Gain (Loss)	2023	2022	2021
Foreign exchange contracts	Net revenues	$(6,843)	$(27,382)	$2,596
Foreign exchange contracts	Cost of goods sold	120,438	(26,346)	19,485
Foreign exchange contracts	Selling, general and administrative expenses	6,695	(487)	2,797
Foreign exchange contracts	Other income (expense), net	(10,365)	(219)	(137)
Interest rate contracts	Interest expense	235	108	107
Total		$110,160	$(54,326)	$24,848

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
The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the years ended March 2023, 2022 and 2021.
Other Derivative Information
At March 2023, accumulated OCI included $27.8 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed rate notes, which represent €2.850 billion in aggregate principal, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCI as an offset to the foreign currency translation adjustments on the hedged investments. During the years ended March 2023, 2022 and 2021, the Company recognized an after-tax gain of $5.2 million, an after-tax gain of $99.5 million and an after-tax loss of $91.5 million, respectively, in OCI related to the net investment hedge transaction. Any amounts deferred in accumulated OCI will remain until the hedged investment is sold or substantially liquidated.

F-50 VF Corporation Fiscal 2023 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
NOTE 25 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended March

(In thousands)	2023	2022	2021
Income taxes paid, net of refunds (a)(b)	$1,113,940	$263,733	$188,271
Interest paid, net of amounts capitalized	160,272	123,476	89,807
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	44,151	45,235	39,774
Computer software costs included in accounts payable or accrued liabilities	28,519	33,997	25,848
(a)The year ended March 2023, includes the payment related to the ongoing IRS dispute associated with VF's acquisition of The Timberland Company in September 2011. Refer to Notes 19 and 21 for additional information.
(b)Includes both continuing and discontinued operations.
NOTE 26 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits.
Of the $75.7 million of restructuring charges recognized in the year ended March 2023, $70.9 million were reflected in selling, general and administrative expenses and $4.8 million in cost of goods sold. Of the $20.0 million of restructuring charges recognized in the year ended March 2022, $18.3 million were reflected in selling, general and administrative expenses and $1.7 million in cost of goods sold. Of the $119.0 million of restructuring charges recognized in the year ended March 2021,
$75.1 million were reflected in selling, general and administrative expenses and $43.9 million in cost of goods sold. The Company has not recognized any significant incremental costs related to the accruals for the year ended March 2022 or prior periods.
Of the total restructuring accrual at March 2023, $43.1 million is expected to be paid out within the next 12 months and is classified within accrued liabilities (Note 13). The remaining $2.2 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Year Ended March

(In thousands)	2023	2022	2021
Severance and employee-related benefits	$57,433	$12,283	$64,972
Asset impairments	—	—	23,087
Accelerated depreciation	8,016	7,016	11,266
Inventory write-downs	—	—	10,658
Contract termination and other	10,289	703	9,023
Total restructuring charges	$75,738	$20,002	$119,006
Restructuring costs by business segment are as follows:

	Year Ended March

(In thousands)	2023	2022	2021
Outdoor	$1,088	$4,523	$14,081
Active	1,478	1,008	20,958
Work	9	2,315	31,907
Corporate and other	73,163	12,156	52,060
Total	$75,738	$20,002	$119,006

VF Corporation Fiscal 2023 Form 10-K F-51

VF CORPORATION
Notes to Consolidated Financial Statements
March 2023
The activity in the restructuring accrual was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2021	$59,810	$6,944	$66,754
Charges	12,283	703	12,986
Cash payments and settlements	(43,886)	(5,694)	(49,580)
Adjustments to accruals	(2,320)	(647)	(2,967)
Impact of foreign currency	(247)	(95)	(342)
Accrual at March 2022	25,640	1,211	26,851
Charges	57,433	5,190	62,623
Cash payments and settlements	(41,338)	(345)	(41,683)
Adjustments to accruals	(3,236)	40	(3,196)
Impact of foreign currency	222	449	671
Accrual at March 2023	$38,721	$6,545	$45,266
NOTE 27 — SUBSEQUENT EVENT
On May 16, 2023, VF’s Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on June 20, 2023 to shareholders of record on June 12, 2023.

F-52 VF Corporation Fiscal 2023 Form 10-K

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
(In thousands)
Year Ended March 2023
Allowance for doubtful accounts	$27,959	$3,532	$—		$3,416	(a)	$28,075
Valuation allowance for deferred income tax assets	616,533	—	—		191,601	(b)	424,932
Year Ended March 2022
Allowance for doubtful accounts	33,654	(716)	—		4,979	(a)	27,959
Valuation allowance for deferred income tax assets	500,601	—	115,932	(c)	—		616,533
Year Ended March 2021
Allowance for doubtful accounts	37,099	20,673	—		24,118	(a)	33,654
Valuation allowance for deferred income tax assets	172,912	—	327,689	(c)	—		500,601
(a)Deductions include accounts written off, net of recoveries, the effects of foreign currency translation and reclassifications.
(b)Deductions primarily related to changes in circumstances which decrease the amount of deferred income tax assets that will, more likely than not, be realized and the effect of foreign currency translation.
(c)Additions primarily related to circumstances where it is more likely than not that deferred income tax assets will not be realized and the effects of foreign currency translation.
VF Corporation Fiscal 2023 Form 10-K F-53