Form 10-Q
period 2023-07-01
V F CORP
filed 2023-08-03
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 29, 2023, there were 388,868,414 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2023	March 2023	June 2022
ASSETS
Current assets
Cash and equivalents	$806,529	$814,887	$528,029
Accounts receivable, less allowance for doubtful accounts of: June 2023 - $33,076; March 2023 - $28,075; June 2022 - $29,780	1,214,223	1,610,295	1,249,713
Inventories	2,787,021	2,292,790	2,341,395
Other current assets	405,784	434,737	492,569
Total current assets	5,213,557	5,152,709	4,611,706
Property, plant and equipment, net	943,163	942,440	1,007,853
Intangible assets, net	2,640,827	2,642,821	2,984,136
Goodwill	1,973,615	1,978,413	2,359,548
Operating lease right-of-use assets	1,349,725	1,372,182	1,227,462
Other assets	1,923,011	1,901,923	1,021,048
TOTAL ASSETS	$14,043,898	$13,990,488	$13,211,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$58,520	$11,491	$827,380
Current portion of long-term debt	928,736	924,305	1,058
Accounts payable	1,282,313	936,319	1,022,755
Accrued liabilities	1,546,866	1,673,651	1,612,804
Total current liabilities	3,816,435	3,545,766	3,463,997
Long-term debt	5,722,448	5,711,014	4,468,399
Operating lease liabilities	1,155,852	1,171,941	1,006,274
Other liabilities	632,400	651,054	920,590
Total liabilities	11,327,135	11,079,775	9,859,260
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2023, March 2023 or June 2022	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2023 - 388,836,545; March 2023 - 388,665,531; June 2022 - 388,490,713	97,209	97,166	97,123
Additional paid-in capital	3,733,777	3,775,979	3,941,440
Accumulated other comprehensive loss	(1,053,529)	(1,019,518)	(874,876)
Retained earnings (accumulated deficit)	(60,694)	57,086	188,806
Total stockholders’ equity	2,716,763	2,910,713	3,352,493
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,043,898	$13,990,488	$13,211,753

See notes to consolidated financial statements.

3 VF Corporation Q1 FY24 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June

(In thousands, except per share amounts)	2023	2022
Net revenues	$2,086,336	$2,261,595
Costs and operating expenses
Cost of goods sold	985,269	1,042,982
Selling, general and administrative expenses	1,110,059	1,155,251
Total costs and operating expenses	2,095,328	2,198,233
Operating income (loss)	(8,992)	63,362
Interest income	5,494	1,283
Interest expense	(55,213)	(32,545)
Other income (expense), net	(3,567)	(94,714)
Loss before income taxes	(62,278)	(62,614)
Income tax benefit	(4,853)	(6,654)
Net loss	$(57,425)	$(55,960)
Net loss per common share
Basic	$(0.15)	$(0.14)
Diluted	$(0.15)	$(0.14)
Weighted average shares outstanding
Basic	388,160	387,563
Diluted	388,160	387,563

See notes to consolidated financial statements.
VF Corporation Q1 FY24 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June

(In thousands)	2023	2022
Net loss	$(57,425)	$(55,960)
Other comprehensive income (loss)
Foreign currency translation and other
Losses arising during the period	(16,530)	(51,524)
Income tax effect	3,381	(30,010)
Defined benefit pension plans
Current period actuarial gains (losses)	1,001	(19,568)
Amortization of net deferred actuarial losses	4,232	3,721
Amortization of deferred prior service credits	(135)	(112)
Reclassification of net actuarial loss from settlement charges	3,292	91,761
Income tax effect	(1,909)	(19,651)
Derivative financial instruments
Gains (losses) arising during the period	(22,740)	99,430
Income tax effect	4,138	(15,375)
Reclassification of net (gains) losses realized	(10,680)	(8,242)
Income tax effect	1,939	1,273
Other comprehensive income (loss)	(34,011)	51,703
Comprehensive loss	$(91,436)	$(4,257)

See notes to consolidated financial statements.
5 VF Corporation Q1 FY24 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June

(In thousands)	2023	2022
OPERATING ACTIVITIES
Net loss	$(57,425)	$(55,960)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	67,075	66,754
Reduction in the carrying amount of right-of-use assets	95,728	93,337
Stock-based compensation	15,784	22,297
Provision for doubtful accounts	4,633	899
Pension expense in excess of (less than) contributions	(10,661)	89,277
Other, net	10,645	6,813
Changes in operating assets and liabilities:
Accounts receivable	395,110	174,125
Inventories	(493,720)	(961,113)
Accounts payable	344,482	471,065
Income taxes	(30,667)	(70,727)
Accrued liabilities	(66,581)	(94,746)
Operating lease right-of-use assets and liabilities	(102,688)	(93,734)
Other assets and liabilities	(8,140)	(6,607)
Cash provided (used) by operating activities	163,575	(358,320)
INVESTING ACTIVITIES
Capital expenditures	(61,763)	(52,657)
Software purchases	(22,827)	(26,907)
Other, net	(5,972)	10,045
Cash used by investing activities	(90,562)	(69,519)
FINANCING ACTIVITIES
Contingent consideration payment	—	(56,976)
Net increase in short-term borrowings	47,029	491,917
Payments on long-term debt	(268)	(500,261)
Payment of debt issuance costs	(346)	—
Cash dividends paid	(116,575)	(194,135)
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	(1,725)	(1,766)
Cash used by financing activities	(71,885)	(261,221)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(9,326)	(58,988)
Net change in cash, cash equivalents and restricted cash	(8,198)	(748,048)
Cash, cash equivalents and restricted cash – beginning of year	816,319	1,277,082
Cash, cash equivalents and restricted cash – end of period	$808,121	$529,034

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$806,529	$528,029
Other current assets	1,465	880
Other assets	127	125
Total cash, cash equivalents and restricted cash	$808,121	$529,034

See notes to consolidated financial statements.

VF Corporation Q1 FY24 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 2023
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2023	388,665,531	$97,166	$3,775,979	$(1,019,518)	$57,086	$2,910,713
Net loss	—	—	—	—	(57,425)	(57,425)
Dividends on Common Stock ($0.30 per share)	—	—	(59,489)	—	(57,086)	(116,575)
Stock-based compensation, net	171,014	43	17,287	—	(3,269)	14,061
Foreign currency translation and other	—	—	—	(13,149)	—	(13,149)
Defined benefit pension plans	—	—	—	6,481	—	6,481
Derivative financial instruments	—	—	—	(27,343)	—	(27,343)
Balance, June 2023	388,836,545	$97,209	$3,733,777	$(1,053,529)	$(60,694)	$2,716,763

	Three Months Ended June 2022
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2022	388,298,375	$97,075	$3,916,384	$(926,579)	$443,475	$3,530,355
Net loss	—	—	—	—	(55,960)	(55,960)
Dividends on Common Stock ($0.50 per share)	—	—	—	—	(194,135)	(194,135)
Stock-based compensation, net	192,338	48	25,056	—	(4,574)	20,530
Foreign currency translation and other	—	—	—	(81,534)	—	(81,534)
Defined benefit pension plans	—	—	—	56,151	—	56,151
Derivative financial instruments	—	—	—	77,086	—	77,086
Balance, June 2022	388,490,713	$97,123	$3,941,440	$(874,876)	$188,806	$3,352,493

See notes to consolidated financial statements.
7 VF Corporation Q1 FY24 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q1 FY24 Form 10-Q 8

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 2, 2023 through March 30, 2024 ("Fiscal 2024"). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2024. For presentation purposes herein, all references to periods ended June 2023 and June 2022 relate to the fiscal periods ended on July 1, 2023 and July 2, 2022, respectively. References to March 2023 relate to information as of April 1, 2023.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2023 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended June 2023 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2024. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended April 1, 2023 (“Fiscal 2023 Form 10-K”).
Recent Developments and Uncertainties
There is ongoing uncertainty around the global economy and macroeconomic environment, which we expect to continue and cause disruption and near-term challenges for our business. Macroeconomic conditions include inflationary pressures, higher interest rates and weakening consumer sentiment. These conditions have led to elevated inventories in certain markets and an increased promotional environment, and increased borrowing costs. VF has considered the impact of these developments on the estimates and assumptions used when preparing the interim consolidated financial statements and accompanying notes. The duration and severity of these recent developments, and the related impacts on VF's business are subject to uncertainty; however, the estimates and assumptions made by management are based on available information.
Use of Estimates
In preparing the interim consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the interim consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
NOTE 2 — RECENTLY ADOPTED ACCOUNTING STANDARDS
In March 2020, January 2021 and December 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope" and ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", respectively. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance is provided to ease the potential burden of accounting for reference rate reform. During the first quarter of Fiscal 2024, the Company amended the terms of its $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”), which replaced the LIBOR benchmark interest rate with a benchmark interest rate based on the forward-looking secured overnight financing rate ("Term SOFR"). This guidance was adopted in the first quarter of Fiscal 2024, but did not impact VF's consolidated financial statements.
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires companies with supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of the financial statements to understand the nature of, activity in, and potential magnitude of the program. The guidance became effective for VF in the first quarter of Fiscal 2024, except for the rollforward information that will be effective for annual periods beginning in Fiscal 2025 on a prospective basis. Early adoption is permitted. The Company adopted the required guidance in the first quarter of Fiscal 2024 and is evaluating the impact of adopting the guidance related to the rollforward information. Refer to Note 8 for disclosures related to the Company’s supply chain financing program.

9 VF Corporation Q1 FY24 Form 10-Q

NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	June 2023	March 2023	June 2022
Contract assets (a)	$2,645	$2,294	$2,022
Contract liabilities (b)	62,942	62,214	81,167
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.

For the three months ended June 2023, the Company recognized $68.2 million of revenue that was included in the contract liability balance during the period, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of June 2023, the Company expects to recognize $63.6 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of June 2023, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the three months ended June 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended June 2023
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$489,931	$462,265	$146,169	$—	$1,098,365
Direct-to-consumer	336,333	597,621	39,654	—	973,608
Royalty	3,433	6,123	4,807	—	14,363
Total	$829,697	$1,066,009	$190,630	$—	$2,086,336

Geographic revenues
Americas	$404,406	$625,847	$153,571	$—	$1,183,824
Europe	288,221	277,126	19,001	—	584,348
Asia-Pacific	137,070	163,036	18,058	—	318,164
Total	$829,697	$1,066,009	$190,630	$—	$2,086,336
VF Corporation Q1 FY24 Form 10-Q 10

	Three Months Ended June 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$472,282	$582,160	$193,191	$148	$1,247,781
Direct-to-consumer	292,685	666,156	40,249	—	999,090
Royalty	3,657	5,629	5,438	—	14,724
Total	$768,624	$1,253,945	$238,878	$148	$2,261,595

Geographic revenues
Americas	$394,515	$790,729	$199,660	$148	$1,385,052
Europe	275,045	303,275	16,293	—	594,613
Asia-Pacific	99,064	159,941	22,925	—	281,930
Total	$768,624	$1,253,945	$238,878	$148	$2,261,595
NOTE 4 — INVENTORIES

(In thousands)	June 2023	March 2023	June 2022
Finished products	$2,731,511	$2,240,215	$2,277,145
Work-in-process	41,827	39,508	49,002
Raw materials	13,683	13,067	15,248
Total inventories	$2,787,021	$2,292,790	$2,341,395
NOTE 5 — INTANGIBLE ASSETS

			June 2023			March 2023
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$263,268	$177,711	$85,557	$88,902
Indefinite-lived intangible assets:
Trademarks and trade names					2,555,270	2,553,919
Intangible assets, net					$2,640,827	$2,642,821
Amortization expense for the three months ended June 2023 was $3.5 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2024 is $13.6 million, $13.1 million, $12.1 million, $11.7 million and $10.7 million, respectively.
NOTE 6 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2023	$653,787	$1,211,244	$113,382	$1,978,413
Currency translation	(1,218)	(3,273)	(307)	(4,798)
Balance, June 2023	$652,569	$1,207,971	$113,075	$1,973,615
Accumulated impairment charges were $323.2 million for the Outdoor segment and $394.1 million for the Active segment as of the dates presented above. No impairment charges were recorded during the three months ended June 2023.
11 VF Corporation Q1 FY24 Form 10-Q

NOTE 7 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and impairment. Components of lease cost were as follows:

	Three Months Ended June

(In thousands)	2023	2022
Operating lease cost	$106,131	$101,705
Other lease cost	35,319	33,165
Total lease cost	$141,450	$134,870

During the three months ended June 2023 and 2022, the Company paid $114.2 million and $102.3 million for operating leases, respectively. During the three months ended June 2023 and 2022, the Company obtained $71.8 million and $105.9 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 8 — SUPPLY CHAIN FINANCING PROGRAM
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date), are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At June 2023, March 2023 and June 2022, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $931.0 million, $510.9 million and $506.5 million, respectively, due to suppliers that are eligible to participate in the SCF program.
NOTE 9 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended June

(In thousands)	2023	2022
Service cost – benefits earned during the period	$2,192	$2,646
Interest cost on projected benefit obligations	11,812	12,631
Expected return on plan assets	(15,877)	(18,860)
Settlement charges	3,292	91,761
Amortization of deferred amounts:
Net deferred actuarial losses	4,232	3,721
Deferred prior service credits	(135)	(112)
Net periodic pension cost	$5,516	$91,787

VF has reported the service cost component of net periodic pension cost in operating income (loss) and the other components, which include interest cost, expected return on plan assets, settlement charges and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $16.2 million to its defined benefit plans during the three months ended June 2023, and intends to make approximately $13.5 million of contributions during the remainder of Fiscal 2024.
VF recorded a $3.3 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations for the three months ended June 2023. The settlement charge related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate. The discount rate used to determine the supplemental defined benefit pension obligation as of June 2023 was 5.44%
Additionally, during the three months ended June 2022, VF entered into an agreement with The Prudential Insurance
VF Corporation Q1 FY24 Form 10-Q 12

Company of America (“Prudential”) to purchase an irrevocable group annuity contract relating to approximately $330.0 million of the U.S. qualified defined benefit pension plan obligations. The transaction closed on June 30, 2022 and was funded entirely by existing assets of the plan. Under the group annuity contract, Prudential assumed responsibility for benefit payments and annuity administration for approximately 17,700 retirees and beneficiaries. The transaction did not change the amount or timing of monthly retirement benefit payments. VF recorded a $91.8 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations during the three months ended June 2022 to recognize the related deferred actuarial losses in accumulated other comprehensive loss (“OCL”).
NOTE 10 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the three months ended June 2023, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of June 2023, March 2023 or June 2022. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
Accumulated Other Comprehensive Loss
Comprehensive loss consists of net loss and specified components of OCL, which relate to changes in assets and liabilities that are not included in net loss under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive loss is presented in the Consolidated Statements of Comprehensive Loss. The deferred components of OCL are reported, net of related income taxes, in accumulated OCL in stockholders’ equity, as follows:

(In thousands)	June 2023	March 2023	June 2022
Foreign currency translation and other	$(872,800)	$(859,651)	$(833,166)
Defined benefit pension plans	(161,211)	(167,692)	(174,139)
Derivative financial instruments	(19,518)	7,825	132,429
Accumulated other comprehensive loss	$(1,053,529)	$(1,019,518)	$(874,876)
The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended June 2023
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2023	$(859,651)	$(167,692)	$7,825	$(1,019,518)
Other comprehensive income (loss) before reclassifications	(13,149)	1,088	(18,602)	(30,663)
Amounts reclassified from accumulated other comprehensive loss	—	5,393	(8,741)	(3,348)
Net other comprehensive income (loss)	(13,149)	6,481	(27,343)	(34,011)
Balance, June 2023	$(872,800)	$(161,211)	$(19,518)	$(1,053,529)

	Three Months Ended June 2022
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2022	$(751,632)	$(230,290)	$55,343	$(926,579)
Other comprehensive income (loss) before reclassifications	(81,534)	(14,484)	84,055	(11,963)
Amounts reclassified from accumulated other comprehensive loss	—	70,635	(6,969)	63,666
Net other comprehensive income (loss)	(81,534)	56,151	77,086	51,703
Balance, June 2022	$(833,166)	$(174,139)	$132,429	$(874,876)
13 VF Corporation Q1 FY24 Form 10-Q

Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended June
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2023	2022
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(4,232)	$(3,721)
Deferred prior service credits	Other income (expense), net	135	112
Pension settlement charges	Other income (expense), net	(3,292)	(91,761)
Total before tax		(7,389)	(95,370)
Tax benefit		1,996	24,735
Net of tax		(5,393)	(70,635)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	1,090	(3,534)
Foreign exchange contracts	Cost of goods sold	8,075	11,356
Foreign exchange contracts	Selling, general and administrative expenses	1,301	1,609
Foreign exchange contracts	Other income (expense), net	(511)	(1,216)
Interest rate contracts	Interest expense	725	27
Total before tax		10,680	8,242
Tax expense		(1,939)	(1,273)
Net of tax		8,741	6,969
Total reclassifications for the period, net of tax		$3,348	$(63,666)
NOTE 11 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the three months ended June 2023, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 4,566,907 shares of its Common Stock at an exercise price of $17.95 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest and become exercisable in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Three Months Ended June 2023
Expected volatility	33% to 52%
Weighted average expected volatility	42%
Expected term (in years)	6.1 to 7.8
Weighted average dividend yield	3.7%
Risk-free interest rate	3.80% to 5.44%
Weighted average fair value at date of grant	$5.72

During the three months ended June 2023, VF granted 426,885 performance-based restricted stock units ("RSUs") to executives that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The fair market value of VF Common Stock at the date the units were granted was $17.95 per share. Each performance-based RSU has a potential final payout ranging from zero to two and one-quarter shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial and relative total shareholder return targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The financial targets include
50% weighting based on VF's revenue growth and 50% weighting based on VF's gross margin performance over the three-year period compared to financial targets. Furthermore, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's total shareholder return ("TSR") over the three-year period compares to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index, resulting in a maximum payout of 225% of the target award. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $0.35 per share.
VF Corporation Q1 FY24 Form 10-Q 14

During the three months ended June 2023, VF granted 45,126 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $17.95 per share.
In addition, VF granted 2,565,204 nonperformance-based RSUs to employees during the three months ended June 2023. These units generally vest over periods up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $17.95 per share.
NOTE 12 — INCOME TAXES

The effective income tax rate for the three months ended June 2023 was 7.8% compared to 10.6% in the 2022 period. The three months ended June 2023 included a net discrete tax expense of $0.2 million, which included a $4.7 million net tax expense related to unrecognized tax benefits and interest, a $3.1 million tax expense related to stock compensation and a $7.5 million net tax benefit for interest on the income tax receivable related to the Timberland court case. Excluding the $0.2 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 8.2%. The three months ended June 2022 included a net discrete tax expense of $0.8 million, which included a $1.6 million net tax expense related to unrecognized tax benefits and interest and a $0.8 million net tax benefit related to withholding taxes on prior foreign earnings. Excluding the $0.8 million net discrete tax expense in the 2022 period, the effective income tax rate would have been 12.0%. Without discrete items, the effective income tax rate for the three months ended June 2023 decreased by 3.8% compared with the 2022 period primarily due to disproportionate year-to-date losses in jurisdictions with no tax benefit.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue Service ("IRS") examinations for tax years through 2015 have been effectively settled.
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable and will accrue interest income. These amounts are included in the other assets line item in VF's Consolidated Balance Sheet at June 2023, based on our assessment of the position under the more-likely-than-not standard of the accounting literature. Refer to Note 18 for additional details on this matter.
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
During the three months ended June 2023, the amount of net unrecognized tax benefits and associated interest increased by $7.0 million to $304.6 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $301.3 million due to settlement of audits and expiration of statutes of limitations, primarily comprised of tax payments related to intellectual property transfers completed in a prior period. The overall decrease of unrecognized tax benefits would reduce income tax expense by $24.8 million.
15 VF Corporation Q1 FY24 Form 10-Q

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
Financial information for VF's reportable segments is as follows:

	Three Months Ended June

(In thousands)	2023	2022
Segment revenues:
Outdoor	$829,697	$768,624
Active	1,066,009	1,253,945
Work	190,630	238,878
Other	—	148
Total segment revenues	$2,086,336	$2,261,595
Segment profit (loss):
Outdoor	$(43,661)	$(46,851)
Active	123,782	214,031
Work	6,831	35,002
Other	—	(225)
Total segment profit	86,952	201,957
Corporate and other expenses	(99,511)	(233,309)
Interest expense, net	(49,719)	(31,262)
Loss before income taxes	$(62,278)	$(62,614)
NOTE 14 — NET LOSS PER SHARE

	Three Months Ended June

(In thousands, except per share amounts)	2023	2022
Net loss per common share – basic:
Net loss	$(57,425)	$(55,960)
Weighted average common shares outstanding	388,160	387,563
Net loss per common share	$(0.15)	$(0.14)
Net loss per common share – diluted:
Net loss	$(57,425)	$(55,960)
Weighted average common shares outstanding	388,160	387,563
Incremental shares from stock options and other dilutive securities	—	—
Adjusted weighted average common shares outstanding	388,160	387,563
Net loss per common share	$(0.15)	$(0.14)
In the three-month periods ended June 2023 and June 2022, the dilutive impacts of outstanding stock options and other dilutive securities were excluded from dilutive shares as a result of the Company's net loss for the periods and, as such, their inclusion would have been anti-dilutive. As a result, a total of 18.6 million and 13.3 million potentially dilutive shares related to stock options and other dilutive securities were excluded from the diluted earnings per share calculations for the three-month periods ended June 2023 and June 2022, respectively.

VF Corporation Q1 FY24 Form 10-Q 16

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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
June 2023
Financial assets:
Cash equivalents:
Money market funds	$118,530	$118,530	$—	$—
Time deposits	30,083	30,083	—	—
Derivative financial instruments	32,888	—	32,888	—
Deferred compensation	101,041	101,041	—	—
Financial liabilities:
Derivative financial instruments	82,028	—	82,028	—
Deferred compensation	97,507	—	97,507	—

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2023
Financial assets:
Cash equivalents:
Money market funds	$418,304	$418,304	$—	$—
Time deposits	21,233	21,233	—	—
Derivative financial instruments	49,688	—	49,688	—
Deferred compensation	99,200	99,200	—	—
Financial liabilities:
Derivative financial instruments	72,653	—	72,653	—
Deferred compensation	96,364	—	96,364	—
(a)There were no transfers among the levels within the fair value hierarchy during the three months ended June 2023 or the year ended March 2023.

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
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities
17 VF Corporation Q1 FY24 Form 10-Q

include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2023 and March 2023, their carrying values approximated fair value. Additionally, at June 2023 and March 2023, the carrying values of VF’s long-term debt, including the current portion, were $6,651.2 million and $6,635.3 million, respectively, compared with fair values of $6,170.7 million and $6,244.4 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
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
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.5 billion at June 2023, $3.4 billion at March 2023 and $3.3 billion at June 2022, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Chinese renminbi, South Korean won, Swedish krona, Polish zloty and Japanese yen. These derivative contracts have maturities up to 20 months.
The notional amounts of VF's outstanding interest rate swap contracts were $500.0 million at June 2023 and March 2023. There were no notional amounts outstanding on interest rate swap contracts at June 2022.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	June 2023	March 2023	June 2022	June 2023	March 2023	June 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$27,902	$46,752	$154,231	$(74,050)	$(71,052)	$(22,612)
Interest rate contracts	4,582	—	—	—	(1,140)	—
Total derivatives designated as hedging instruments	32,484	46,752	154,231	(74,050)	(72,192)	(22,612)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	404	2,936	2,227	(7,978)	(461)	(1,158)
Total derivatives	$32,888	$49,688	$156,458	$(82,028)	$(72,653)	$(23,770)
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

	June 2023		March 2023		June 2022

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$32,888	$(82,028)	$49,688	$(72,653)	$156,458	$(23,770)
Gross amounts not offset in the Consolidated Balance Sheets	(27,128)	27,128	(26,470)	26,470	(23,018)	23,018
Net amounts	$5,760	$(54,900)	$23,218	$(46,183)	$133,440	$(752)
VF Corporation Q1 FY24 Form 10-Q 18

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		June 2023	March 2023	June 2022
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$26,145	$48,132	$133,859
Foreign exchange contracts	Accrued liabilities	(73,049)	(59,995)	(20,549)
Foreign exchange contracts	Other assets	2,161	1,556	22,599
Foreign exchange contracts	Other liabilities	(8,979)	(11,518)	(3,221)
Interest rate contracts	Other assets	4,582	—	—
Interest rate contracts	Other liabilities	—	(1,140)	—
Cash Flow Hedges
VF primarily uses foreign currency exchange forward contracts to hedge a portion of the exchange risk for its forecasted sales, inventory purchases, operating costs and certain intercompany transactions, including sourcing and management fees and royalties. The company also uses interest swap contracts to hedge against a portion of the exposure related to its interest payments on its variable-rate debt. The effects of cash flow hedging included in VF’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCL Three Months Ended June

Cash Flow Hedging Relationships	2023	2022
Foreign exchange contracts	$(29,160)	$99,430
Interest rate contracts	6,420	—
Total	$(22,740)	$99,430

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Loss Three Months Ended June

Cash Flow Hedging Relationships	Location of Gain (Loss)	2023	2022
Foreign exchange contracts	Net revenues	$1,090	$(3,534)
Foreign exchange contracts	Cost of goods sold	8,075	11,356
Foreign exchange contracts	Selling, general and administrative expenses	1,301	1,609
Foreign exchange contracts	Other income (expense), net	(511)	(1,216)
Interest rate contracts	Interest expense	725	27
Total		$10,680	$8,242
Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as intercompany borrowings. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. During the three months ended June 2023, certain derivative contracts were de-designated as hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCL and recognized an $8.4 million loss in cost of goods sold.
The changes in fair value of derivative contracts not designated as hedges and recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three months ended June 2023 and June 2022.
Other Derivative Information
At June 2023, accumulated OCL included $13.2 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represent €2.850 billion in aggregate principal, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses
19 VF Corporation Q1 FY24 Form 10-Q

of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three-month periods ended June 2023 and June 2022, the Company recognized an after-tax loss of $10.4 million and an after-tax gain of $87.7 million, respectively, in OCL related to the net investment hedge transaction. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
NOTE 17 — RESTRUCTURING
The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three months ended June 2023, VF recognized $0.7 million of restructuring charges, related to approved initiatives. All restructuring charges recognized in the three months ended June 2023, were reflected in selling, general and administrative expenses. The Company has not recognized any significant incremental costs related to accruals for the year ended March 2023 or prior periods.
Of the $30.5 million total restructuring accrual at June 2023, $29.2 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $1.3 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Three Months Ended June

(In thousands)	2023	2022
Severance and employee-related benefits	$676	$2,094
Accelerated depreciation	—	3,668
Contract termination and other	19	344
Total restructuring charges	$695	$6,106
Restructuring costs by business segment are as follows:

	Three Months Ended June

(In thousands)	2023	2022
Outdoor	$242	$—
Active	434	—
Work	—	—
Corporate and other	19	6,106
Total	$695	$6,106
The activity in the restructuring accrual for the three-month period ended June 2023 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2023	$38,721	$6,545	$45,266
Charges	676	—	676
Cash payments and settlements	(9,305)	(4,041)	(13,346)
Adjustments to accruals	(1,587)	(585)	(2,172)
Impact of foreign currency	15	16	31
Accrual at June 2023	$28,520	$1,935	$30,455
NOTE 18 — CONTINGENCIES
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and will accrue interest income. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this income tax receivable will not be collected by VF. If the Court opinion is upheld, VF should be entitled to a
VF Corporation Q1 FY24 Form 10-Q 20

refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730.0 million, plus the reversal of any interest income accrued on the payment, which was approximately $19.6 million at June 2023.
The Company is currently involved in other legal proceedings that are ordinary, routine litigation incidental to the business, the resolution of which is not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.
NOTE 19 — SUBSEQUENT EVENT

On July 25, 2023, VF’s Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on September 20, 2023 to stockholders of record on September 11, 2023.
21 VF Corporation Q1 FY24 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 2, 2023 through March 30, 2024 ("Fiscal 2024"). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2024. For presentation purposes herein, all references to periods ended June 2023 and June 2022 relate to the fiscal periods ended on July 1, 2023 and July 2, 2022, respectively. References to March 2023 relate to information as of April 1, 2023.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers.
References to the three months ended June 2023 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three months ended June 2022 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.

RECENT DEVELOPMENTS
Executive Leadership Transition
On June 16, 2023, the Board of Directors approved the appointment of Bracken Darrell as President and Chief Executive Officer of the Company, effective as of July 17, 2023. Mr. Darrell will replace Benno Dorer, who has been serving as the Company's Interim President and Chief Executive Officer. Mr. Dorer will remain a VF Board member. In connection with Mr. Darrell's appointment as President and Chief Executive Officer of the Company, the Board approved an increase in the size of the Board by one and the appointment of Mr. Darrell as a member of the Board and as an ex officio member of the Finance Committee of the Board, all effective August 1, 2023. On June 16, 2023, the Board also approved the appointment of Richard Carucci, a member of the Board since 2009 and Interim Chair of the Board during VF's recent leadership transition period, as independent Chair of the Board, effective immediately.
Macroeconomic Environment and Uncertainties
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
Though not expected to have a significant impact in the current year, the coronavirus ("COVID-19") pandemic resulted in temporary closures of VF-operated retail stores in the first quarter of Fiscal 2023, most notably in the Asia-Pacific region, which significantly impacted prior year revenues in the region. The ongoing conflict between Russia and Ukraine continues to cause disruption in the region and unknown impacts to the global economy; however, we currently do not expect significant disruption to our business.
For additional information, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Fiscal 2023 Form 10-K.

HIGHLIGHTS OF THE FIRST QUARTER OF FISCAL 2024

•Revenues were down 8% to $2.1 billion compared to the three months ended June 2022.
•Outdoor segment revenues increased 8% to $829.7 million compared to the three months ended June 2022.
•Active segment revenues decreased 15% to $1.1 billion compared to the three months ended June 2022.
•Work segment revenues decreased 20% to $190.6 million compared to the three months ended June 2022.
•Direct-to-consumer revenues were down 3% over the 2022 period, including a 1% unfavorable impact from foreign currency. E-commerce revenues decreased 4% in the current period, including a 1% unfavorable impact from foreign currency. Direct-to-consumer revenues accounted for 47% of VF's net revenues for the three months ended June 2023.
•Wholesale revenues were down 12% compared to the three months ended June 2022.
•International revenues increased 3% compared to the three months ended June 2022, including a 1% unfavorable impact from foreign currency. Revenues in Europe decreased 2%, including a 1% favorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues increased 24%, including a 7% unfavorable impact from foreign currency. International revenues represented 49% of VF's net revenues for the three months ended June 2023.
•Gross margin decreased 110 basis points to 52.8% compared to the three months ended June 2022, primarily driven by higher promotional activity, partially offset by favorable mix.
•Net loss per share was $(0.15) compared to $(0.14) in the 2022 period. The loss per share was primarily driven by lower profitability in the Active segment for the three months ended June 2023, compared to being primarily driven by a pension settlement charge during the three months ended June 2022.
VF Corporation Q1 FY24 Form 10-Q 22

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three months ended June 2023 from the comparable period in 2022:

(In millions)	Three Months Ended June
Net revenues — 2022	$2,261.6
Organic	(171.7)
Impact of foreign currency	(3.6)
Net revenues — 2023	$2,086.3

VF reported an 8% decrease in revenues for the three months ended June 2023 compared to the 2022 period. The revenue decrease was primarily driven by declines in the Active segment in the three months ended June 2023. Revenues in the Active segment during the three months ended June 2023 were most significantly impacted by weakness in the Americas region, primarily driven by declines in the Vans® brand. The revenue decrease in the three months ended June 2023 was also due to declines in the Work segment and the Europe region. The decrease was partially offset by global growth in the Outdoor segment driven by increases in The North Face® brand across all regions. The revenue decrease was also partially offset by growth in the Asia-Pacific region in the three months ended June 2023, which was negatively impacted by COVID-19 resurgence in Mainland China in the prior year period.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”

The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended June

	2023	2022
Gross margin (net revenues less cost of goods sold)	52.8%	53.9%
Selling, general and administrative expenses	53.2	51.1
Operating margin	(0.4)%	2.8%

Gross margin decreased 110 basis points in the three months ended June 2023 compared to the 2022 period. The decrease was primarily driven by higher promotional activity, partially offset by favorable mix.
Selling, general and administrative expenses as a percentage of total revenues increased 210 basis points during the three months ended June 2023 compared to the 2022 period. Selling, general and administrative expenses decreased $45.2 million in the three months ended June 2023 compared to the 2022 period. The decrease was due to lower compensation and administrative costs, direct-to-consumer expenses and corporate restructuring charges in the three months ended June 2023.
Net interest expense increased $18.5 million during the three months ended June 2023 compared to the 2022 period. The increase in net interest expense in the three months ended June 2023 was primarily due to additional borrowings on long-term debt at higher rates, partially offset by lower short-term commercial paper borrowings and higher investment rates. Total outstanding debt averaged $6.8 billion in the three months ended June 2023 and $5.4 billion in the same period in 2022, with weighted average interest rates of 3.1% and 2.1% in the three months ended June 2023 and 2022, respectively.
Other income (expense), net decreased $91.1 million during the three months ended June 2023 compared to the 2022 period. The decrease in the three months ended June 2023 was primarily due to a $91.8 million pension settlement charge recorded in the three months ended June 2022, which resulted from the purchase of a group annuity contract and transfer of a portion of the assets and liabilities associated with the U.S. qualified defined benefit pension plan to an insurance company.
The effective income tax rate for the three months ended June 2023 was 7.8% compared to 10.6% in the 2022 period. The three months ended June 2023 included a net discrete tax expense of $0.2 million, which included a $4.7 million net tax expense related to unrecognized tax benefits and interest, a $3.1 million tax expense related to stock compensation and a $7.5 million net tax benefit for interest on the income tax receivable related to the Timberland court case. Excluding the $0.2 million net discrete tax benefit in the 2023 period, the effective income tax rate would have been 8.2%. The three months ended June 2022 included a net discrete tax expense of $0.8 million, which included a $1.6 million net tax expense related to unrecognized tax benefits and interest and a $0.8 million net tax benefit related to withholding taxes on prior foreign earnings. Excluding the $0.8 million net discrete tax expense in the 2022 period, the effective income tax rate would have been 12.0%. Without discrete items, the effective income tax rate for the three months ended June 2023 decreased by 3.8% compared with the 2022 period primarily due to disproportionate year-to-date losses in jurisdictions with no tax benefit.
As a result of the above, net loss in the three months ended June 2023 was $(57.4) million ($(0.15) per diluted share) compared to $(56.0) million ($(0.14) per diluted share) in the 2022 period. Refer to additional discussion in the “Information by Reportable Segment” section below.
23 VF Corporation Q1 FY24 Form 10-Q

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. We have included an Other category in the tables below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other primarily includes sourcing activities related to transition services.
Refer to Note 13 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to loss before income taxes.
The following tables present a summary of the changes in segment revenues and profit (loss) in the three months ended June 2023 from the comparable period in 2022 and revenues by region for our top 4 brands for the three months ended June 2023 and 2022:
Segment Revenues:

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2022	$768.6	$1,253.9	$238.9	$0.2	$2,261.6
Organic	63.4	(187.8)	(47.1)	(0.2)	(171.7)
Impact of foreign currency	(2.3)	(0.1)	(1.2)	—	(3.6)
Segment revenues — 2023	$829.7	$1,066.0	$190.6	$—	$2,086.3

Segment Profit (Loss):

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2022	$(46.9)	$214.0	$35.0	$(0.1)	$202.0
Organic	4.3	(89.7)	(28.1)	0.1	(113.3)
Impact of foreign currency	(1.1)	(0.5)	(0.1)	—	(1.7)
Segment profit (loss) — 2023	$(43.7)	$123.8	$6.8	$—	$87.0
Note: Amounts may not sum due to rounding.

Top Brand Revenues:
	Three Months Ended June 2023
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$466.3	$279.9	$111.2	$99.6	$957.0
Europe	159.2	171.1	100.8	19.0	450.1
Asia-Pacific	112.1	87.1	41.8	18.1	259.1
Global	$737.5	$538.2	$253.8	$136.6	$1,666.1

	Three Months Ended June 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$633.7	$257.4	$140.2	$131.1	$1,162.4
Europe	192.3	165.2	94.9	16.3	468.7
Asia-Pacific	120.9	58.5	34.4	22.9	236.7
Global	$946.8	$481.1	$269.5	$170.4	$1,867.8
(a)The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.
VF Corporation Q1 FY24 Form 10-Q 24

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended June

(Dollars in millions)	2023	2022	Percent Change
Segment revenues	$829.7	$768.6	7.9%
Segment loss	(43.7)	(46.9)	(6.8)%
Operating margin	(5.3)%	(6.1)%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Altra® and Icebreaker®.

Global revenues for Outdoor increased 8% in the three months ended June 2023 compared to 2022. Revenues in the Asia-Pacific region increased 38%, including a 7% unfavorable impact from foreign currency and a 48% increase in Greater China (including an 8% unfavorable impact from foreign currency). Revenues in the Americas region increased 3%. Revenues in the Europe region increased 5%, including a 2% favorable impact from foreign currency.
Global revenues for The North Face® brand increased 12% in the three months ended June 2023 compared to the 2022 period. The increase reflects growth in all regions and channels compared to the three months ended June 2022. Revenues in the Asia-Pacific region increased 49% in the three months ended June 2023, including an 8% unfavorable impact from foreign currency. Revenues in the Americas region increased 9% in the three months ended June 2023. Revenues in the Europe region increased 4% in the three months ended June 2023, including a 2% favorable impact from foreign currency.
Global revenues for the Timberland® brand decreased 1% in the three months ended June 2023 compared to the 2022 period.
Revenues in the Americas region decreased 20% in the three months ended June 2023, including a 1% favorable impact from foreign currency. Revenues in the Europe region increased 6% in the three months ended June 2023, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 22% in the three months ended June 2023 compared to the 2022 period, including a 4% unfavorable impact from foreign currency.
Global direct-to-consumer revenues for Outdoor increased 15% in the three months ended June 2023 compared to the 2022 period, including a 1% unfavorable impact from foreign currency. The increase was primarily due to strength in The North Face® brand and e-commerce growth. Global wholesale revenues increased 4% in the three months ended June 2023 compared to the 2022 period.
Operating margin improved slightly in the three months ended June 2023 compared to the 2022 period primarily due to higher gross margin, partially offset by increased operating expenses.
Active

	Three Months Ended June

(Dollars in millions)	2023	2022	Percent Change
Segment revenues	$1,066.0	$1,253.9	(15.0)%
Segment profit	123.8	214.0	(42.2)%
Operating margin	11.6%	17.1%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Global revenues for Active decreased 15% in the three months ended June 2023 compared to the 2022 period. Revenues in the Americas region decreased 21%. Revenues in the Europe region decreased 9%, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 2%, including a 4% unfavorable impact from foreign currency, and a 7% increase in Greater China (including a 7% unfavorable impact from foreign currency). The prior year period was negatively impacted by COVID-19 resurgence in Mainland China.
Vans® brand global revenues decreased 22% in the three months ended June 2023 compared to the 2022 period. The overall decline was most significantly impacted by a 26% decrease in the Americas region for the three months ended June 2023, including a 1% favorable impact from foreign currency, primarily driven by the negative performance in the wholesale channel. Revenues in the Europe region decreased 17% in the three months ended June 2023, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 7% in the three months ended June 2023, including a 4% unfavorable impact from foreign currency. The prior year period was negatively impacted by COVID-19 resurgence in Mainland China.
Global direct-to-consumer revenues for Active decreased 10% in the three months ended June 2023, compared to the 2022 period. The decrease was primarily due to declines in the Americas region, which decreased 17% in the three months ended June 2023. Direct-to-consumer revenues in the Asia-Pacific region increased 5% in the three months ended June 2023, including a 5% unfavorable impact from foreign currency. The prior year period was negatively impacted by COVID-19 resurgence in Mainland China, which resulted in temporary closures of VF-operated stores. Global wholesale revenues
25 VF Corporation Q1 FY24 Form 10-Q

decreased 20% in the three months ended June 2023, including a 1% favorable impact from foreign currency. The decrease was primarily due to a 27% decrease in the Americas region in the three months ended June 2023. Wholesale revenues in the Europe region decreased 15% in the three months ended June 2023, including a 1% favorable impact from foreign currency. Wholesale revenues in the Asia-Pacific region decreased 3% in the three months ended June 2023 and included a 3% unfavorable impact from foreign currency.
Operating margin decreased in the three months ended June 2023 compared to the 2022 period, reflecting lower leverage of operating expenses due to decreased revenues. The decrease was also impacted by increased discounts and other promotional activity, which was partially offset by favorable mix.
Work

	Three Months Ended June

(Dollars in millions)	2023	2022	Percent Change
Segment revenues	$190.6	$238.9	(20.2)%
Segment profit	6.8	35.0	(80.5)%
Operating margin	3.6%	14.7%
The Work segment includes the following brands: Dickies® and Timberland PRO®.
Global Work revenues decreased 20% in the three months ended June 2023 compared to the 2022 period. Revenues in the Americas region decreased 23%. Revenues in the Europe region increased 17%, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 21%, including a 3% unfavorable impact from foreign currency.
Dickies® brand global revenues decreased 20% in the three months ended June 2023 compared to the 2022 period, including a 1% unfavorable impact from foreign currency. The decline was primarily driven by a decrease of 24% in the Americas region in the three months ended June 2023, reflecting lower inventory replenishment and weakness in certain key U.S. wholesale customer accounts. The decline in the three months ended June 2023 was also attributed to a decrease in the Asia-Pacific region of 21%, including a 3% unfavorable impact from foreign currency. Revenues in the Europe region increased 17% in the three months ended June 2023, including a 2% favorable impact from foreign currency.
Operating margin decreased in the three months ended June 2023 compared to the 2022 period, reflecting lower leverage of operating expenses due to decreased revenues. The decrease was also impacted by higher material costs, which was partially offset by price increases and channel mix.

Reconciliation of Segment Profit to Loss Before Income Taxes

There are two types of costs necessary to reconcile total segment profit to consolidated loss before income taxes. These costs are (i) corporate and other expenses, discussed below, and (ii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section.

	Three Months Ended June

(Dollars in millions)	2023	2022	Percent Change
Corporate and other expenses	$99.5	$233.3	(57.3)%
Interest expense, net	49.7	31.3	59.0%
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The decrease in corporate and other expenses was primarily due to a $91.8 million pension settlement charge recorded in the three months ended June 2022. The decrease was also due to lower compensation and administrative costs and lower corporate restructuring charges in the three months ended June 2023.

International Operations

International revenues increased 3% in the three months ended June 2023, compared to the 2022 period. Foreign currency had an unfavorable impact of 1% on international revenues in the three months ended June 2023.
In the Asia-Pacific region, revenues increased 13% in the three months ended June 2023. Foreign currency had an unfavorable impact of 5% on Asia-Pacific revenues in the three months ended June 2023. Revenues in Greater China increased 24% in the three months ended June 2023, including a 7% unfavorable impact from foreign currency. The prior year period was negatively impacted by COVID-19 resurgence in Mainland China. Revenues in the Europe region decreased 2% in the three months ended June 2023, including a 1% favorable impact from foreign currency.
International revenues were 49% and 44% of total revenues in the three-month periods ended June 2023 and 2022, respectively.
VF Corporation Q1 FY24 Form 10-Q 26

Direct-to-Consumer Operations

Direct-to-consumer revenues decreased 3% in the three months ended June 2023, compared to the 2022 period, including a 1% unfavorable impact from foreign currency.
VF's e-commerce business decreased 4% during the three months ended June 2023, including a 1% unfavorable impact from foreign currency. The decrease was primarily driven by declines in the Active and Work segments e-commerce business, partially offset by growth in the Outdoor segment.
Revenues from VF-operated retail stores decreased 5% during the three months ended June 2023. There were 1,250 VF-operated retail stores at June 2023 compared to 1,297 at June 2022.
Direct-to-consumer revenues were 47% and 44% of total revenues in the three-month periods ended June 2023 and 2022, respectively.

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at June 2023 compared to March 2023:
•Decrease in accounts receivable — primarily due to the seasonality of the business and the timing of collections.
•Increase in inventories — primarily due to the seasonality of the business and planned inventory purchases.
•Increase in accounts payable — primarily due to the timing of payments to vendors and seasonality of inventory purchases.
The following discussion refers to significant changes in balances at June 2023 compared to June 2022:
•Increase in inventories — driven primarily by the impact of supply chain challenges where prolonged manufacturing and logistics lead times forced earlier buy commitments during Fiscal 2023 and softening consumer demand, which have resulted in elevated inventory levels in certain markets, primarily in core and replenishment products.
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
•Increase in the current portion of long-term debt — due to the reclassification of €850.0 million ($927.8 million) of long-term notes due in September 2023.
•Increase in accounts payable — primarily due to the extension of payment terms with eligible inventory suppliers.
•Increase in long-term debt — due to the March 2023 issuance of €500.0 million euro-denominated 4.125% fixed-rate notes maturing in March 2026 and €500.0 million euro-denominated 4.250% fixed-rate notes maturing in March 2029, and borrowings of $1.0 billion under the delayed draw Term Loan Agreement (the "DDTL Agreement") in the third quarter of Fiscal 2023, partially offset by the reclassification of €850.0 million ($927.8 million) of long-term notes due in September 2023.
•Decrease in other liabilities — primarily due to a $94.9 million favorable adjustment to VF's transition tax liability under the Tax Cuts and Jobs Act pursuant to IRS examinations and a decrease in deferred income tax liabilities.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	June	March	June
(Dollars in millions)	2023	2023	2022
Working capital	$1,397.1	$1,606.9	$1,147.7
Current ratio	1.4 to 1	1.5 to 1	1.3 to 1
Net debt to total capital	73.1%	71.6%	64.6%

The decrease in working capital and the current ratio at June 2023 compared to March 2023 was primarily due to a net increase in current liabilities driven by higher accounts payable, which was partially offset by the net impact of higher inventories and lower accounts receivable for the periods compared as discussed in the "Consolidated Balance Sheets" section above.
The increase in working capital and the current ratio at June 2023 compared to June 2022 was primarily due to a net increase in current assets driven by higher inventories as discussed in the "Consolidated Balance Sheets" section above, and higher cash balances. The overall increase was partially offset by a net increase in current liabilities driven by a higher current portion
27 VF Corporation Q1 FY24 Form 10-Q

of long-term debt and higher accounts payable, which were partially offset by lower short-term borrowings for the periods compared as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at June 2023 compared to March 2023 was driven by a decrease in stockholders' equity for the periods compared. The decrease in stockholders' equity was primarily driven by payments of dividends and the net loss in the period. The increase in the net debt to total capital ratio at June 2023 compared to June 2022 was primarily driven by an increase in net debt at June 2023 and a decrease in stockholders' equity. The increase in net debt was primarily attributed to the issuance of €1.0 billion euro-denominated fixed-rate notes and $1.0 billion of borrowings under the DDTL Agreement in Fiscal 2023, as discussed in the "Consolidated Balance Sheet" section above. The increase in net debt at June 2023 compared to June 2022 was partially offset by lower short-term borrowings in the three months ended June 2023. The decrease in stockholders' equity at June 2023 compared to June 2022 was primarily driven by payments of dividends.
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
In summary, our cash flows from operations were as follows:

	Three Months Ended June

(In thousands)	2023	2022
Cash provided (used) by operating activities	$163,575	$(358,320)
Cash used by investing activities	(90,562)	(69,519)
Cash used by financing activities	(71,885)	(261,221)

Cash Provided (Used) by Operating Activities
Cash flows related to operating activities are dependent on net loss, adjustments to net loss and changes in working capital. The increase in cash provided by operating activities in the three months ended June 2023 compared to June 2022 was primarily due to a decrease in net cash used by working capital.
Cash Used by Investing Activities
The increase in cash used by investing activities in the three months ended June 2023 was primarily due to increased capital expenditures of $9.1 million compared to the 2022 period and proceeds from the sale of assets of $8.2 million included in the three months ended June 2022. Software purchases decreased $4.1 million in the three months ended June 2023 compared to the 2022 period.
Cash Used by Financing Activities
The decrease in cash used by financing activities during the three months ended June 2023 was primarily due to a $500.0 million payment of long-term debt and the $57.0 million payment of Supreme contingent consideration in the three months ended June 2022. The decrease was also due to a $77.6 million decrease in dividends paid for the periods compared. The decrease was partially offset by a $444.9 million net decrease in short-term borrowings for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the three months ended June 2023 or the three months ended June 2022 under the share repurchase program authorized by VF's Board of Directors.
As of the end of June 2023, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on optimizing and driving the performance of the current portfolio, reducing leverage and returning capital to shareholders in the form of dividends.
Revolving Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires in November 2026. VF may request an unlimited number of one-year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. In addition, the Global Credit Facility supports VF’s U.S. commercial paper program for short-term, seasonal working capital requirements and general corporate purposes, including dividends, acquisitions and share repurchases. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF Corporation Q1 FY24 Form 10-Q 28

VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, as defined in the agreement as amended in February 2023, starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges, as defined in the amended agreement. The covenant calculation also excludes consolidated operating lease liabilities. As of June 2023, VF was in compliance with all covenants.
VF has a commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were $50.0 million in commercial paper borrowings as of June 2023. Standby letters of credit issued under the Global Credit Facility as of June 2023 were $7.6 million, leaving approximately $2.2 billion available for borrowing against the Global Credit Facility at June 2023. Additionally, VF had $806.5 million of cash and equivalents at June 2023.
VF has $81.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $8.5 million at June 2023.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date) are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At June 2023, March 2023 and June 2022, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $931.0 million, $510.9 million and $506.5 million, respectively, due to suppliers that are eligible to participate in the SCF program.
In the second quarter of Fiscal 2023, VF extended its payment terms with eligible suppliers under the SCF program. VF expects a positive impact in Fiscal 2024; however, the change is not expected to have a material impact on VF's long-term overall liquidity or capital resources.
Rating Agencies
VF’s credit agency ratings allow for access to additional liquidity at competitive rates. At the end of June 2023, VF’s long-term debt ratings were ‘BBB’ by Standard & Poor’s ("S&P") Global
Ratings and ‘Baa2’ by Moody’s Investors Service ("Moody's"), and commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively. VF's credit rating outlook by both S&P and Moody's at the end of June 2023 was 'stable'.
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
Dividends
The Company paid cash dividends of $0.30 per share during the three months ended June 2023, and the Company has declared a cash dividend of $0.30 per share that is payable in the second quarter of Fiscal 2024. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Other Matters
As previously reported, VF petitioned the U.S. Tax Court (the “Court”) to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argues that all such income should have been immediately included in 2011, VF has reported periodic income inclusions in subsequent tax years. Both parties moved for summary judgment on the issue. On January 31, 2022, the Court issued its opinion in favor of the IRS and on July 14, 2022 issued its final decision. VF believes the opinion of the Court was in error based on the technical merits and filed a notice of appeal on October 7, 2022. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and will accrue interest income. VF continues to believe its timing and treatment of the income inclusion is appropriate and VF is vigorously defending its position. However, should the Court opinion ultimately be upheld on appeal, this income tax receivable will not be collected by VF. If the Court opinion is upheld, VF should be entitled to a refund of taxes paid on the periodic inclusions that VF has reported. However, any such refund could be substantially reduced by potential indirect tax effects resulting from application of the Court opinion. Deferred tax liabilities, representing VF’s future tax on annual inclusions, would also be released. The net impact to tax expense is estimated to be up to $730.0 million, plus the reversal of any interest income accrued on the payment, which was approximately $19.6 million at June 2023.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2023 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2023 that would require the use of funds. As of June 2023, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2023 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $584.0 million at the end of June 2023
29 VF Corporation Q1 FY24 Form 10-Q

primarily due to timing of inventory shipments, increased inventory levels and decreased demand.
There continues to be uncertainty about the duration and extent of the impact of the challenging macroeconomic environment.
However, management believes that VF has sufficient liquidity and flexibility to operate during and after the disruptions caused by the challenging macroeconomic environment, and meet its current and long-term obligations as they become due.

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently adopted accounting standards.

Critical Accounting Policies and Estimates
Management has chosen accounting policies it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Fiscal 2023 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2023 Form 10-K. Except as disclosed in Note 2 to VF's consolidated financial statements, there have been no material changes in VF's accounting policies.

Cautionary Statement on Forward-looking Statements
From time to time, VF may make oral or written statements, including statements in this quarterly report, that constitute “forward-looking statements” within the meaning of the federal securities laws. You can identify these statements by the fact that they use words such as "will," "anticipate," "estimate," "expect," "should," and "may," and other words and terms of similar meaning or use of future dates. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements. VF undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: the level of consumer demand for apparel and footwear; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and finished products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; VF's ability to maintain the image, health and equity of its brands; intense competition from online retailers and other direct-to-consumer business risks; third-party manufacturing and product innovation; increasing pressure on margins; VF’s ability to implement its business strategy; VF’s ability to grow its international, direct-to-consumer and digital businesses; VF's ability to find and amplify consumer tailwinds, build brands on multiple growth horizons and leverage platforms for speed to scale and efficiency; retail industry changes and challenges; VF's ability to create and maintain an agile and efficient operating model and organizational structure; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; the risk that VF’s facilities and systems and those of our third-party service providers may be vulnerable to and unable to anticipate or detect data or information security breaches and data or financial loss; VF’s ability to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; VF's ability to recruit, develop or retain key executive or employee talent or successfully transition executives; continuity of members of VF’s management; changes in the availability and cost of labor; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment such as the impairment charges related to the Supreme® reporting unit goodwill and indefinite-lived trademark intangible asset; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions, integrate acquisitions and manage its brand portfolio; business resiliency in response to natural or man-made economic, public health, political or environmental disruptions; changes in tax laws and additional tax liabilities,
VF Corporation Q1 FY24 Form 10-Q 30

including the timing of income inclusion associated with our acquisition of the Timberland® brand in 2011; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflict in Ukraine; changes to laws and regulations; adverse or unexpected weather conditions, including any potential effects from climate change; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; VF's ability to pay and declare dividends or repurchase its stock in the future; climate change and increased focus on environmental, social and governance issues; VF's ability to execute on its sustainability strategy and achieve its sustainability-related goals and targets; risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus (COVID-19) global pandemic; and tax risks associated with the spin-off of our Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the Fiscal 2023 Form 10-K.

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
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
See Note 18 - Contingencies within Part I, Item 1 of this Form 10-Q for a discussion regarding pending material legal proceedings. Except as otherwise noted, there have been no material developments in such legal proceedings. For previously reported information about material legal proceedings, refer to Part I, "Item 3. Legal Proceedings,” of our Fiscal 2023 Form 10-K.
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

ITEM 1A — RISK FACTORS.
You should carefully consider the risk factors set forth under Part I, “Item 1A. Risk Factors” in the Fiscal 2023 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in the Fiscal 2023 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in the Fiscal 2023 Form 10-K.
31 VF Corporation Q1 FY24 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended July 1, 2023 under the share repurchase program authorized by VF’s Board of Directors in 2017.

First Quarter Fiscal 2024	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
April 2 - April 29, 2023	—	$—	—	$2,486,971,057
April 30 - May 27, 2023	—	—	—	2,486,971,057
May 28 - July 1, 2023	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for investments in organic growth, VF’s Common Stock price and levels of stock option exercises.

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended July 1, 2023, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS.

10.1	Offer Letter between VF and Bracken Darrell, dated June 20, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2023)
31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
VF Corporation Q1 FY24 Form 10-Q 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Matthew H. Puckett
Matthew H. Puckett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2023	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
33 VF Corporation Q1 FY24 Form 10-Q