Form 10-Q
period 2023-09-30
V F CORP
filed 2023-11-03
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 28, 2023, there were 388,883,404 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2023	March 2023	September 2022
ASSETS
Current assets
Cash and equivalents	$498,912	$814,887	$552,811
Accounts receivable, less allowance for doubtful accounts of: September 2023 - $28,080; March 2023 - $28,075; September 2022 - $27,515	1,889,804	1,610,295	1,834,598
Inventories	2,481,051	2,292,790	2,749,894
Other current assets	373,795	434,737	550,940
Total current assets	5,243,562	5,152,709	5,688,243
Property, plant and equipment, net	916,571	942,440	984,115
Intangible assets, net	2,630,795	2,642,821	2,776,022
Goodwill	1,961,220	1,978,413	2,102,700
Operating lease right-of-use assets	1,307,643	1,372,182	1,217,172
Other assets	1,082,561	1,901,923	1,015,890
TOTAL ASSETS	$13,142,352	$13,990,488	$13,784,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,023,276	$11,491	$1,692,745
Current portion of long-term debt	966	924,305	832,136
Accounts payable	992,911	936,319	1,022,408
Accrued liabilities	1,527,680	1,673,651	1,798,702
Total current liabilities	3,544,833	3,545,766	5,345,991
Long-term debt	5,656,725	5,711,014	3,526,101
Operating lease liabilities	1,121,658	1,171,941	1,022,451
Other liabilities	609,091	651,054	803,963
Total liabilities	10,932,307	11,079,775	10,698,506
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2023, March 2023 or September 2022	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2023 - 388,883,825; March 2023 - 388,665,531; September 2022 - 388,569,062	97,221	97,166	97,142
Additional paid-in capital	3,638,029	3,775,979	3,952,786
Accumulated other comprehensive loss	(1,011,705)	(1,019,518)	(844,165)
Retained earnings (accumulated deficit)	(513,500)	57,086	(120,127)
Total stockholders’ equity	2,210,045	2,910,713	3,085,636
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,142,352	$13,990,488	$13,784,142

See notes to consolidated financial statements.

3 VF Corporation Q2 FY24 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2023	2022	2023	2022
Net revenues	$3,034,239	$3,080,600	$5,120,575	$5,342,195
Costs and operating expenses
Cost of goods sold	1,479,028	1,498,177	2,464,297	2,541,159
Selling, general and administrative expenses	1,192,284	1,251,320	2,302,343	2,406,571
Impairment of goodwill and intangible assets	—	421,922	—	421,922
Total costs and operating expenses	2,671,312	3,171,419	4,766,640	5,369,652
Operating income (loss)	362,927	(90,819)	353,935	(27,457)
Interest income	4,808	823	10,302	2,106
Interest expense	(60,452)	(34,726)	(115,665)	(67,271)
Other income (expense), net	(3,510)	(9,280)	(7,077)	(103,994)
Income (loss) before income taxes	303,773	(134,002)	241,495	(196,616)
Income tax expense (benefit)	754,470	(15,570)	749,617	(22,224)
Net loss	$(450,697)	$(118,432)	$(508,122)	$(174,392)
Net loss per common share
Basic	$(1.16)	$(0.31)	$(1.31)	$(0.45)
Diluted	$(1.16)	$(0.31)	$(1.31)	$(0.45)
Weighted average shares outstanding
Basic	388,338	387,688	388,249	387,625
Diluted	388,338	387,688	388,249	387,625

See notes to consolidated financial statements.
VF Corporation Q2 FY24 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands)	2023	2022	2023	2022
Net loss	$(450,697)	$(118,432)	$(508,122)	$(174,392)
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	17,094	(21,894)	564	(73,418)
Income tax effect	(22,383)	(28,786)	(19,002)	(58,796)
Defined benefit pension plans
Current period actuarial gains (losses)	3,742	5,426	4,743	(14,142)
Amortization of net deferred actuarial losses	4,170	3,953	8,402	7,674
Amortization of deferred prior service credits	(137)	(111)	(272)	(223)
Reclassification of net actuarial loss from settlement charges	7	1,141	3,299	92,902
Income tax effect	(2,209)	(2,815)	(4,118)	(22,466)
Derivative financial instruments
Gains arising during the period	59,895	102,685	37,155	202,115
Income tax effect	(9,852)	(16,356)	(5,714)	(31,731)
Reclassification of net (gains) losses realized	(10,238)	(14,906)	(20,918)	(23,148)
Income tax effect	1,735	2,374	3,674	3,647
Other comprehensive income	41,824	30,711	7,813	82,414
Comprehensive loss	$(408,873)	$(87,721)	$(500,309)	$(91,978)

See notes to consolidated financial statements.
5 VF Corporation Q2 FY24 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2023	2022
OPERATING ACTIVITIES
Net loss	$(508,122)	$(174,392)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of goodwill and intangible assets	—	421,922
Depreciation and amortization	142,701	130,623
Reduction in the carrying amount of right-of-use assets	190,423	185,880
Stock-based compensation	35,204	37,474
Provision for doubtful accounts	5,585	1,004
Pension expense in excess of (less than) contributions	(10,151)	85,779
Deferred income taxes	(256,048)	(40,396)
Write-off of income tax receivables and interest	921,409	—
Other, net	4,363	33,308
Changes in operating assets and liabilities:
Accounts receivable	(313,866)	(461,904)
Inventories	(222,116)	(1,434,470)
Accounts payable	72,314	494,424
Income taxes	41,718	(193,671)
Accrued liabilities	85,205	138,510
Operating lease right-of-use assets and liabilities	(193,298)	(190,171)
Other assets and liabilities	(14,582)	52,123
Cash used by operating activities	(19,261)	(913,957)
INVESTING ACTIVITIES
Capital expenditures	(96,343)	(89,958)
Software purchases	(42,597)	(47,858)
Other, net	(10,791)	6,112
Cash used by investing activities	(149,731)	(131,704)
FINANCING ACTIVITIES
Contingent consideration payment	—	(56,976)
Net increase in short-term borrowings	1,017,895	1,357,284
Payments on long-term debt	(907,656)	(500,522)
Payment of debt issuance costs	(576)	(807)
Cash dividends paid	(233,172)	(388,284)
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	(2,392)	(1,931)
Cash provided (used) by financing activities	(125,901)	408,764
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(21,190)	(85,888)
Net change in cash, cash equivalents and restricted cash	(316,083)	(722,785)
Cash, cash equivalents and restricted cash – beginning of year	816,319	1,277,082
Cash, cash equivalents and restricted cash – end of period	$500,236	$554,297

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$498,912	$552,811
Other current assets	1,197	1,360
Other assets	127	126
Total cash, cash equivalents and restricted cash	$500,236	$554,297
See notes to consolidated financial statements.
VF Corporation Q2 FY24 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 2023
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2023	388,836,545	$97,209	$3,733,777	$(1,053,529)	$(60,694)	$2,716,763
Net loss	—	—	—	—	(450,697)	(450,697)
Dividends on Common Stock ($0.30 per share)	—	—	(116,597)	—	—	(116,597)
Stock-based compensation, net	47,280	12	20,849	—	(2,109)	18,752
Foreign currency translation and other	—	—	—	(5,289)	—	(5,289)
Defined benefit pension plans	—	—	—	5,573	—	5,573
Derivative financial instruments	—	—	—	41,540	—	41,540
Balance, September 2023	388,883,825	$97,221	$3,638,029	$(1,011,705)	$(513,500)	$2,210,045

	Three Months Ended September 2022
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2022	388,490,713	$97,123	$3,941,440	$(874,876)	$188,806	$3,352,493
Net loss	—	—	—	—	(118,432)	(118,432)
Dividends on Common Stock ($0.50 per share)	—	—	(5,343)	—	(188,806)	(194,149)
Stock-based compensation, net	78,349	19	16,689	—	(1,695)	15,013
Foreign currency translation and other	—	—	—	(50,680)	—	(50,680)
Defined benefit pension plans	—	—	—	7,594	—	7,594
Derivative financial instruments	—	—	—	73,797	—	73,797
Balance, September 2022	388,569,062	$97,142	$3,952,786	$(844,165)	$(120,127)	$3,085,636

Continued on next page.

See notes to consolidated financial statements.

7 VF Corporation Q2 FY24 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended September 2023
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2023	388,665,531	$97,166	$3,775,979	$(1,019,518)	$57,086	$2,910,713
Net loss	—	—	—	—	(508,122)	(508,122)
Dividends on Common Stock ($0.60 per share)	—	—	(176,086)	—	(57,086)	(233,172)
Stock-based compensation, net	218,294	55	38,136	—	(5,378)	32,813
Foreign currency translation and other	—	—	—	(18,438)	—	(18,438)
Defined benefit pension plans	—	—	—	12,054	—	12,054
Derivative financial instruments	—	—	—	14,197	—	14,197
Balance, September 2023	388,883,825	$97,221	$3,638,029	$(1,011,705)	$(513,500)	$2,210,045

	Six Months Ended September 2022
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2022	388,298,375	$97,075	$3,916,384	$(926,579)	$443,475	$3,530,355
Net loss	—	—	—	—	(174,392)	(174,392)
Dividends on Common Stock ($1.00 per share)	—	—	(5,343)	—	(382,941)	(388,284)
Stock-based compensation, net	270,687	67	41,745	—	(6,269)	35,543
Foreign currency translation and other	—	—	—	(132,214)	—	(132,214)
Defined benefit pension plans	—	—	—	63,745	—	63,745
Derivative financial instruments	—	—	—	150,883	—	150,883
Balance, September 2022	388,569,062	$97,142	$3,952,786	$(844,165)	$(120,127)	$3,085,636

See notes to consolidated financial statements.
VF Corporation Q2 FY24 Form 10-Q 8

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
9 VF Corporation Q2 FY24 Form 10-Q

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 2, 2023 through March 30, 2024 ("Fiscal 2024"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2024. For presentation purposes herein, all references to periods ended September 2023 and September 2022 relate to the fiscal periods ended on September 30, 2023 and October 1, 2022, respectively. References to March 2023 relate to information as of April 1, 2023.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2023 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended September 2023 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2024. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended April 1, 2023 (“Fiscal 2023 Form 10-K”).
Recent Developments and Uncertainties
There is ongoing uncertainty around the global economy and macroeconomic environment, which we expect to continue and cause disruption and near-term challenges for our business. Macroeconomic conditions include inflationary pressures, higher interest rates and weakened consumer sentiment. These conditions have led to elevated inventories in certain markets, a volatile promotional environment, and increased borrowing costs. VF has considered the impact of these developments on the estimates and assumptions used when preparing the interim consolidated financial statements and accompanying notes. The duration and severity of these recent developments, and the related impacts on VF's business are subject to uncertainty; however, the estimates and assumptions made by management are based on available information.
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
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires companies with supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of the financial statements to understand the nature of, activity in, and potential magnitude of the program. The guidance became effective for VF in the first quarter of Fiscal 2024, except for the rollforward information that will be effective for annual periods beginning in Fiscal 2025 on a prospective basis. Early adoption is permitted. The Company adopted the required guidance in the first quarter of Fiscal 2024 and is evaluating the impact of adopting the guidance related to the rollforward information. Refer to Note 9 for disclosures related to the Company’s supply chain financing program.

VF Corporation Q2 FY24 Form 10-Q 10

NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	September 2023	March 2023	September 2022
Contract assets (a)	$3,267	$2,294	$2,772
Contract liabilities (b)	63,820	62,214	77,466
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.

For the three and six months ended September 2023, the Company recognized $59.0 million and $127.2 million, respectively, of revenue that was included in the contract liability balance during the periods, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of September 2023, the Company expects to recognize $57.4 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of September 2023, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the three and six months ended September 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended September 2023
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,275,543	$437,003	$192,620	$—	$1,905,166
Direct-to-consumer	433,071	638,545	39,957	—	1,111,573
Royalty	5,065	6,739	5,696	—	17,500
Total	$1,713,679	$1,082,287	$238,273	$—	$3,034,239

Geographic revenues
Americas	$795,748	$585,884	$186,868	$—	$1,568,500
Europe	657,206	370,885	33,946	—	1,062,037
Asia-Pacific	260,725	125,518	17,459	—	403,702
Total	$1,713,679	$1,082,287	$238,273	$—	$3,034,239
11 VF Corporation Q2 FY24 Form 10-Q

	Three Months Ended September 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,157,170	$541,031	$216,825	$—	$1,915,026
Direct-to-consumer	394,324	710,547	41,252	—	1,146,123
Royalty	3,834	8,532	7,085	—	19,451
Total	$1,555,328	$1,260,110	$265,162	$—	$3,080,600

Geographic revenues
Americas	$820,756	$724,882	$208,497	$—	$1,754,135
Europe	528,568	378,651	25,210	—	932,429
Asia-Pacific	206,004	156,577	31,455	—	394,036
Total	$1,555,328	$1,260,110	$265,162	$—	$3,080,600

	Six Months Ended September 2023
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,765,474	$899,268	$338,789	$—	$3,003,531
Direct-to-consumer	769,404	1,236,166	79,611	—	2,085,181
Royalty	8,498	12,862	10,503	—	31,863
Total	$2,543,376	$2,148,296	$428,903	$—	$5,120,575

Geographic revenues
Americas	$1,200,154	$1,211,731	$340,439	$—	$2,752,324
Europe	945,427	648,011	52,947	—	1,646,385
Asia-Pacific	397,795	288,554	35,517	—	721,866
Total	$2,543,376	$2,148,296	$428,903	$—	$5,120,575

	Six Months Ended September 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$1,629,452	$1,123,191	$410,016	$148	$3,162,807
Direct-to-consumer	687,009	1,376,703	81,501	—	2,145,213
Royalty	7,491	14,161	12,523	—	34,175
Total	$2,323,952	$2,514,055	$504,040	$148	$5,342,195

Geographic revenues
Americas	$1,215,271	$1,515,611	$408,157	$148	$3,139,187
Europe	803,613	681,926	41,503	—	1,527,042
Asia-Pacific	305,068	316,518	54,380	—	675,966
Total	$2,323,952	$2,514,055	$504,040	$148	$5,342,195
NOTE 4 — INVENTORIES

(In thousands)	September 2023	March 2023	September 2022
Finished products	$2,427,948	$2,240,215	$2,689,412
Work-in-process	42,482	39,508	46,584
Raw materials	10,621	13,067	13,898
Total inventories	$2,481,051	$2,292,790	$2,749,894
VF Corporation Q2 FY24 Form 10-Q 12

NOTE 5 — INTANGIBLE ASSETS

			September 2023			March 2023
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$260,142	$178,878	$81,264	$88,902
Indefinite-lived intangible assets:
Trademarks and trade names					2,549,531	2,553,919
Intangible assets, net					$2,630,795	$2,642,821
Amortization expense for the three and six months ended September 2023 was $3.4 million and $6.9 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2024 is $13.6 million, $13.0 million, $12.1 million, $11.6 million and $10.7 million, respectively.
NOTE 6 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2023	$653,787	$1,211,244	$113,382	$1,978,413
Currency translation	(4,197)	(12,361)	(635)	(17,193)
Balance, September 2023	$649,590	$1,198,883	$112,747	$1,961,220
Accumulated impairment charges were $323.2 million for the Outdoor segment and $394.1 million for the Active segment as of the dates presented above. No impairment charges were recorded during the six months ended September 2023.
NOTE 7 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and impairment. Components of lease cost were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2023	2022	2023	2022
Operating lease cost	$105,971	$101,427	$212,102	$203,132
Other lease cost	36,970	34,011	72,289	67,176
Total lease cost	$142,941	$135,438	$284,391	$270,308

During the six months ended September 2023 and 2022, the Company paid $217.6 million and $204.5 million for operating leases, respectively. During the six months ended September 2023 and 2022, the Company obtained $140.0 million and $215.1 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 8 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Euro Commercial Paper Program
During the three months ended September 2023, VF commenced a euro commercial paper program, which in addition to the existing U.S. commercial paper program, is supported by VF's $2.25 billion Global Credit Facility. Commercial paper borrowings under this new program were €218.0 million ($230.6 million) as of September 2023 and had a weighted average interest rate of 4.09%. The Company has designated the euro commercial paper borrowings as a net investment hedge of VF's investment in certain foreign operations. Refer to Note 17 for additional information. There were also $778.0 million and $1.7 billion in U.S. commercial paper borrowings as of September 2023 and September 2022, respectively.
Senior Notes Maturity
On September 18, 2023, VF repaid €850.0 million ($907.1 million) in aggregate principal amount of its outstanding 0.625% Senior Notes due in September 2023, in accordance with the terms of the notes.
13 VF Corporation Q2 FY24 Form 10-Q

NOTE 9 — SUPPLY CHAIN FINANCING PROGRAM
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date), are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At September 2023, March 2023 and September 2022, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $688.0 million, $510.9 million and $626.1 million, respectively, due to suppliers that are eligible to participate in the SCF program.
NOTE 10 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2023	2022	2023	2022
Service cost – benefits earned during the period	$2,237	$2,626	$4,429	$5,272
Interest cost on projected benefit obligations	11,775	10,680	23,587	23,311
Expected return on plan assets	(15,902)	(14,752)	(31,779)	(33,612)
Settlement charges	7	1,141	3,299	92,902
Amortization of deferred amounts:
Net deferred actuarial losses	4,170	3,953	8,402	7,674
Deferred prior service credits	(137)	(111)	(272)	(223)
Net periodic pension cost	$2,150	$3,537	$7,666	$95,324

VF has reported the service cost component of net periodic pension cost in operating income (loss) and the other components, which include interest cost, expected return on plan assets, settlement charges and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $17.8 million to its defined benefit plans during the six months ended September 2023, and intends to make approximately $12.1 million of contributions during the remainder of Fiscal 2024.
VF recorded $3.3 million in settlement charges in the other income (expense), net line item in the Consolidated Statement of Operations for the six months ended September 2023, as well as $1.1 million for both the three and six months ended September 2022. The settlement charges related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate. The discount rate used to determine the supplemental defined benefit pension obligation as of September 2023 and June 2023 was 6.10% and 5.44%, respectively.
Additionally, in the first quarter of Fiscal 2023, VF entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract relating to approximately $330.0 million of the U.S. qualified defined benefit pension plan obligations. The transaction closed on June 30, 2022 and was funded entirely by existing assets of the plan. Under the group annuity contract, Prudential assumed responsibility for benefit payments and annuity administration for approximately 17,700 retirees and beneficiaries. The transaction did not change the amount or timing of monthly retirement benefit payments. VF recorded a $91.8 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations during the six months ended September 2022 to recognize the related deferred actuarial losses in accumulated other comprehensive loss (“OCL”).
NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the six months ended September 2023, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
VF Corporation Q2 FY24 Form 10-Q 14

Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of September 2023, March 2023 or September 2022. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
Accumulated Other Comprehensive Loss
Comprehensive loss consists of net loss and specified components of other comprehensive income (loss), which relate to changes in assets and liabilities that are not included in net loss under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive loss is presented in the Consolidated Statements of Comprehensive Loss. The deferred components of other comprehensive income (loss) are reported, net of related income taxes, in accumulated OCL in stockholders’ equity, as follows:

(In thousands)	September 2023	March 2023	September 2022
Foreign currency translation and other	$(878,089)	$(859,651)	$(883,846)
Defined benefit pension plans	(155,638)	(167,692)	(166,545)
Derivative financial instruments	22,022	7,825	206,226
Accumulated other comprehensive loss	$(1,011,705)	$(1,019,518)	$(844,165)
The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended September 2023
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2023	$(872,800)	$(161,211)	$(19,518)	$(1,053,529)
Other comprehensive income (loss) before reclassifications	(5,289)	2,676	50,043	47,430
Amounts reclassified from accumulated other comprehensive loss	—	2,897	(8,503)	(5,606)
Net other comprehensive income (loss)	(5,289)	5,573	41,540	41,824
Balance, September 2023	$(878,089)	$(155,638)	$22,022	$(1,011,705)

	Three Months Ended September 2022
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2022	$(833,166)	$(174,139)	$132,429	$(874,876)
Other comprehensive income (loss) before reclassifications	(50,680)	4,108	86,329	39,757
Amounts reclassified from accumulated other comprehensive loss	—	3,486	(12,532)	(9,046)
Net other comprehensive income (loss)	(50,680)	7,594	73,797	30,711
Balance, September 2022	$(883,846)	$(166,545)	$206,226	$(844,165)

	Six Months Ended September 2023
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2023	$(859,651)	$(167,692)	$7,825	$(1,019,518)
Other comprehensive income (loss) before reclassifications	(18,438)	3,764	31,441	16,767
Amounts reclassified from accumulated other comprehensive loss	—	8,290	(17,244)	(8,954)
Net other comprehensive income (loss)	(18,438)	12,054	14,197	7,813
Balance, September 2023	$(878,089)	$(155,638)	$22,022	$(1,011,705)
15 VF Corporation Q2 FY24 Form 10-Q

	Six Months Ended September 2022
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March, 2022	$(751,632)	$(230,290)	$55,343	$(926,579)
Other comprehensive income (loss) before reclassifications	(132,214)	(10,376)	170,384	27,794
Amounts reclassified from accumulated other comprehensive loss	—	74,121	(19,501)	54,620
Net other comprehensive income (loss)	(132,214)	63,745	150,883	82,414
Balance, September 2022	$(883,846)	$(166,545)	$206,226	$(844,165)
Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended September		Six Months Ended September
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2023	2022	2023	2022
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(4,170)	$(3,953)	$(8,402)	$(7,674)
Deferred prior service credits	Other income (expense), net	137	111	272	223
Pension settlement charges	Other income (expense), net	(7)	(1,141)	(3,299)	(92,902)
Total before tax		(4,040)	(4,983)	(11,429)	(100,353)
Tax benefit		1,143	1,497	3,139	26,232
Net of tax		(2,897)	(3,486)	(8,290)	(74,121)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(516)	(6,421)	574	(9,955)
Foreign exchange contracts	Cost of goods sold	9,399	23,658	17,474	35,014
Foreign exchange contracts	Selling, general and administrative expenses	1,007	1,955	2,308	3,564
Foreign exchange contracts	Other income (expense), net	(750)	(4,313)	(1,261)	(5,529)
Interest rate contracts	Interest expense	1,098	27	1,823	54
Total before tax		10,238	14,906	20,918	23,148
Tax expense		(1,735)	(2,374)	(3,674)	(3,647)
Net of tax		8,503	12,532	17,244	19,501
Total reclassifications for the period, net of tax		$5,606	$9,046	$8,954	$(54,620)
NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the six months ended September 2023, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 5,671,370 shares of its Common Stock at a weighted average exercise price of $18.24 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options typically vest and become exercisable in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
VF Corporation Q2 FY24 Form 10-Q 16

The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Six Months Ended September 2023
Expected volatility	33% to 52%
Weighted average expected volatility	41%
Expected term (in years)	6.0 to 7.8
Weighted average dividend yield	3.8%
Risk-free interest rate	3.80% to 5.50%
Weighted average fair value at date of grant	$5.74

During the six months ended September 2023, VF granted 677,582 performance-based restricted stock units ("RSUs") to executives that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The weighted average fair market value of VF Common Stock at the dates the units were granted was $18.49 per share. Each performance-based RSU has a potential final payout ranging from zero to two and one-quarter shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial and relative total shareholder return targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The financial targets include 50% weighting based on VF's revenue growth and 50% weighting based on VF's gross margin performance over the three-year period compared to financial targets. Furthermore, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's total shareholder return ("TSR") over the three-year period compares to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index, resulting in a maximum payout of 225% of the target award. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $0.35 per share.
During the six months ended September 2023, VF granted 48,671 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The weighted average fair market value of VF Common Stock at the dates the units were granted was $18.06 per share.
In addition, VF granted 2,660,333 nonperformance-based RSUs to employees during the six months ended September 2023. These units generally vest over periods up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $18.00 per share.
Equity awards granted to Bracken Darrell in connection with his appointment as VF's President and Chief Executive Officer, are included within the grants of stock options, performance-based RSUs and nonperformance-based RSUs during the six months ended September 2023, as discussed above. These include awards granted as part of Mr. Darrell's annual long-term incentive opportunity that follow VF's normal vesting provisions, and additional make-whole equity awards that vest 50% after one year and 50% after two years following appointment, subject to his continued employment through the applicable vesting dates.
NOTE 13 — INCOME TAXES

The effective income tax rate for the six months ended September 2023 was 310.4% compared to 11.3% in the 2022 period. The six months ended September 2023 included a net discrete tax expense of $703.3 million, primarily related to the tax effects of decisions in the Timberland tax case and Belgium excess profits ruling, which are discussed further below. Excluding the $703.3 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 19.2%. The six months ended September 2022 included a net discrete tax expense of $5.1 million, which primarily related to unrecognized tax benefits and interest. Excluding the $5.1 million net discrete tax expense in the 2022 period, the effective income tax rate would have been 13.9%. Without discrete items, the effective income tax rate for the six months ended September 2023 increased by 5.3% compared with the 2022 period primarily due to disproportionate year-to-date losses in jurisdictions with no tax benefit, as well as the jurisdictional mix of earnings.
As previously reported, VF petitioned the U.S. Tax Court (the “Tax Court”) to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argued that all such income should have been immediately included in 2011, VF reported periodic income inclusions in subsequent tax years. In Fiscal 2023, the Tax Court issued its final decision in favor of the IRS, which was appealed by VF. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable and began to accrue interest income. These amounts were included in the other assets line item in VF's Consolidated Balance Sheet, based on our assessment of the position under the more-likely-than-not standard of the accounting literature. On September 8, 2023, the U.S. Court of Appeals for the First Circuit (“Appeals Court”) upheld the Tax Court’s decision in favor of the IRS. As a result of the Appeals Court decision, VF determined that its position no longer met the more-likely-than-not threshold, and thus wrote off the related income tax receivable and associated interest and recorded $690.0 million of income tax expense in the three months ended September 2023. This amount includes the reversal of $19.6 million of interest income, of which $7.5 million was recorded in the first quarter of Fiscal 2024. This amount reflects the total estimated net impact to VF’s tax expense, which includes the expected reduction in taxes paid on the periodic inclusions that VF has reported, release of related deferred tax liabilities, and consideration of indirect tax effects resulting from
17 VF Corporation Q2 FY24 Form 10-Q

the decision. The estimated impact is subject to future adjustments based on finalization with tax authorities.
VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. During 2015, the European Union Commission ("EU") investigated and announced its decision that these rulings were illegal and ordered the tax benefits to be collected from affected companies, including VF. During 2017 and 2018, VF Europe BVBA was assessed and paid €35.0 million in tax and interest, which was recorded as an income tax receivable and was included in the other current assets line item in VF's Consolidated Balance Sheets, based on the expected success of the requests for annulment. After subsequent annulments and appeals, the General Court confirmed the decision of the EU on September 20, 2023. As a result, VF wrote off the related income tax receivable and recorded a benefit for the associated foreign tax credit, resulting in $26.1 million of net income tax expense in the three months ended September 2023.
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
During the six months ended September 2023, the amount of net unrecognized tax benefits and associated interest increased by $5.8 million to $303.4 million, which includes a net reduction of $183.0 million due to settlement with the tax authorities related to intellectual property transfers completed in a prior period and a net increase of $192.5 million due to uncertainty in the application of court decisions upheld upon appeal. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $28.9 million due to settlement of audits and expiration of statutes of limitations. The overall decrease of unrecognized tax benefits would reduce income tax expense by $25.2 million.
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
Financial information for VF's reportable segments is as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2023	2022	2023	2022
Segment revenues:
Outdoor	$1,713,679	$1,555,328	$2,543,376	$2,323,952
Active	1,082,287	1,260,110	2,148,296	2,514,055
Work	238,273	265,162	428,903	504,040
Other	—	—	—	148
Total segment revenues	$3,034,239	$3,080,600	$5,120,575	$5,342,195
Segment profit (loss):
Outdoor	$296,750	$260,439	$253,089	$213,588
Active	133,970	180,255	257,752	394,286
Work	8,515	39,500	15,346	74,502
Other	—	(157)	—	(382)
Total segment profit	439,235	480,037	526,187	681,994
Impairment of goodwill and intangible assets	—	(421,922)	—	(421,922)
Corporate and other expenses	(79,818)	(158,214)	(179,329)	(391,523)
Interest expense, net	(55,644)	(33,903)	(105,363)	(65,165)
Income (loss) before income taxes	$303,773	$(134,002)	$241,495	$(196,616)
VF Corporation Q2 FY24 Form 10-Q 18

NOTE 15 — NET LOSS PER SHARE

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2023	2022	2023	2022
Net loss per common share – basic:
Net loss	$(450,697)	$(118,432)	$(508,122)	$(174,392)
Weighted average common shares outstanding	388,338	387,688	388,249	387,625
Net loss per common share	$(1.16)	$(0.31)	$(1.31)	$(0.45)
Net loss per common share – diluted:
Net loss	$(450,697)	$(118,432)	$(508,122)	$(174,392)
Weighted average common shares outstanding	388,338	387,688	388,249	387,625
Incremental shares from stock options and other dilutive securities	—	—	—	—
Adjusted weighted average common shares outstanding	388,338	387,688	388,249	387,625
Net loss per common share	$(1.16)	$(0.31)	$(1.31)	$(0.45)
In the three and six-month periods ended September 2023 and September 2022, the dilutive impacts of outstanding stock options and other dilutive securities were excluded from dilutive shares as a result of the Company's net loss for the periods and, as such, their inclusion would have been anti-dilutive. As a result, a total of 19.3 million and 19.0 million potentially dilutive shares related to stock options and other dilutive securities were excluded from the diluted earnings per share calculations for the three and six-month periods ended September 2023, respectively, and 13.0 million and 13.2 million potentially dilutive shares were excluded for the three and six-month periods ended September 2022, respectively.
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
19 VF Corporation Q2 FY24 Form 10-Q

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
September 2023
Financial assets:
Cash equivalents:
Money market funds	$82,146	$82,146	$—	$—
Time deposits	37,935	37,935	—	—
Derivative financial instruments	57,371	—	57,371	—
Deferred compensation	86,186	86,186	—	—
Financial liabilities:
Derivative financial instruments	38,569	—	38,569	—
Deferred compensation	83,312	—	83,312	—

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2023
Financial assets:
Cash equivalents:
Money market funds	$418,304	$418,304	$—	$—
Time deposits	21,233	21,233	—	—
Derivative financial instruments	49,688	—	49,688	—
Deferred compensation	99,200	99,200	—	—
Financial liabilities:
Derivative financial instruments	72,653	—	72,653	—
Deferred compensation	96,364	—	96,364	—
(a)There were no transfers among the levels within the fair value hierarchy during the six months ended September 2023 or the year ended March 2023.

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
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2023 and March 2023, their carrying values approximated fair value. Additionally, at September 2023 and March 2023, the carrying values of VF’s long-term debt, including the current portion, were $5,657.7 million and $6,635.3 million, respectively, compared with fair values of $5,111.0 million and $6,244.4 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
During the three months ended September 2023, management determined that the recent downturn in the Dickies historical financial results, combined with a downward revision to the latest Fiscal 2024 forecast, was a triggering event that required management to perform a quantitative impairment analysis of both the Dickies reporting unit goodwill and the Dickies indefinite-lived trademark intangible asset. Based on the analysis, management concluded both the goodwill and indefinite-lived intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 8%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the September 30, 2023 testing date were $61.2 million and $290.0 million,
VF Corporation Q2 FY24 Form 10-Q 20

respectively. The Dickies reporting unit is included in the Work reportable segment.
The fair values of the Dickies reporting unit and indefinite-lived trademark intangible asset were estimated using valuation techniques consistent with those discussed in the Critical Accounting Policies and Estimates section included in Management's Discussion and Analysis in the Fiscal 2023 Form 10-K.
Management's revenue and profitability forecasts used in the Dickies reporting unit and indefinite-lived trademark intangible asset valuations considered recent and historical performance, strategic initiatives, industry trends and macroeconomic factors. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Dickies reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including a base year that considered recent actual results lower than previous internal forecasts, with revenue growth and profitability improvement throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for the brand and similar VF brands; and,
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results and the return to revenue growth and improved profitability. If the brand is unable to achieve the financial projections, an impairment of the reporting unit goodwill or indefinite-lived trademark intangible asset could occur in the future.
Management performed a sensitivity analysis on the impairment model used to test the Dickies reporting unit goodwill. In doing so, management determined that individual changes of a 30%
reduction in the annual growth for earnings before interest, tax, depreciation and amortization ("EBITDA"), or a 100 basis point increase in the discount rate used in the discounted cash flow model did not cause the estimated fair value of the reporting unit to decline below its carrying value.
Management made its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment or recoverability of the Dickies reporting unit goodwill or indefinite-lived trademark intangible asset could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the business does not perform as projected, (ii) overall economic conditions in the remainder of Fiscal 2024 or future years vary from current assumptions (including changes in discount rates and foreign currency exchange rates), (iii) business conditions or strategies change from current assumptions, including loss of major customers or channels, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA. A future impairment charge of the Dickies reporting unit goodwill or indefinite-lived trademark intangible asset could have a material effect on VF's consolidated financial position and results of operations.
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
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.3 billion at September 2023, $3.4 billion at March 2023 and $3.0 billion at September
2022, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Chinese renminbi, Mexican peso, South Korean won, Swedish krona, Polish zloty and Japanese yen. These derivative contracts have maturities up to 20 months.
The notional amounts of VF's outstanding interest rate swap contracts were $500.0 million at September 2023 and March 2023. There were no notional amounts outstanding on interest rate swap contracts at September 2022.
21 VF Corporation Q2 FY24 Form 10-Q

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2023	March 2023	September 2022	September 2023	March 2023	September 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$51,216	$46,752	$209,837	$(37,664)	$(71,052)	$(31,844)
Interest rate contracts	4,897	—	—	—	(1,140)	—
Total derivatives designated as hedging instruments	56,113	46,752	209,837	(37,664)	(72,192)	(31,844)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	1,258	2,936	5,427	(905)	(461)	(1,077)
Total derivatives	$57,371	$49,688	$215,264	$(38,569)	$(72,653)	$(32,921)
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

	September 2023		March 2023		September 2022

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$57,371	$(38,569)	$49,688	$(72,653)	$215,264	$(32,921)
Gross amounts not offset in the Consolidated Balance Sheets	(25,460)	25,460	(26,470)	26,470	(32,358)	32,358
Net amounts	$31,911	$(13,109)	$23,218	$(46,183)	$182,906	$(563)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		September 2023	March 2023	September 2022
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$40,567	$48,132	$186,926
Foreign exchange contracts	Accrued liabilities	(35,347)	(59,995)	(28,484)
Foreign exchange contracts	Other assets	11,907	1,556	28,338
Foreign exchange contracts	Other liabilities	(3,222)	(11,518)	(4,437)
Interest rate contracts	Other assets	4,897	—	—
Interest rate contracts	Other liabilities	—	(1,140)	—
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

(In thousands)	Gain on Derivatives Recognized in Accumulated OCL Three Months Ended September		Gain on Derivatives Recognized in Accumulated OCL Six Months Ended September

Cash Flow Hedging Relationships	2023	2022	2023	2022
Foreign exchange contracts	$58,509	$102,685	$29,349	$202,115
Interest rate contracts	1,386	—	7,806	—
Total	$59,895	$102,685	$37,155	$202,115
VF Corporation Q2 FY24 Form 10-Q 22

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Loss Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCL into Net Loss Six Months Ended September

Cash Flow Hedging Relationships	Location of Gain (Loss)	2023	2022	2023	2022
Foreign exchange contracts	Net revenues	$(516)	$(6,421)	$574	$(9,955)
Foreign exchange contracts	Cost of goods sold	9,399	23,658	17,474	35,014
Foreign exchange contracts	Selling, general and administrative expenses	1,007	1,955	2,308	3,564
Foreign exchange contracts	Other income (expense), net	(750)	(4,313)	(1,261)	(5,529)
Interest rate contracts	Interest expense	1,098	27	1,823	54
Total		$10,238	$14,906	$20,918	$23,148
Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as intercompany borrowings. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. During the six months ended September 2023, certain derivative contracts were de-designated as hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCL and recognized an $8.1 million loss in cost of goods sold during the six months ended September 2023.
The changes in fair value of derivative contracts not designated as hedges and recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three and six months ended September 2023 and September 2022.
Other Derivative Information
At September 2023, accumulated OCL included $4.9 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes and euro commercial paper borrowings, which represented €2.218 billion in aggregate principal as of September 2023, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three and six-month periods ended September 2023, the Company recognized an after-tax gain of $65.9 million and $55.5 million, respectively, in other comprehensive income (loss) related to the net investment hedge transaction and an after-tax gain of $84.0 million and $171.7 million for the three and six-month periods ended September 2022, respectively. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
NOTE 18 — RESTRUCTURING
The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities, primarily related to severance and employee-related benefits. During the three and six months ended September 2023, VF recognized $0.4 million and $1.1 million, respectively, of restructuring charges, related to approved initiatives. All restructuring charges recognized in the three and six months ended September 2023 were reflected in selling, general and administrative expenses. The Company has not recognized any significant incremental costs related to accruals for the year ended March 2023 or prior periods.
Of the $21.5 million total restructuring accrual at September 2023, $20.7 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $0.8 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
23 VF Corporation Q2 FY24 Form 10-Q

The components of the restructuring charges are as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2023	2022	2023	2022
Severance and employee-related benefits	$—	$37,464	$676	$39,558
Accelerated depreciation	—	3,583	—	7,251
Contract termination and other	435	4,759	454	5,103
Total restructuring charges	$435	$45,806	$1,130	$51,912
Restructuring costs by business segment are as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2023	2022	2023	2022
Outdoor	$—	$496	$242	$496
Active	—	1,478	434	1,478
Work	—	9	—	9
Corporate and other	435	43,823	454	49,929
Total	$435	$45,806	$1,130	$51,912
The activity in the restructuring accrual for the six-month period ended September 2023 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2023	$38,721	$6,545	$45,266
Charges	676	—	676
Cash payments and settlements	(16,440)	(4,380)	(20,820)
Adjustments to accruals	(3,015)	(582)	(3,597)
Impact of foreign currency	(52)	—	(52)
Accrual at September 2023	$19,890	$1,583	$21,473
NOTE 19 — SUBSEQUENT EVENT

On October 24, 2023, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on December 20, 2023 to stockholders of record on December 11, 2023.
VF Corporation Q2 FY24 Form 10-Q 24

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 2, 2023 through March 30, 2024 ("Fiscal 2024"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2024. For presentation purposes herein, all references to periods ended September 2023 and September 2022 relate to the fiscal periods ended on September 30, 2023 and October 1, 2022, respectively. References to March 2023 relate to information as of April 1, 2023.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers.
References to the three and six months ended September 2023 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three and six months ended September 2022 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.

RECENT DEVELOPMENTS
Reinvent
On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The first announced steps in this transformation, which cover the following priorities: improve North America results, deliver the Vans® turnaround, reduce costs and strengthen the balance sheet, are as follows:
•Establish global commercial organization, inclusive of an Americas region: Change the operating model with the establishment of a global commercial structure. This includes the creation of an Americas regional platform, modeled on the Company's successful operations in the Europe and Asia-Pacific regions. With this change, VF has created the role of Chief Commercial Officer, with responsibility for go-to-market execution globally.
•Sharpen brand presidents' focus on sustainable growth: A direct consequence and intent of the operating model change, which is particularly critical at this stage for the Vans® brand, enables brand presidents to direct greater focus and attention to long-term brand-building, product innovation and growth strategies.
•Appoint new Vans® president: The current Global Brand President of Vans® will be stepping down from the position and will transition to lead Reinvent and the project teams driving the work. A search for a new brand president is underway.
•Optimize cost structure to improve operating efficiency and profitability: Implement a large-scale cost reduction program, which is expected to deliver $300 million in fixed cost savings, by removing spend in non-strategic areas of the business, and simplifying and right-sizing VF's structure.
•Reduce debt and leverage: In addition to improving operating performance, VF is committed to deleveraging the balance sheet.
Reinvent will likely result in charges, including cash and non-cash items.
Dividend Update
On October 24, 2023, the Board of Directors declared a quarterly dividend of $0.09 per share that is payable during the third quarter of Fiscal 2024, which represents a 70% reduction when compared to the dividend of $0.30 per share paid in the second quarter of Fiscal 2024. The decrease in the dividend is an action taken to strengthen the Company's financial position by reducing debt. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Executive Leadership Transition
On June 16, 2023, the Board of Directors approved the appointment of Bracken Darrell as President and Chief Executive Officer of the Company, effective as of July 17, 2023.
Macroeconomic Environment and Uncertainties
The macroeconomic environment continues to dynamically evolve. Global trends, including inflationary pressures, have weakened consumer sentiment, negatively impacting consumer spending behavior and creating variable traffic patterns across channels. These conditions have led to elevated inventories in certain markets and a volatile promotional environment. The Company is also operating in a higher interest rate environment, resulting in increased borrowing costs. There is ongoing uncertainty around the global economy and macroeconomic environment, which we expect to continue and cause disruption and near-term challenges for our business.
Though not expected to have a significant impact in the current year, the coronavirus ("COVID-19") pandemic resulted in temporary closures of VF-operated retail stores in the first half of Fiscal 2023, most notably in the Asia-Pacific region, which significantly impacted prior year revenues in the region. The ongoing conflict between Russia and Ukraine and the recent conflict in the Middle East continue to cause disruption in the regions and unknown impacts to the global economy; however, we currently do not expect significant disruption to our business.
For additional information, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Fiscal 2023 Form 10-K.
25 VF Corporation Q2 FY24 Form 10-Q

SUMMARY OF THE SECOND QUARTER OF FISCAL 2024

•Revenues were down 2% to $3.0 billion compared to the three months ended September 2022, including a 2% favorable impact from foreign currency.
•Outdoor segment revenues increased 10% to $1.7 billion compared to the three months ended September 2022, including a 2% favorable impact from foreign currency.
•Active segment revenues decreased 14% to $1.1 billion compared to the three months ended September 2022, including a 2% favorable impact from foreign currency.
•Work segment revenues decreased 10% to $238.3 million compared to the three months ended September 2022, including a 1% favorable impact from foreign currency.
•Wholesale revenues were down 1% compared to the three months ended September 2022, including a 2% favorable impact from foreign currency.
•Direct-to-consumer revenues were down 3% over the 2022 period, including a 2% favorable impact from foreign currency. E-commerce revenues also decreased 3% in the current period, including a 2% favorable impact from foreign currency. Direct-to-consumer revenues accounted for 37% of VF's net revenues for the three months ended September 2023.
•International revenues increased 10% compared to the three months ended September 2022, including a 5% favorable impact from foreign currency. Revenues in
Europe increased 14%, including an 8% favorable impact from foreign currency. Greater China (which includes Mainland China, Hong Kong and Taiwan) revenues increased 8%, including a 6% unfavorable impact from foreign currency. International revenues represented 55% of VF's net revenues for the three months ended September 2023.
•Revenues in the Americas region decreased 11% compared to the three months ended September 2022.
•Gross margin decreased 10 basis points to 51.3% compared to the three months ended September 2022, primarily driven by unfavorable rate impacts, largely offset by favorable mix.
•Net loss per share was $(1.16) compared to $(0.31) in the 2022 period. The loss per share was primarily driven by increased tax expense due to the unfavorable decision in the Timberland tax case during the three months ended September 2023, compared to being primarily driven by the goodwill and intangible asset impairment charges related to the Supreme reporting unit in the three months ended September 2022. The loss per share for the periods compared was also impacted by lower profitability in the Active and Work segments, partially offset by growth in the Outdoor segment, during the three months ended September 2023.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and six months ended September 2023 from the comparable periods in 2022:

(In millions)	Three Months Ended September	Six Months Ended September
Net revenues — 2022	$3,080.6	$5,342.2
Organic	(110.9)	(282.6)
Impact of foreign currency	64.5	61.0
Net revenues — 2023	$3,034.2	$5,120.6

VF reported a 2% and 4% decrease in revenues for the three and six months ended September 2023, respectively, compared to the 2022 periods, including a 2% and 1% favorable impact from foreign currency in the respective periods. The revenue decrease was primarily driven by declines in the Active segment in both the three and six months ended September 2023. Revenues in the Active segment during the three and six months ended September 2023 were significantly impacted by weakness in the Vans® brand, with declines across all regions, most notably in the Americas. The revenue decrease in both the three and six months ended September 2023 was also due to declines in the Work segment, driven by declines in the Dickies® brand. The decrease in both periods was partially offset by global growth in the Outdoor segment driven by increases in The North Face® brand across all regions. The revenue decrease in both periods was also partially offset by overall growth in the Europe and Asia-Pacific regions in both the three and six months ended September 2023. The Asia-Pacific region was negatively impacted by COVID-19 resurgence in Mainland China in the prior year periods.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
VF Corporation Q2 FY24 Form 10-Q 26

The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

	2023	2022	2023	2022
Gross margin (net revenues less cost of goods sold)	51.3%	51.4%	51.9%	52.4%
Selling, general and administrative expenses	39.3	40.6	45.0	45.0
Impairment of goodwill and intangible assets	—	13.7	—	7.9
Operating margin	12.0%	(2.9)%	6.9%	(0.5)%

Gross margin decreased 10 and 50 basis points in the three and six months ended September 2023, respectively, compared to the 2022 periods. The decrease in both the three and six months ended September 2023 was driven by higher product costs, partially offset by favorable mix and price increases.
Selling, general and administrative expenses as a percentage of total revenues decreased 130 basis points and remained flat during the three and six months ended September 2023, respectively, compared to the 2022 periods. Selling, general and administrative expenses decreased $59.0 million and $104.2 million in the three and six months ended September 2023, respectively, compared to the 2022 periods. The decrease was due to lower compensation and administrative costs, corporate restructuring charges and direct-to-consumer expenses in both the three and six months ended September 2023, which was partially offset by higher information technology costs in both periods.
Net interest expense increased $21.7 million and $40.2 million during the three and six months ended September 2023, respectively, compared to the 2022 periods. The increase in net interest expense in both the three and six months ended September 2023 was primarily due to additional borrowings on long-term debt at higher rates, partially offset by lower short-term commercial paper borrowings and higher investment rates. Total outstanding debt averaged $6.9 billion in the six months ended September 2023 and $5.3 billion in the same period in 2022, with weighted average interest rates of 3.2% and 2.3% in the six months ended September 2023 and 2022, respectively.
Other income (expense), net decreased $5.8 million and $96.9 million during the three and six months ended September 2023, respectively, compared to the 2022 periods. The decrease in the three months ended September 2023 was primarily due to lower foreign currency losses compared to the 2022 period. The decrease in the six months ended September 2023 was primarily due to a $91.8 million pension settlement charge recorded in the 2022 period, which resulted from the purchase of a group annuity contract and transfer of a portion of the assets and liabilities associated with the U.S. qualified defined benefit pension plan to an insurance company.
VF recorded goodwill and intangible asset impairment charges of $229.0 million and $192.9 million, respectively, in the three and six months ended September 2022 related to the Supreme reporting unit. During the three months ended September 2022, due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, the Company determined that a triggering event had occurred requiring impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. The impairment related to an increase in the market-based discount rates used in the valuation and the negative impact of foreign currency exchange rate changes on financial projections.
The effective income tax rate for the six months ended September 2023 was 310.4% compared to 11.3% in the 2022 period. The six months ended September 2023 included a net discrete tax expense of $703.3 million, primarily related to the tax effects of decisions in the Timberland tax case and Belgium excess profits ruling. Excluding the $703.3 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 19.2%. The six months ended September 2022 included a net discrete tax expense of $5.1 million, which primarily related to unrecognized tax benefits and interest. Excluding the $5.1 million net discrete tax expense in the 2022 period, the effective income tax rate would have been 13.9%. Without discrete items, the effective income tax rate for the six months ended September 2023 increased by 5.3% compared with the 2022 period primarily due to disproportionate year-to-date losses in jurisdictions with no tax benefit, as well as the jurisdictional mix of earnings.
As a result of the above, net loss in the three months ended September 2023 was $(450.7) million ($(1.16) per diluted share) compared to $(118.4) million ($(0.31) per diluted share) in the 2022 period, and net loss in the six months ended September 2023 was $(508.1) million ($(1.31) per diluted share) compared to $(174.4) million ($(0.45) per diluted share) in the 2022 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

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
27 VF Corporation Q2 FY24 Form 10-Q

The following tables present a summary of the changes in segment revenues and profit (loss) in the three and six months ended September 2023 from the comparable periods in 2022 and revenues by region for our top 4 brands for the three and six months ended September 2023 and 2022:
Segment Revenues:

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2022	$1,555.3	$1,260.1	$265.2	$—	$3,080.6
Organic	122.7	(205.1)	(28.4)	—	(110.9)
Impact of foreign currency	35.7	27.3	1.5	—	64.5
Segment revenues — 2023	$1,713.7	$1,082.3	$238.3	$—	$3,034.2

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2022	$2,324.0	$2,514.1	$504.0	$0.1	$5,342.2
Organic	186.0	(393.1)	(75.4)	(0.1)	(282.6)
Impact of foreign currency	33.4	27.3	0.3	—	61.0
Segment revenues — 2023	$2,543.4	$2,148.3	$428.9	$—	$5,120.6

Segment Profit (Loss):

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2022	$260.4	$180.3	$39.5	$(0.2)	$480.0
Organic	29.0	(52.9)	(31.6)	0.2	(55.3)
Impact of foreign currency	7.4	6.6	0.6	—	14.5
Segment profit — 2023	$296.8	$134.0	$8.5	$—	$439.2

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2022	$213.6	$394.3	$74.5	$(0.4)	$682.0
Organic	33.3	(142.6)	(59.8)	0.4	(168.7)
Impact of foreign currency	6.2	6.1	0.6	—	12.9
Segment profit — 2023	$253.1	$257.8	$15.3	$—	$526.2
Note: Amounts may not sum due to rounding.
VF Corporation Q2 FY24 Form 10-Q 28

Top Brand Revenues:
	Three Months Ended September 2023
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$449.9	$539.5	$207.0	$120.0	$1,316.4
Europe	217.8	401.7	216.2	33.9	869.6
Asia-Pacific	81.1	187.7	65.4	17.5	351.7
Global	$748.8	$1,128.8	$488.6	$171.4	$2,537.6

	Three Months Ended September 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$600.6	$522.7	$266.8	$129.7	$1,519.8
Europe	230.9	291.1	195.9	25.2	743.1
Asia-Pacific	120.6	137.0	61.5	31.5	350.6
Global	$952.1	$950.8	$524.2	$186.4	$2,613.5

	Six Months Ended September 2023
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$916.2	$819.4	$318.3	$219.6	$2,273.5
Europe	377.0	572.8	316.9	52.9	1,319.6
Asia-Pacific	193.2	274.8	107.3	35.5	610.8
Global	$1,486.3	$1,667.0	$742.5	$308.1	$4,203.9

	Six Months Ended September 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$1,234.3	$780.1	$407.0	$260.9	$2,682.3
Europe	423.2	456.3	290.8	41.5	1,211.8
Asia-Pacific	241.5	195.5	95.8	54.4	587.2
Global	$1,899.0	$1,431.9	$793.6	$356.8	$4,481.3
(a)The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.

29 VF Corporation Q2 FY24 Form 10-Q

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Segment revenues	$1,713.7	$1,555.3	10.2%	$2,543.4	$2,324.0	9.4%
Segment profit	296.8	260.4	13.9%	253.1	213.6	18.5%
Operating margin	17.3%	16.7%		10.0%	9.2%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Altra® and Icebreaker®.

Global revenues for Outdoor increased 10% in the three months ended September 2023 compared to 2022, including a 2% favorable impact from foreign currency. Revenues in the Europe region increased 24%, including an 8% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 27%, including a 5% unfavorable impact from foreign currency and a 30% increase in Greater China (including a 7% unfavorable impact from foreign currency). Revenues in the Americas region decreased 3%.
Global revenues for Outdoor increased 9% in the six months ended September 2023 compared to 2022, including a 1% favorable impact from foreign currency. Revenues in the Europe region increased 18%, including a 6% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 30%, including a 6% unfavorable impact from foreign currency and a 35% increase in Greater China (including an 8% unfavorable impact from foreign currency). Revenues in the Americas region decreased 1%.
Global revenues for The North Face® brand increased 19% and 16% in the three and six months ended September 2023, respectively, compared to the 2022 periods. This includes a 2% and 1% favorable impact from foreign currency in the three and six months ended September 2023, respectively. The increase reflects growth in all regions and channels compared to the three and six months ended September 2022. Revenues in the Europe region increased 38% and 26% in the three and six months ended September 2023, respectively, including a 9% and 7% favorable impact from foreign currency in the respective periods. Revenues in the Asia-Pacific region increased 37% and 41% in the three and six months ended September 2023, respectively, including a 6% unfavorable impact from foreign currency in both periods. Revenues in the Americas region increased 3% and 5% in the three and six months ended September 2023, respectively.
Global revenues for the Timberland® brand decreased 5% and 4% in the three and six months ended September 2023, respectively, compared to the 2022 periods. This includes a 4% and 2% favorable impact from foreign currency in the three and six months ended September 2023, respectively. Revenues in the Americas region decreased 25% and 24% in the three and six months ended September 2023, respectively, including a 1% favorable impact from foreign currency in both periods, driven by declines in the wholesale channel in both periods. Revenues in the Europe region increased 10% and 9% in the three and six months ended September 2023, respectively, including an 8% and 6% favorable impact from foreign currency in the respective periods. Revenues in the Asia-Pacific region increased 6% and 12% in the three and six months ended September 2023, respectively, compared to the 2022 periods, including a 5% and 4% unfavorable impact from foreign currency in the respective periods.
Global direct-to-consumer revenues for Outdoor increased 10% and 12% in the three and six months ended September 2023, respectively, compared to the 2022 periods, including a 2% and 1% favorable impact from foreign currency in the respective periods. The increases were primarily due to strength in The North Face® brand and growth in both our VF-operated retail stores and e-commerce. Global wholesale revenues increased 10% and 8% in the three and six months ended September 2023, respectively, compared to the 2022 periods. The increase includes a 2% and 1% favorable impact from foreign currency in the three and six months ended September 2023, respectively.
Operating margin improved in both the three and six months ended September 2023 compared to the 2022 periods primarily due to higher gross margin and leverage of operating expenses due to increased revenues.

VF Corporation Q2 FY24 Form 10-Q 30

Active

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Segment revenues	$1,082.3	$1,260.1	(14.1)%	$2,148.3	$2,514.1	(14.5)%
Segment profit	134.0	180.3	(25.7)%	257.8	394.3	(34.6)%
Operating margin	12.4%	14.3%		12.0%	15.7%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Global revenues for Active decreased 14% in the three months ended September 2023 compared to the 2022 period, including a 2% favorable impact from foreign currency. Revenues in the Americas region decreased 19%, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 20%, including a 2% unfavorable impact from foreign currency, and a 27% decrease in Greater China (including a 4% unfavorable impact from foreign currency). Revenues in the Europe region decreased 2%, including a 7% favorable impact from foreign currency.
Global revenues for Active decreased 15% in the six months ended September 2023 compared to the 2022 period, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 20%, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 9%, including a 4% unfavorable impact from foreign currency, and a 10% decrease in Greater China (including a 5% unfavorable impact from foreign currency). Revenues in the Europe region decreased 5%, including a 4% favorable impact from foreign currency.
Vans® brand global revenues decreased 21% and 22% in the three and six months ended September 2023, respectively, compared to the 2022 periods. This includes a 2% and 1% favorable impact from foreign currency in the three and six months ended September 2023, respectively. The overall declines were most significantly impacted by a 25% and 26% decrease in the Americas region for the three and six months ended September 2023, respectively, including a 1% favorable impact from foreign currency in the three months ended September 2023. Revenues in the Asia-Pacific region decreased 33% and 20% in the three and six months ended September 2023, respectively, including a 2% and 3% unfavorable impact from foreign currency in the respective periods. Revenues in the
Europe region decreased 6% and 11% in the three and six months ended September 2023, respectively, including a 6% and 4% favorable impact from foreign currency in the respective periods.
Global direct-to-consumer revenues for Active decreased 10% in both the three and six months ended September 2023, compared to the 2022 periods, including a 1% favorable impact from foreign currency in both periods. The decreases were primarily due to declines in the Americas region, which decreased 17% in both the three and six months ended September 2023. Global wholesale revenues decreased 19% and 20% in the three and six months ended September 2023, respectively, including a 4% and 2% favorable impact from foreign currency in the respective periods. The decreases were primarily due to a 25% and 26% decrease in the Americas region in the three and six months ended September 2023, respectively, including a 2% and 1% favorable impact from foreign currency in the respective periods. Wholesale revenues in the Europe region decreased 7% and 11% in the three and six months ended September 2023, respectively, including a 6% and 4% favorable impact from foreign currency in the respective periods. Wholesale revenues in the Asia-Pacific region decreased 43% and 25% in the three and six months ended September 2023, respectively, and included a 2% unfavorable impact from foreign currency in both periods.
Operating margin decreased in the three and six months ended September 2023 compared to the 2022 periods, reflecting lower leverage of operating expenses due to decreased revenues. The decrease in the three months ended September 2023 was partially offset by higher gross margin, primarily driven by lower freight cost. The decrease in the six months ended September 2023 was also impacted by increased discounts and other promotional activity.

31 VF Corporation Q2 FY24 Form 10-Q

Work

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Segment revenues	$238.3	$265.2	(10.1)%	$428.9	$504.0	(14.9)%
Segment profit	8.5	39.5	(78.4)%	15.3	74.5	(79.4)%
Operating margin	3.6%	14.9%		3.6%	14.8%
The Work segment includes the following brands: Dickies® and Timberland PRO®.
Global Work revenues decreased 10% in the three months ended September 2023 compared to the 2022 period, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 10%. Revenues in the Asia-Pacific region decreased 44%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 35%, including a 10% favorable impact from foreign currency.
Global Work revenues decreased 15% in the six months ended September 2023 compared to the 2022 period. Revenues in the Americas region decreased 17%, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 35%, including a 3% unfavorable impact from foreign currency. Revenues in the Europe region increased 28%, including a 7% favorable impact from foreign currency.
Dickies® brand global revenues decreased 8% and 14% in the three and six months ended September 2023, respectively, compared to the 2022 periods, including a 1% favorable impact from foreign currency in the three months ended September 2023. The decline in the three months ended September 2023 was primarily driven by a decrease in the Asia-Pacific region of
44%, including a 1% unfavorable impact from foreign currency, primarily due to weakness in the wholesale channel. The decline in the three months ended September 2023 was also attributed to a decrease in the Americas region of 7%. The decline in the six months ended September 2023 was primarily driven by a decrease of 16% in the Americas region, reflecting lower inventory replenishment and weakness in certain key U.S. wholesale customer accounts. The decline in the six months ended September 2023 was also attributed to decreases in the Asia-Pacific region of 35%, including a 3% unfavorable impact from foreign currency. Revenues in the Europe region increased 35% and 28% in the three and six months ended September 2023, respectively, including a 10% and 7% favorable impact from foreign currency in the respective periods.
Operating margin decreased in the three and six months ended September 2023 compared to the 2022 periods, reflecting lower gross margin resulting from higher material costs and increased inventory reserves, and lower leverage of operating expenses due to decreased revenues. The decreases were partially offset by price increases and channel mix.

Reconciliation of Segment Profit to Income (Loss) Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated income (loss) before income taxes. These costs are (i) impairment of goodwill and intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the businesses, (ii) corporate and other expenses, discussed below, and (iii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section.

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Impairment of goodwill and intangible assets	$—	$421.9	(100.0)%	$—	$421.9	(100.0)%
Corporate and other expenses	79.8	158.2	(49.6)%	179.3	391.5	(54.2)%
Interest expense, net	55.6	33.9	64.1%	105.4	65.2	61.7%
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) certain information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The decrease in corporate and other expenses for both the three and six months ended September
2023 was due to lower compensation and administrative costs and lower corporate restructuring charges. The decrease in the six months ended September 2023 was also due to a $91.8 million pension settlement charge recorded in the six months ended September 2022.

VF Corporation Q2 FY24 Form 10-Q 32

International Operations

International revenues increased 10% and 7% in the three and six months ended September 2023, respectively, compared to the 2022 periods. Foreign currency had a favorable impact of 5% and 2% on international revenues in the three and six months ended September 2023, respectively.
In the Asia-Pacific region, revenues increased 2% and 7% in the three and six months ended September 2023, respectively. Foreign currency had an unfavorable impact of 4% on Asia-Pacific revenues in both the three and six months ended September 2023. Revenues in Greater China increased 8% and 14% in the three and six months ended September 2023, respectively, including a 6% unfavorable impact from foreign currency in both periods. The prior year periods were negatively impacted by COVID-19 resurgence in Mainland China. Revenues in the Europe region increased 14% and 8% in the three and six months ended September 2023, respectively, including an 8% and 5% favorable impact from foreign currency in the respective periods.
International revenues were 55% and 49% of total revenues in the three-month periods ended September 2023 and 2022, respectively, and 52% and 47% of total revenues in the six-month periods ended September 2023 and 2022, respectively.

Direct-to-Consumer Operations

Direct-to-consumer revenues decreased 3% in both the three and six months ended September 2023, compared to the 2022 periods, including a 2% favorable impact from foreign currency in the three months ended September 2023.
VF's e-commerce business decreased 3% and 4% during the three and six months ended September 2023, respectively, including a 2% favorable impact from foreign currency in the three months ended September 2023. These results were primarily driven by declines in the Active segment e-commerce business, partially offset by growth in the Outdoor segment.
Revenues from VF-operated retail stores decreased 4% during both the three and six months ended September 2023, including a 2% and 1% favorable impact from foreign currency in the respective periods. There were 1,251 VF-operated retail stores at September 2023 compared to 1,283 at September 2022.
Direct-to-consumer revenues were 37% of total revenues in both the three-month periods ended September 2023 and 2022, and 41% and 40% of total revenues in the six-month periods ended September 2023 and 2022, respectively.

Wholesale Operations

Wholesale revenues decreased 1% and 5% in the three and six months ended September 2023, respectively, compared to the 2022 periods, including a 2% favorable impact from foreign currency in both periods. These results were due to declines in the Active and Work segments' wholesale business, partially offset by growth in the Outdoor segment.
Wholesale revenues were 63% of total revenues in both the three-month periods ended September 2023 and 2022, and 59% and 60% of total revenues in the six-month periods ended September 2023 and 2022, respectively.

33 VF Corporation Q2 FY24 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at September 2023 compared to March 2023:
•Increase in accounts receivable — primarily due to the seasonality of the business and the timing of collections.
•Increase in inventories — primarily due to the seasonality of the business and planned inventory purchases.
•Decrease in other assets — primarily due to the write-off of the $875.7 million income tax receivable related to the 2011 taxes and interest disputed in the Timberland tax case due to the unfavorable decision in the case.
•Increase in short-term borrowings — primarily due to an increase in commercial paper borrowings.
•Decrease in the current portion of long-term debt — due to the repayment of €850.0 million ($907.1 million) of long-term notes due in September 2023.
•Decrease in accrued liabilities — primarily due to the expected net reduction in taxes previously paid on the periodic income inclusions related to the Timberland acquisition.
The following discussion refers to significant changes in balances at September 2023 compared to September 2022:
•Decrease in inventories — driven by VF reducing elevated inventory levels, primarily in core and replenishment products, resulting from supply chain challenges and softening consumer demand.
•Decrease in other current assets — primarily due to a decrease in derivative assets resulting from lower unrealized gains on foreign currency exchange contracts.
•Decrease in intangible assets — primarily due to a $148.0 million impairment charge related to the Supreme® indefinite-lived trademark intangible asset recorded in the fourth quarter of Fiscal 2023.
•Decrease in goodwill — primarily due to a $165.1 million impairment charge related to the Supreme reporting unit recorded in the fourth quarter of Fiscal 2023.
•Decrease in short-term borrowings — primarily due to a decrease in commercial paper borrowings.
•Decrease in the current portion of long-term debt — due to the repayment of €850.0 million ($907.1 million) of long-term notes due in September 2023.
•Decrease in accrued liabilities — primarily due to the expected net reduction in taxes previously paid on the periodic income inclusions related to the Timberland acquisition, and lower accrued compensation and restructuring costs.
•Increase in long-term debt — due to the March 2023 issuance of €500.0 million euro-denominated 4.125% fixed-rate notes maturing in March 2026 and €500.0 million euro-denominated 4.250% fixed-rate notes maturing in March 2029, and borrowings of $1.0 billion under the delayed draw Term Loan Agreement (the "DDTL Agreement") in the third quarter of Fiscal 2023.
•Decrease in other liabilities — primarily due to a decrease in deferred income tax liabilities, including the impacts from the Timberland tax case decision.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	September	March	September
(Dollars in millions)	2023	2023	2022
Working capital	$1,698.7	$1,606.9	$342.3
Current ratio	1.5 to 1	1.5 to 1	1.1 to 1
Net debt to total capital	77.5%	71.6%	68.9%

The increase in working capital and the current ratio at September 2023 compared to March 2023 was primarily due to a net increase in current assets driven by higher accounts receivable and inventories as discussed in the "Consolidated Balance Sheets" section above, partially offset by lower cash balances. The increase in working capital and the current ratio at September 2023 compared to September 2022 was primarily due to a net decrease in current liabilities driven by decreased current portion of long-term debt, short-term borrowings and accrued liabilities, partially offset by lower inventories, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at September 2023 compared to March 2023 was driven by an increase in net debt and a decrease in stockholders' equity for the periods compared. The increase in net debt was driven by an increase in short-term borrowings, partially offset by a decrease in the current portion of long-term debt, as discussed in the "Consolidated Balance Sheet" section above, and lower cash and cash equivalents at September 2023. The decrease in stockholders' equity at September 2023 compared to March 2023 was primarily driven by the net loss for the period and payments of dividends. The increase in the net debt to total capital ratio at September 2023 compared to September 2022 was primarily driven by an increase in net debt and a decrease in stockholders' equity. The increase in net debt was primarily attributed to the issuance of €1.0 billion euro-denominated fixed-rate notes and $1.0 billion of borrowings under the DDTL Agreement in Fiscal 2023, partially offset by
VF Corporation Q2 FY24 Form 10-Q 34

lower current portion of long-term debt and short-term borrowings as discussed in the "Consolidated Balance Sheet" section above. The decrease in stockholders' equity at September 2023 compared to September 2022 was primarily driven by payments of dividends and the net loss in the period.
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
In summary, our cash flows from operations were as follows:

	Six Months Ended September

(In thousands)	2023	2022
Cash used by operating activities	$(19,261)	$(913,957)
Cash used by investing activities	(149,731)	(131,704)
Cash provided (used) by financing activities	(125,901)	408,764

Cash Used by Operating Activities
Cash flows related to operating activities are dependent on net loss, adjustments to net loss and changes in working capital. The decrease in cash used by operating activities in the six months ended September 2023 compared to September 2022 was primarily due to a decrease in net cash used by working capital driven by lower inventory levels.
Cash Used by Investing Activities
The increase in cash used by investing activities in the six months ended September 2023 was primarily due to increased capital expenditures of $6.4 million compared to the 2022 period, and proceeds from the sale of assets of $8.9 million included in the six months ended September 2022. Software purchases decreased $5.3 million in the six months ended September 2023 compared to the 2022 period.
Cash Provided (Used) by Financing Activities
The increase in cash used by financing activities during the six months ended September 2023 was primarily due to a $907.1 million payment of long-term debt in the six months ended September 2023 compared to a $500.0 million payment of long-term debt in the six months ended September 2022. The increase was also due to a $339.4 million net decrease in short-term borrowings for the periods compared. The increase was partially offset by a $57.0 million payment of Supreme contingent consideration in the prior year period and a $155.1 million decrease in dividends paid for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the six months ended September 2023 or the six months ended September 2022 under the share repurchase program authorized by VF's Board of Directors.
As of the end of September 2023, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on optimizing and driving the performance of the current portfolio and reducing leverage.
Revolving Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires in November 2026. VF may request an unlimited number of one-year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. In addition to the U.S. commercial paper program, VF commenced a euro commercial paper borrowing program during the three months ended September 2023. The Global Credit Facility supports VF’s global commercial paper program for short-term, seasonal working capital requirements and general corporate purposes. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, as defined in the agreement as amended in February 2023, starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreement. The covenant calculation also excludes consolidated operating lease liabilities. As of September 2023, VF was in compliance with all covenants.
VF has a global commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were $1.0 billion in global commercial paper borrowings as of September 2023. Standby letters of credit issued under the Global Credit Facility as of September 2023 were $1.0 million, leaving approximately $1.2 billion available for borrowing against the Global Credit Facility at September 2023. Additionally, VF had $498.9 million of cash and equivalents at September 2023.
35 VF Corporation Q2 FY24 Form 10-Q

VF has $79.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $14.6 million at September 2023.
Maturity
On September 18, 2023, VF repaid €850.0 million ($907.1 million) in aggregate principal amount of its outstanding 0.625% Senior Notes due in September 2023, in accordance with the terms of the notes.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date) are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At September 2023, March 2023 and September 2022, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $688.0 million, $510.9 million and $626.1 million, respectively, due to suppliers that are eligible to participate in the SCF program.
In the second quarter of Fiscal 2023, VF extended its payment terms with eligible suppliers under the SCF program. VF expects a positive impact in Fiscal 2024; however, the change is not expected to have a material impact on VF's long-term overall liquidity or capital resources.
Rating Agencies
VF’s credit agency ratings allow for access to additional liquidity at competitive rates. At the end of September 2023, VF’s long-term debt ratings were ‘BBB’ by Standard & Poor’s ("S&P") Global Ratings and ‘Baa2’ by Moody’s Investors Service ("Moody's"), and U.S. commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-2’, respectively. The Moody's rating for VF's euro commercial paper was also 'P-2' at the end of September 2023. VF's credit rating outlook by S&P and Moody's at the end of September 2023 was 'stable' and 'negative', respectively. On November 2, 2023, S&P updated VF's credit rating outlook to 'negative', while maintaining VF's long-term debt rating of 'BBB' and commercial paper rating of 'A-2'.
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
Dividends
The Company paid cash dividends of $0.30 and $0.60 per share during the three and six months ended September 2023, respectively, and the Company has declared a cash dividend of $0.09 per share that is payable in the third quarter of Fiscal 2024. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Other Matters
As previously reported, VF petitioned the U.S. Tax Court (the “Tax Court”) to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argued that all such income should have been immediately included in 2011, VF reported periodic income inclusions in subsequent tax years. In Fiscal 2023, the Tax Court issued its final decision in favor of the IRS, which was appealed by VF. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and began to accrue interest income. On September 8, 2023, the U.S. Court of Appeals for the First Circuit (“Appeals Court”) upheld the Tax Court’s decision in favor of the IRS. As a result of the Appeals Court decision, VF wrote off the related income tax receivable and associated interest and recorded $690.0 million of income tax expense in the three months ended September 2023. This amount includes the reversal of $19.6 million of interest income, of which $7.5 million was recorded in the first quarter of Fiscal 2024. This amount reflects the total estimated net impact to VF’s tax expense, which includes the expected reduction in taxes paid on the periodic inclusions that VF has reported, release of related deferred tax liabilities, and consideration of indirect tax effects resulting from the decision. The estimated impact is subject to future adjustments based on finalization with tax authorities.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2023 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2023 that would require the use of funds. As of September 2023, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2023 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $948.0 million at the end of September 2023 primarily due to timing of inventory shipments, overall inventory levels that remain elevated and decreased demand.
There continues to be uncertainty about the duration and extent of the impact of the challenging macroeconomic environment. However, management believes that VF has sufficient liquidity and flexibility to operate during and after the disruptions caused by the challenging macroeconomic environment, and meet its current and long-term obligations as they become due.
VF Corporation Q2 FY24 Form 10-Q 36

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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2023 Form 10-K. Refer to Note 16 to VF's consolidated financial statements for additional information regarding VF's critical accounting policies and estimates during Fiscal 2024.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: the level of consumer demand for apparel and footwear; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and finished products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; VF's ability to maintain the image, health and equity of its brands; intense competition from online retailers and other direct-to-consumer business risks; third-party manufacturing and product innovation; increasing pressure on margins; VF’s ability to grow its international, direct-to-consumer and digital businesses; VF's ability to find and amplify consumer tailwinds, build brands on multiple growth horizons and leverage platforms for speed to scale and efficiency; retail industry changes and challenges; VF's ability to execute its transformation and other business strategies, including cost reduction and productivity initiatives and the update and maintenance of an agile and efficient operating model and organizational structure; VF’s and its vendors’ ability to maintain the strength and security of information technology systems; the risk that VF’s facilities and systems and those of our third-party service providers may be vulnerable to and unable to anticipate or detect data or information security breaches and data or financial loss; VF’s ability to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; actions of activist and other shareholders; VF's ability to recruit, develop or retain key executive or employee talent or successfully transition executives; continuity of members of VF’s management; changes in the availability and cost of labor; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment such as the impairment charges related to the Supreme® reporting unit goodwill and indefinite-lived trademark intangible asset; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions, integrate acquisitions and manage its brand portfolio; business resiliency in response to natural or man-made economic, public health, political or environmental disruptions; changes in tax laws and additional tax liabilities, including the timing of income inclusion associated with our acquisition of the Timberland® brand in 2011; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflicts in Ukraine and the Middle East; changes to laws and regulations; adverse or unexpected weather conditions, including any potential effects from climate change; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; VF's ability to
37 VF Corporation Q2 FY24 Form 10-Q

pay and declare dividends or repurchase its stock in the future; climate change and increased focus on environmental, social and governance issues; VF's ability to execute on its sustainability strategy and achieve its sustainability-related goals and targets; risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus (COVID-19) global pandemic; and tax risks associated with the spin-off of our Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

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
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
Information on VF's legal proceedings is set forth under Part I, "Item 3. Legal Proceedings” in the Fiscal 2023 Form 10-K. Except as noted in Note 13 — Income Taxes within Part I, Item 1 of this Form 10-Q, there have been no material changes to the legal proceedings from those described in the Fiscal 2023 Form 10-K.
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
Other than the risk identified below, there have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in the Fiscal 2023 Form 10-K.

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
For example, VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. During 2015, the EU investigated and announced its decision that the ruling was illegal and ordered that tax benefits granted under the ruling should be collected from the affected companies, including VF Europe, BVBA, a subsidiary of VF. During 2017 and 2018, VF Europe BVBA was assessed and paid €35.0 million in tax and interest, which was recorded as an income tax receivable based on the expected success of the requests for
VF Corporation Q2 FY24 Form 10-Q 38

annulment. After subsequent annulments and appeals, the General Court confirmed the decision of the EU on September 20, 2023. As a result, VF wrote off the related income tax receivable and recorded a benefit for the associated foreign tax credit, resulting in $26.1 million of net income tax expense in the three months ended September 2023.
Also, as previously reported, VF petitioned the U.S. Tax Court (the "Tax Court") to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF's acquisition of The Timberland Company in September 2011. While the IRS argued that all such income should have been immediately included in 2011, VF reported periodic income inclusions in subsequent tax years. In Fiscal 2023, the Tax Court issued its final decision in favor of the IRS, which was appealed by VF. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and began to accrue interest income. On September 8, 2023, the U.S. Court of Appeals for the First Circuit ("Appeals Court") upheld the Tax Court’s decision in favor of the IRS. As a result of the Appeals Court decision, VF wrote off the related income tax receivable and associated interest and recorded $690.0 million of income tax expense in the three months ended September 2023. This amount reflects the total estimated net impact to VF’s tax expense, which includes consideration of indirect tax effects resulting from the decision and is subject to future adjustments based on finalization with tax authorities.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended September 30, 2023 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Second Quarter Fiscal 2024	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
July 2 - July 29, 2023	—	$—	—	$2,486,971,057
July 30 - August 26, 2023	—	—	—	2,486,971,057
August 27 - September 30, 2023	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for investments in organic growth and reducing leverage.

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended September 30, 2023, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
39 VF Corporation Q2 FY24 Form 10-Q

ITEM 6 — EXHIBITS.

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
VF Corporation Q2 FY24 Form 10-Q 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Matthew H. Puckett
Matthew H. Puckett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2023	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
41 VF Corporation Q2 FY24 Form 10-Q