Form 10-Q
period 2023-12-30
V F CORP
filed 2024-02-07
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On January 27, 2024, there were 388,815,956 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	December 2023	March 2023	December 2022
ASSETS
Current assets
Cash and equivalents	$988,006	$814,887	$571,347
Accounts receivable, less allowance for doubtful accounts of: December 2023 - $30,011; March 2023 - $28,075; December 2022 - $29,087	1,314,139	1,610,295	1,564,957
Inventories	2,148,219	2,292,790	2,591,915
Other current assets	485,562	434,737	515,763
Total current assets	4,935,926	5,152,709	5,243,982
Property, plant and equipment, net	913,384	942,440	932,663
Intangible assets, net	2,636,745	2,642,821	2,790,512
Goodwill	1,723,638	1,978,413	2,142,401
Operating lease right-of-use assets	1,314,306	1,372,182	1,293,041
Other assets	1,092,475	1,901,923	1,910,698
TOTAL ASSETS	$12,616,474	$13,990,488	$14,313,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$452,286	$11,491	$901,668
Current portion of long-term debt	1,000,596	924,305	910,616
Accounts payable	974,844	936,319	906,340
Accrued liabilities	1,569,557	1,673,651	1,827,610
Total current liabilities	3,997,283	3,545,766	4,546,234
Long-term debt	4,755,252	5,711,014	4,617,441
Operating lease liabilities	1,133,749	1,171,941	1,068,744
Other liabilities	620,997	651,054	761,246
Total liabilities	10,507,281	11,079,775	10,993,665
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at December 2023, March 2023 or December 2022	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at December 2023 - 388,819,204; March 2023 - 388,665,531; December 2022 - 388,660,385	97,205	97,166	97,165
Additional paid-in capital	3,619,654	3,775,979	3,766,304
Accumulated other comprehensive loss	(1,051,373)	(1,019,518)	(929,588)
Retained earnings (accumulated deficit)	(556,293)	57,086	385,751
Total stockholders’ equity	2,109,193	2,910,713	3,319,632
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,616,474	$13,990,488	$14,313,297

See notes to consolidated financial statements.

3 VF Corporation Q3 FY24 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2023	2022	2023	2022
Net revenues	$2,960,283	$3,530,667	$8,080,858	$8,872,862
Costs and operating expenses
Cost of goods sold	1,327,871	1,593,048	3,792,168	4,134,207
Selling, general and administrative expenses	1,407,548	1,421,586	3,709,891	3,828,157
Impairment of goodwill and intangible assets	257,096	—	257,096	421,922
Total costs and operating expenses	2,992,515	3,014,634	7,759,155	8,384,286
Operating income (loss)	(32,232)	516,033	321,703	488,576
Interest income	4,211	3,914	14,513	6,020
Interest expense	(67,549)	(54,144)	(183,214)	(121,415)
Other income (expense), net	30,029	(9,901)	22,952	(113,895)
Income (loss) before income taxes	(65,541)	455,902	175,954	259,286
Income tax expense (benefit)	(23,089)	(51,966)	726,528	(74,190)
Net income (loss)	$(42,452)	$507,868	$(550,574)	$333,476
Earnings (loss) per common share
Basic	$(0.11)	$1.31	$(1.42)	$0.86
Diluted	$(0.11)	$1.31	$(1.42)	$0.86
Weighted average shares outstanding
Basic	388,383	387,739	388,294	387,663
Diluted	388,383	388,192	388,294	388,357

See notes to consolidated financial statements.
VF Corporation Q3 FY24 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands)	2023	2022	2023	2022
Net income (loss)	$(42,452)	$507,868	$(550,574)	$333,476
Other comprehensive income (loss)
Foreign currency translation and other
Losses arising during the period	(4,373)	(1,506)	(3,809)	(74,924)
Income tax effect	25,609	43,475	6,607	(15,321)
Defined benefit pension plans
Current period actuarial gains (losses)	(4,046)	(1,307)	697	(15,449)
Amortization of net deferred actuarial losses	4,106	3,858	12,508	11,532
Amortization of deferred prior service credits	(136)	(112)	(408)	(335)
Reclassification of net actuarial loss from settlement charges	131	695	3,430	93,597
Income tax effect	(118)	(935)	(4,236)	(23,401)
Derivative financial instruments
Gains (losses) arising during the period	(73,375)	(119,635)	(36,220)	82,480
Income tax effect	11,790	17,970	6,076	(13,761)
Reclassification of net (gains) losses realized	912	(32,905)	(20,006)	(56,053)
Income tax effect	(168)	4,979	3,506	8,626
Other comprehensive loss	(39,668)	(85,423)	(31,855)	(3,009)
Comprehensive income (loss)	$(82,120)	$422,445	$(582,429)	$330,467

See notes to consolidated financial statements.
5 VF Corporation Q3 FY24 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(550,574)	$333,476
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Impairment of goodwill and intangible assets	257,096	421,922
Depreciation and amortization	231,493	192,174
Reduction in the carrying amount of right-of-use assets	283,002	280,845
Stock-based compensation	51,665	47,714
Provision for doubtful accounts	7,157	1,231
Pension expense in excess of (less than) contributions	(10,691)	83,278
Deferred income taxes	(258,338)	(4,488)
Write-off of income tax receivables and interest	921,409	—
Other, net	(10,931)	15,228
Changes in operating assets and liabilities:
Accounts receivable	305,490	(120,081)
Inventories	148,455	(1,200,438)
Accounts payable	41,663	352,047
Income taxes	(201,151)	(1,178,547)
Accrued liabilities	185,187	173,148
Operating lease right-of-use assets and liabilities	(282,361)	(290,679)
Other assets and liabilities	(12,824)	59,698
Cash provided (used) by operating activities	1,105,747	(833,472)
INVESTING ACTIVITIES
Capital expenditures	(119,662)	(130,214)
Software purchases	(52,855)	(75,460)
Other, net	(19,477)	(1,159)
Cash used by investing activities	(191,994)	(206,833)
FINANCING ACTIVITIES
Contingent consideration payment	—	(56,976)
Net increase in short-term borrowings	443,494	566,206
Payments on long-term debt	(907,926)	(500,786)
Payment of debt issuance costs	(576)	(819)
Proceeds from long-term debt	—	1,000,000
Cash dividends paid	(268,155)	(586,335)
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	(2,603)	(2,571)
Cash provided (used) by financing activities	(735,766)	418,719
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(4,984)	(82,512)
Net change in cash, cash equivalents and restricted cash	173,003	(704,098)
Cash, cash equivalents and restricted cash – beginning of year	816,319	1,277,082
Cash, cash equivalents and restricted cash – end of period	$989,322	$572,984

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$988,006	$571,347
Other current assets	1,186	1,511
Other assets	130	126
Total cash, cash equivalents and restricted cash	$989,322	$572,984
See notes to consolidated financial statements.
VF Corporation Q3 FY24 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 2023
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2023	388,883,825	$97,221	$3,638,029	$(1,011,705)	$(513,500)	$2,210,045
Net income (loss)	—	—	—	—	(42,452)	(42,452)
Dividends on Common Stock ($0.09 per share)	—	—	(34,983)	—	—	(34,983)
Stock-based compensation, net	(64,621)	(16)	16,608	—	(341)	16,251
Foreign currency translation and other	—	—	—	21,236	—	21,236
Defined benefit pension plans	—	—	—	(63)	—	(63)
Derivative financial instruments	—	—	—	(60,841)	—	(60,841)
Balance, December 2023	388,819,204	$97,205	$3,619,654	$(1,051,373)	$(556,293)	$2,109,193

	Three Months Ended December 2022
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2022	388,569,062	$97,142	$3,952,786	$(844,165)	$(120,127)	$3,085,636
Net income (loss)	—	—	—	—	507,868	507,868
Dividends on Common Stock ($0.51 per share)	—	—	(198,051)	—	—	(198,051)
Stock-based compensation, net	91,323	23	11,569	—	(1,990)	9,602
Foreign currency translation and other	—	—	—	41,969	—	41,969
Defined benefit pension plans	—	—	—	2,199	—	2,199
Derivative financial instruments	—	—	—	(129,591)	—	(129,591)
Balance, December 2022	388,660,385	$97,165	$3,766,304	$(929,588)	$385,751	$3,319,632

Continued on next page.

See notes to consolidated financial statements.

7 VF Corporation Q3 FY24 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended December 2023
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2023	388,665,531	$97,166	$3,775,979	$(1,019,518)	$57,086	$2,910,713
Net income (loss)	—	—	—	—	(550,574)	(550,574)
Dividends on Common Stock ($0.69 per share)	—	—	(211,069)	—	(57,086)	(268,155)
Stock-based compensation, net	153,673	39	54,744	—	(5,719)	49,064
Foreign currency translation and other	—	—	—	2,798	—	2,798
Defined benefit pension plans	—	—	—	11,991	—	11,991
Derivative financial instruments	—	—	—	(46,644)	—	(46,644)
Balance, December 2023	388,819,204	$97,205	$3,619,654	$(1,051,373)	$(556,293)	$2,109,193

	Nine Months Ended December 2022
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2022	388,298,375	$97,075	$3,916,384	$(926,579)	$443,475	$3,530,355
Net income (loss)	—	—	—	—	333,476	333,476
Dividends on Common Stock ($1.51 per share)	—	—	(203,394)	—	(382,941)	(586,335)
Stock-based compensation, net	362,010	90	53,314	—	(8,259)	45,145
Foreign currency translation and other	—	—	—	(90,245)	—	(90,245)
Defined benefit pension plans	—	—	—	65,944	—	65,944
Derivative financial instruments	—	—	—	21,292	—	21,292
Balance, December 2022	388,660,385	$97,165	$3,766,304	$(929,588)	$385,751	$3,319,632

See notes to consolidated financial statements.
VF Corporation Q3 FY24 Form 10-Q 8

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
9 VF Corporation Q3 FY24 Form 10-Q

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 2, 2023 through March 30, 2024 ("Fiscal 2024"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2024. For presentation purposes herein, all references to periods ended December 2023 and December 2022 relate to the fiscal periods ended on December 30, 2023 and December 31, 2022, respectively. References to March 2023 relate to information as of April 1, 2023.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2023 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended December 2023 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2024. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended April 1, 2023 (“Fiscal 2023 Form 10-K”).
Recent Development
Reinvent
On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The first announced steps in this transformation cover the following priorities: improve North America results, deliver the Vans® turnaround, reduce costs and strengthen the balance sheet. Refer to Note 18 for additional information on the program.
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
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the individual or group identified as the chief operating decision maker ("CODM"). The guidance also requires disclosure of the title and position of the CODM and how reported measures of segment profit or loss are used to assess performance and allocate resources. The guidance will be effective for annual disclosures beginning in Fiscal 2025, and has expanded requirements to include all annual disclosures about a reportable segment's profit or loss and assets in subsequent interim periods. Early adoption is permitted. The guidance requires retrospective application to all prior periods presented in the financial statements. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The rate reconciliation disclosures will require specific categories and additional information for reconciling items that meet a quantitative threshold. The income taxes paid disclosures
VF Corporation Q3 FY24 Form 10-Q 10

will require disaggregation by individual jurisdictions that are greater than 5% of total income taxes paid. The guidance will be effective for annual disclosures beginning in Fiscal 2026. Early adoption is permitted. The amendments are required to be applied on a prospective basis; however, retrospective application is permitted. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	December 2023	March 2023	December 2022
Contract assets (a)	$1,877	$2,294	$1,273
Contract liabilities (b)	67,103	62,214	80,456
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three and nine months ended December 2023, the Company recognized $59.9 million and $187.1 million, respectively, of revenue that was included in the contract liability balance during the periods, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of December 2023, the Company expects to recognize $84.6 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of December 2023, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
For the three and nine months ended December 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended December 2023
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$734,130	$264,606	$157,841	$—	$1,156,577
Direct-to-consumer	999,694	728,479	58,038	—	1,786,211
Royalty	4,755	6,311	6,429	—	17,495
Total	$1,738,579	$999,396	$222,308	$—	$2,960,283

Geographic revenues
Americas	$821,506	$578,955	$185,916	$—	$1,586,377
Europe	622,377	267,075	22,829	—	912,281
Asia-Pacific	294,696	153,366	13,563	—	461,625
Total	$1,738,579	$999,396	$222,308	$—	$2,960,283
11 VF Corporation Q3 FY24 Form 10-Q

	Three Months Ended December 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$973,292	$401,521	$198,956	$—	$1,573,769
Direct-to-consumer	1,023,428	850,167	63,773	—	1,937,368
Royalty	6,325	6,994	6,211	—	19,530
Total	$2,003,045	$1,258,682	$268,940	$—	$3,530,667

Geographic revenues
Americas	$1,110,134	$766,394	$217,408	$—	$2,093,936
Europe	643,740	312,857	26,752	—	983,349
Asia-Pacific	249,171	179,431	24,780	—	453,382
Total	$2,003,045	$1,258,682	$268,940	$—	$3,530,667

	Nine Months Ended December 2023
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,499,604	$1,163,874	$496,630	$—	$4,160,108
Direct-to-consumer	1,769,098	1,964,645	137,649	—	3,871,392
Royalty	13,253	19,173	16,932	—	49,358
Total	$4,281,955	$3,147,692	$651,211	$—	$8,080,858

Geographic revenues
Americas	$2,021,660	$1,790,686	$526,355	$—	$4,338,701
Europe	1,567,804	915,086	75,776	—	2,558,666
Asia-Pacific	692,491	441,920	49,080	—	1,183,491
Total	$4,281,955	$3,147,692	$651,211	$—	$8,080,858

	Nine Months Ended December 2022
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$2,602,744	$1,524,712	$608,972	$148	$4,736,576
Direct-to-consumer	1,710,437	2,226,870	145,274	—	4,082,581
Royalty	13,816	21,155	18,734	—	53,705
Total	$4,326,997	$3,772,737	$772,980	$148	$8,872,862

Geographic revenues
Americas	$2,325,405	$2,282,005	$625,565	$148	$5,233,123
Europe	1,447,353	994,783	68,255	—	2,510,391
Asia-Pacific	554,239	495,949	79,160	—	1,129,348
Total	$4,326,997	$3,772,737	$772,980	$148	$8,872,862
NOTE 4 — INVENTORIES

(In thousands)	December 2023	March 2023	December 2022
Finished products	$2,093,174	$2,240,215	$2,535,759
Work-in-process	43,453	39,508	41,307
Raw materials	11,592	13,067	14,849
Total inventories	$2,148,219	$2,292,790	$2,591,915
VF Corporation Q3 FY24 Form 10-Q 12

NOTE 5 — INTANGIBLE ASSETS

			December 2023			March 2023
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$264,610	$185,650	$78,960	$88,902
Indefinite-lived intangible assets:
Trademarks and trade names					2,557,785	2,553,919
Intangible assets, net					$2,636,745	$2,642,821
Amortization expense for the three and nine months ended December 2023 was $3.5 million and $10.4 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2024 is $13.7 million, $13.1 million, $12.2 million, $11.7 million and $10.8 million, respectively.
NOTE 6 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2023	$653,787	$1,211,244	$113,382	$1,978,413
Impairment charges	(195,287)	—	(61,809)	(257,096)
Foreign currency translation	1,259	1,135	(73)	2,321
Balance, December 2023	$459,759	$1,212,379	$51,500	$1,723,638
During the three months ended December 2023, VF performed interim impairment analyses of the Timberland and Dickies reporting units and recorded impairment charges of $195.3 million and $61.8 million, respectively. The Timberland reporting unit is part of the Outdoor segment and the Dickies reporting unit is part of the Work segment. Refer to Note 16 for additional information on fair value measurements.
Accumulated impairment charges for the Outdoor segment were $518.5 million and $323.2 million as of December 2023 and March 2023, respectively. Accumulated impairment charges for the Active segment were $394.1 million as of December 2023 and March 2023, and accumulated impairment charges were $61.8 million for the Work segment as of December 2023.
NOTE 7 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and impairment. Components of lease cost were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2023	2022	2023	2022
Operating lease cost	$104,266	$103,127	$316,368	$306,259
Other lease cost	44,520	37,784	116,809	104,960
Total lease cost	$148,786	$140,911	$433,177	$411,219

During the nine months ended December 2023 and 2022, the Company paid $321.1 million and $315.0 million for operating leases, respectively. During the nine months ended December 2023 and 2022, the Company obtained $220.7 million and $356.1 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 8 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Commercial Paper Program
During the second quarter of Fiscal 2024, VF commenced a euro commercial paper program, which in addition to the existing U.S. commercial paper program, is supported by VF's $2.25 billion Global Credit Facility. The Company designates its euro commercial paper borrowings as a net investment hedge of VF's investment in certain foreign operations. Refer to Note 17 for additional
13 VF Corporation Q3 FY24 Form 10-Q

information. As of December 2023, there were no outstanding euro commercial paper borrowings under this program. There were $437.0 million and $889.9 million in U.S. commercial paper borrowings as of December 2023 and December 2022, respectively.
Senior Notes Maturity
On September 18, 2023, VF repaid €850.0 million ($907.1 million) in aggregate principal amount of its outstanding 0.625% Senior Notes due in September 2023, in accordance with the terms of the notes.
NOTE 9 — SUPPLY CHAIN FINANCING PROGRAM
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date), are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At December 2023, March 2023 and December 2022, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $599.0 million, $510.9 million and $502.8 million, respectively, due to suppliers that are eligible to participate in the SCF program.
NOTE 10 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2023	2022	2023	2022
Service cost – benefits earned during the period	$2,224	$2,632	$6,653	$7,904
Interest cost on projected benefit obligations	11,763	10,754	35,350	34,065
Expected return on plan assets	(15,882)	(14,752)	(47,661)	(48,364)
Settlement charges	131	695	3,430	93,597
Amortization of deferred amounts:
Net deferred actuarial losses	4,106	3,858	12,508	11,532
Deferred prior service credits	(136)	(112)	(408)	(335)
Net periodic pension cost	$2,206	$3,075	$9,872	$98,399

VF has reported the service cost component of net periodic pension cost in operating income (loss) and the other components, which include interest cost, expected return on plan assets, settlement charges and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $20.6 million to its defined benefit plans during the nine months ended December 2023, and intends to make approximately $10.2 million of contributions during the remainder of Fiscal 2024.
VF recorded $0.1 million and $3.4 million in settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the three and nine months ended December 2023, respectively, as well as $0.7 million and $1.8 million for the three and nine months ended December 2022, respectively. The settlement charges related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate. The discount rate used to determine the supplemental defined benefit pension obligation as of December 2023, September 2023 and June 2023 was 5.24%, 6.10% and 5.44%, respectively.
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
VF Corporation Q3 FY24 Form 10-Q 14

NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the nine months ended December 2023, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of December 2023, March 2023 or December 2022. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.
Accumulated Other Comprehensive Loss
Comprehensive income (loss) consists of net income (loss) and specified components of other comprehensive income (loss), which relate to changes in assets and liabilities that are not included in net income (loss) under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income (loss) is presented in the Consolidated Statements of Comprehensive Income (Loss). The deferred components of other comprehensive income (loss) are reported, net of related income taxes, in accumulated OCL in stockholders’ equity, as follows:

(In thousands)	December 2023	March 2023	December 2022
Foreign currency translation and other	$(856,853)	$(859,651)	$(841,877)
Defined benefit pension plans	(155,701)	(167,692)	(164,346)
Derivative financial instruments	(38,819)	7,825	76,635
Accumulated other comprehensive loss	$(1,051,373)	$(1,019,518)	$(929,588)
The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended December 2023
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2023	$(878,089)	$(155,638)	$22,022	$(1,011,705)
Other comprehensive income (loss) before reclassifications	21,236	(3,002)	(61,585)	(43,351)
Amounts reclassified from accumulated other comprehensive loss	—	2,939	744	3,683
Net other comprehensive income (loss)	21,236	(63)	(60,841)	(39,668)
Balance, December 2023	$(856,853)	$(155,701)	$(38,819)	$(1,051,373)

	Three Months Ended December 2022
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2022	$(883,846)	$(166,545)	$206,226	$(844,165)
Other comprehensive income (loss) before reclassifications	41,969	(850)	(101,665)	(60,546)
Amounts reclassified from accumulated other comprehensive loss	—	3,049	(27,926)	(24,877)
Net other comprehensive income (loss)	41,969	2,199	(129,591)	(85,423)
Balance, December 2022	$(841,877)	$(164,346)	$76,635	$(929,588)
15 VF Corporation Q3 FY24 Form 10-Q

	Nine Months Ended December 2023
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2023	$(859,651)	$(167,692)	$7,825	$(1,019,518)
Other comprehensive income (loss) before reclassifications	2,798	762	(30,144)	(26,584)
Amounts reclassified from accumulated other comprehensive loss	—	11,229	(16,500)	(5,271)
Net other comprehensive income (loss)	2,798	11,991	(46,644)	(31,855)
Balance, December 2023	$(856,853)	$(155,701)	$(38,819)	$(1,051,373)

	Nine Months Ended December 2022
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2022	$(751,632)	$(230,290)	$55,343	$(926,579)
Other comprehensive income (loss) before reclassifications	(90,245)	(11,226)	68,719	(32,752)
Amounts reclassified from accumulated other comprehensive loss	—	77,170	(47,427)	29,743
Net other comprehensive income (loss)	(90,245)	65,944	21,292	(3,009)
Balance, December 2022	$(841,877)	$(164,346)	$76,635	$(929,588)
Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended December		Nine Months Ended December
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2023	2022	2023	2022
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(4,106)	$(3,858)	$(12,508)	$(11,532)
Deferred prior service credits	Other income (expense), net	136	112	408	335
Pension settlement charges	Other income (expense), net	(131)	(695)	(3,430)	(93,597)
Total before tax		(4,101)	(4,441)	(15,530)	(104,794)
Tax benefit		1,162	1,392	4,301	27,624
Net of tax		(2,939)	(3,049)	(11,229)	(77,170)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(794)	782	(220)	(9,173)
Foreign exchange contracts	Cost of goods sold	(2,697)	33,816	14,777	68,830
Foreign exchange contracts	Selling, general and administrative expenses	833	1,816	3,141	5,380
Foreign exchange contracts	Other income (expense), net	536	(3,536)	(725)	(9,065)
Interest rate contracts	Interest expense	1,210	27	3,033	81
Total before tax		(912)	32,905	20,006	56,053
Tax expense		168	(4,979)	(3,506)	(8,626)
Net of tax		(744)	27,926	16,500	47,427
Total reclassifications for the period, net of tax		$(3,683)	$24,877	$5,271	$(29,743)
VF Corporation Q3 FY24 Form 10-Q 16

NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the nine months ended December 2023, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 5,837,052 shares of its Common Stock at a weighted average exercise price of $18.12 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options typically vest and become exercisable in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Nine Months Ended December 2023
Expected volatility	33% to 52%
Weighted average expected volatility	42%
Expected term (in years)	5.9 to 7.8
Weighted average dividend yield	3.8%
Risk-free interest rate	3.80% to 5.50%
Weighted average fair value at date of grant	$5.73

During the nine months ended December 2023, VF granted 709,338 performance-based restricted stock units ("RSUs") to executives that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The weighted average fair market value of VF Common Stock at the dates the units were granted was $18.29 per share. Each performance-based RSU has a potential final payout ranging from zero to two and one-quarter shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial and relative total shareholder return targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The financial targets include 50% weighting based on VF's revenue growth and 50% weighting based on VF's gross margin performance over the three-year period compared to financial targets. Furthermore, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's total shareholder return ("TSR") over the three-year period compares to the TSR for companies included in the Standard & Poor's 500 Consumer
Discretionary Index, resulting in a maximum payout of 225% of the target award. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $0.35 per share.
During the nine months ended December 2023, VF granted 50,883 nonperformance-based RSUs to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The weighted average fair market value of VF Common Stock at the dates the units were granted was $17.88 per share.
In addition, VF granted 3,354,593 nonperformance-based RSUs to employees during the nine months ended December 2023. These units generally vest over periods up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $17.18 per share.
NOTE 13 — INCOME TAXES

The effective income tax rate for the nine months ended December 2023 was 412.9% compared to (28.6)% in the 2022 period. The nine months ended December 2023 included a net discrete tax expense of $693.6 million, primarily related to the tax effects of decisions in the Timberland tax case and Belgium excess profits ruling, which are discussed further below. Excluding the $693.6 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 18.7%. The nine months ended December 2022 included a net discrete tax benefit of $98.8 million, which primarily related to the Internal Revenue Service ("IRS") examinations for tax year 2017 and short-tax year 2018 resulting in a $94.9 million favorable adjustment to VF's transition tax liability under the Tax Cuts and Jobs Act. Excluding the $98.8 million net discrete tax benefit in the 2022 period, the effective income tax rate would have been 9.5%. Without discrete items, the effective income tax rate for the nine months ended December 2023 increased by 9.2% compared with the 2022 period primarily due to the jurisdictional mix of earnings and losses.
As previously reported, VF petitioned the U.S. Tax Court (the “Tax Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argued that all such income should have been immediately included in 2011, VF reported periodic income inclusions in subsequent tax years. In Fiscal 2023, the Tax Court issued its final decision in favor of the IRS, which was appealed by VF. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable and began to accrue interest income. These amounts were included in the other assets line item in VF's Consolidated Balance Sheet, based on our assessment of the position under the more-likely-than-not standard of the accounting literature. On September 8, 2023, the U.S. Court of Appeals for the First Circuit (“Appeals Court”) upheld the Tax Court’s decision in favor of the IRS. As a result of the Appeals Court decision, VF determined that its position no longer met the more-likely-than-not threshold, and thus wrote off the related income tax receivable and associated interest and recorded $690.0 million of income tax expense in
17 VF Corporation Q3 FY24 Form 10-Q

the second quarter of Fiscal 2024. This amount includes the reversal of $19.6 million of interest income, of which $7.5 million was recorded in the first quarter of Fiscal 2024. This amount reflects the total estimated net impact to VF’s tax expense, which includes the expected reduction in taxes paid on the periodic inclusions that VF has reported, release of related deferred tax liabilities, and consideration of indirect tax effects resulting from the decision. The estimated impact is subject to future adjustments based on finalization with tax authorities.
VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. During 2015, the European Union Commission ("EU") investigated and announced its decision that these rulings were illegal and ordered the tax benefits to be collected from affected companies, including VF. During 2017 and 2018, VF Europe BVBA was assessed and paid €35.0 million in tax and interest, which was recorded as an income tax receivable and was included in the other current assets line item in VF's Consolidated Balance Sheets, based on the expected success of the requests for annulment. After subsequent annulments and appeals, the General Court confirmed the decision of the EU on September 20, 2023. As a result, VF wrote off the related income tax receivable and recorded a benefit for the associated foreign tax credit, resulting in $26.1 million of net income tax expense in the second quarter of Fiscal 2024.
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
During the nine months ended December 2023, the amount of net unrecognized tax benefits and associated interest increased by $0.9 million to $298.5 million, which includes a net reduction of $183.0 million due to settlement with the tax authorities related to intellectual property transfers completed in a prior period and a net increase of $192.5 million due to uncertainty in the application of court decisions upheld upon appeal, which were recorded in the second quarter of Fiscal 2024. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $29.4 million due to settlement of audits and expiration of statutes of limitations, of which $25.7 million would reduce income tax expense.
NOTE 14 — REPORTABLE SEGMENT INFORMATION
The CODM allocates resources and assesses performance based on a global brand view which represents VF's operating segments. The operating segments have been evaluated and combined into reportable segments because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance.
The Company's reportable segments have been identified as: Outdoor, Active and Work. We have included an Other category in the table below for purposes of reconciliation of revenues and profit, but it is not considered a reportable segment. Other primarily includes sourcing activities related to transition services.
Financial information for VF's reportable segments is as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2023	2022	2023	2022
Segment revenues:
Outdoor	$1,738,579	$2,003,045	$4,281,955	$4,326,997
Active	999,396	1,258,682	3,147,692	3,772,737
Work	222,308	268,940	651,211	772,980
Other	—	—	—	148
Total segment revenues	$2,960,283	$3,530,667	$8,080,858	$8,872,862
Segment profit (loss):
Outdoor	$304,741	$457,027	$557,830	$670,615
Active (a)	94,020	146,885	351,772	541,171
Work	(1,864)	18,487	13,482	92,989
Other	—	(134)	—	(516)
Total segment profit	396,897	622,265	923,084	1,304,259
Impairment of goodwill and intangible assets	(257,096)	—	(257,096)	(421,922)
Corporate and other expenses	(142,004)	(116,133)	(321,333)	(507,656)
Interest expense, net	(63,338)	(50,230)	(168,701)	(115,395)
Income (loss) before income taxes	$(65,541)	$455,902	$175,954	$259,286
(a)Includes legal settlement gains of $29.1 million in the three and nine months ended December 2023.
VF Corporation Q3 FY24 Form 10-Q 18

NOTE 15 — EARNINGS (LOSS) PER SHARE

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2023	2022	2023	2022
Earnings (loss) per common share – basic:
Net income (loss)	$(42,452)	$507,868	$(550,574)	$333,476
Weighted average common shares outstanding	388,383	387,739	388,294	387,663
Earnings (loss) per common share	$(0.11)	$1.31	$(1.42)	$0.86
Earnings (loss) per common share – diluted:
Net income (loss)	$(42,452)	$507,868	$(550,574)	$333,476
Weighted average common shares outstanding	388,383	387,739	388,294	387,663
Incremental shares from stock options and other dilutive securities	—	453	—	694
Adjusted weighted average common shares outstanding	388,383	388,192	388,294	388,357
Earnings (loss) per common share	$(0.11)	$1.31	$(1.42)	$0.86
In the three and nine-month periods ended December 2023, the dilutive impacts of outstanding stock options and other dilutive securities were excluded from dilutive shares as a result of the Company's net loss for the periods and, as such, their inclusion would have been anti-dilutive. As a result, a total of 19.2 million and 19.0 million potentially dilutive shares related to stock options and other dilutive securities were excluded from the diluted loss per share calculations for the three and nine-month periods ended December 2023, respectively.
Outstanding stock options and other dilutive securities of approximately 9.9 million and 9.7 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2022, respectively, because the effect of their inclusion would have been anti-dilutive. In addition, 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and nine-month periods ended December 2022, because these units were not considered to be contingent outstanding shares in those periods.
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
19 VF Corporation Q3 FY24 Form 10-Q

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
December 2023
Financial assets:
Cash equivalents:
Money market funds	$69,840	$69,840	$—	$—
Time deposits	27,659	27,659	—	—
Derivative financial instruments	15,804	—	15,804	—
Deferred compensation	91,666	91,666	—	—
Financial liabilities:
Derivative financial instruments	64,700	—	64,700	—
Deferred compensation	88,566	—	88,566	—

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2023
Financial assets:
Cash equivalents:
Money market funds	$418,304	$418,304	$—	$—
Time deposits	21,233	21,233	—	—
Derivative financial instruments	49,688	—	49,688	—
Deferred compensation	99,200	99,200	—	—
Financial liabilities:
Derivative financial instruments	72,653	—	72,653	—
Deferred compensation	96,364	—	96,364	—
(a)There were no transfers among the levels within the fair value hierarchy during the nine months ended December 2023 or the year ended March 2023.

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
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2023 and March 2023, their carrying values approximated fair value. Additionally, at December 2023 and March 2023, the carrying values of VF’s long-term debt, including the current portion, were $5,755.8 million and $6,635.3 million, respectively, compared with fair values of $5,280.7 million and $6,244.4 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
Timberland Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
During the three months ended December 2023, management determined that the recent downturn in the Timberland historical financial results, combined with a downward revision to the latest Fiscal 2024 forecast and forward-looking financial projections, was a triggering event that required management to perform a quantitative impairment analysis of both the Timberland reporting unit goodwill, which includes the Timberland® brand, and the Timberland indefinite-lived trademark intangible asset, which includes both the Timberland® and Timberland PRO® brands. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the December 30, 2023 testing date were $407.9 million and $999.5 million, respectively. As a result of the impairment testing performed, VF
VF Corporation Q3 FY24 Form 10-Q 20

recorded a goodwill impairment charge of $195.3 million in the Consolidated Statements of Operations for the three and nine months ended December 2023 to write down the Timberland reporting unit carrying value to its estimated fair value. No impairment charge was recorded on the indefinite-lived trademark intangible asset. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount.
The Timberland® brand, acquired in 2011, offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. Products are sold globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, VF-operated stores, on websites with strategic digital partners and online at www.timberland.com. The Timberland reporting unit is included in the Outdoor reportable segment.
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
Key assumptions developed by management and used in the quantitative analysis of the Timberland reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows that considered recent historical results, actual results lower than previous internal forecasts, with forecasted revenue growth and profitability improvement throughout the forecast period that reflects the long-term strategy for the business with a return to historical averages, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for the brand and similar VF brands; and,
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results and the return to revenue growth and improved profitability over the projection period. If the brand is unable to achieve the financial projections, an impairment on the indefinite-lived trademark intangible asset or additional impairment on the reporting unit goodwill could occur in the future.
Dickies Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
September 30, 2023 Testing
During the three months ended September 2023, management determined that the recent downturn in the Dickies historical financial results, combined with a downward revision to the latest Fiscal 2024 forecast, was a triggering event that required management to perform a quantitative impairment analysis of both the Dickies reporting unit goodwill and the Dickies indefinite-lived trademark intangible asset. Based on the analysis, management concluded both the goodwill and indefinite-lived intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 8%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the September 30, 2023 testing date were $61.2 million and $290.0 million, respectively.
December 30, 2023 Testing
During the three months ended December 2023, management determined that the continued downturn in the Dickies financial results, weakness in certain key U.S. wholesale customer accounts, including lost product placement, and weakness in certain international markets, combined with expectations of a slower recovery, which have resulted in further reductions to the financial projections, was a triggering event that required management to perform a quantitative impairment analysis of both the Dickies reporting unit goodwill and the Dickies indefinite-lived trademark intangible asset. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the December 30, 2023 testing date were $61.8 million and $290.0 million, respectively. Based on the analysis, management concluded that the Dickies reporting unit goodwill was fully impaired and thus recorded an impairment charge of $61.8 million in the Consolidated Statements of Operations for the three and nine months ended December 2023. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by a significant amount.
The Dickies® brand, acquired in 2017, is a leader in authentic, functional, durable and affordable workwear and has expanded to produce work-inspired, casual-use products. Products are sold globally through mass merchants, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, VF-operated stores, on websites with strategic digital partners and online at www.dickies.com. The Dickies reporting unit is included in the Work reportable segment.
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
21 VF Corporation Q3 FY24 Form 10-Q

would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Dickies reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including a base year that considered recent actual results lower than previous internal forecasts, continued weakness in certain key accounts and markets, slower recovery from the recent downturn, with moderate revenue growth and improved profitability throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for the brand and similar VF brands; and,
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results and the return to revenue growth and improved profitability over the projection period. If the brand is unable to achieve the financial projections, an impairment of the indefinite-lived trademark intangible asset could occur in the future.
Management's Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the business. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment or recoverability of the Timberland reporting unit goodwill or the Timberland and Dickies indefinite-lived trademark intangible assets could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in the remainder of Fiscal 2024 or future years vary from current assumptions (including changes in discount rates, royalty rates and foreign currency exchange rates), (iii) business conditions or strategies change from current assumptions, including loss of major customers or channels, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and earnings before interest, tax, depreciation and amortization ("EBITDA"). A future impairment charge of the Timberland reporting unit goodwill or the Timberland and Dickies indefinite-lived trademark intangible assets could have a material effect on VF's consolidated financial position and results of operations.
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
VF Corporation Q3 FY24 Form 10-Q 22

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
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.0 billion at December 2023, $3.4 billion at March 2023 and $3.3 billion at December 2022, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, South Korean won, Chinese renminbi, Swedish krona, Polish zloty and Japanese yen. These derivative contracts have maturities up to 20 months.
The notional amounts of VF's outstanding interest rate swap contracts were $500.0 million at December 2023, March 2023 and December 2022.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2023	March 2023	December 2022	December 2023	March 2023	December 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$13,901	$46,752	$80,435	$(63,897)	$(71,052)	$(58,455)
Interest rate contracts	1,737	—	422	—	(1,140)	—
Total derivatives designated as hedging instruments	15,638	46,752	80,857	(63,897)	(72,192)	(58,455)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	166	2,936	4,061	(803)	(461)	(321)
Total derivatives	$15,804	$49,688	$84,918	$(64,700)	$(72,653)	$(58,776)
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

	December 2023		March 2023		December 2022

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$15,804	$(64,700)	$49,688	$(72,653)	$84,918	$(58,776)
Gross amounts not offset in the Consolidated Balance Sheets	(15,011)	15,011	(26,470)	26,470	(24,024)	24,024
Net amounts	$793	$(49,689)	$23,218	$(46,183)	$60,894	$(34,752)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		December 2023	March 2023	December 2022
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$12,261	$48,132	$79,862
Foreign exchange contracts	Accrued liabilities	(55,562)	(59,995)	(42,274)
Foreign exchange contracts	Other assets	1,806	1,556	4,634
Foreign exchange contracts	Other liabilities	(9,138)	(11,518)	(16,502)
Interest rate contracts	Other current assets	1,737	—	—
Interest rate contracts	Other assets	—	—	422
Interest rate contracts	Other liabilities	—	(1,140)	—
23 VF Corporation Q3 FY24 Form 10-Q

Cash Flow Hedges
VF primarily uses foreign currency exchange forward contracts to hedge a portion of the exchange risk for its forecasted sales, inventory purchases, operating costs and certain intercompany transactions, including sourcing and management fees and royalties. The company also uses interest swap contracts to hedge against a portion of the exposure related to its interest payments on its variable-rate debt. The effects of cash flow hedging included in VF’s Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in Accumulated OCL Three Months Ended December		Gain (Loss) on Derivatives Recognized in Accumulated OCL Nine Months Ended December

Cash Flow Hedging Relationships	2023	2022	2023	2022
Foreign exchange contracts	$(71,398)	$(120,057)	$(42,049)	$82,058
Interest rate contracts	(1,977)	422	5,829	422
Total	$(73,375)	$(119,635)	$(36,220)	$82,480

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss) Three Months Ended December		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss) Nine Months Ended December

Cash Flow Hedging Relationships	Location of Gain (Loss)	2023	2022	2023	2022
Foreign exchange contracts	Net revenues	$(794)	$782	$(220)	$(9,173)
Foreign exchange contracts	Cost of goods sold	(2,697)	33,816	14,777	68,830
Foreign exchange contracts	Selling, general and administrative expenses	833	1,816	3,141	5,380
Foreign exchange contracts	Other income (expense), net	536	(3,536)	(725)	(9,065)
Interest rate contracts	Interest expense	1,210	27	3,033	81
Total		$(912)	$32,905	$20,006	$56,053
Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as intercompany borrowings. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. During the nine months ended December 2023, certain derivative contracts were de-designated as the related hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCL and recognized an $8.3 million loss in cost of goods sold during the nine months ended December 2023.
Other Derivative Information
At December 2023, accumulated OCL included $40.7 million of pre-tax net deferred losses for foreign currency exchange contracts and a $1.7 million pre-tax deferred gain for interest rate swap contracts, which are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes and euro commercial paper borrowings, which represented €2.0 billion in aggregate principal as of December 2023, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three and nine-month periods ended December 2023, the Company recognized an after-tax loss of $74.8 million and $19.3 million, respectively, in other comprehensive income (loss) related to the net investment hedge transaction, and an after-tax loss of $126.5 million and an after-tax gain of $45.2 million for the three and nine-month periods ended December 2022, respectively. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
VF Corporation Q3 FY24 Form 10-Q 24

NOTE 18 — RESTRUCTURING
The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. Beginning in the three months ended December 2023, restructuring costs include charges related to Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The Company currently estimates that it will incur approximately $80.0 million to $130.0 million in restructuring and restructuring-related charges in connection with Reinvent, and that substantially all actions will be completed by the end of Fiscal 2025. Of the total estimated charges, the Company anticipates that approximately one-half will relate to severance and employee-related benefits and that the remainder will relate to asset impairments and other non-cash write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the three and nine months ended December 2023, VF recorded $50.3 million of charges in connection with Reinvent, of which $31.6 million related to severance and employee-related benefits and $18.7 million related to non-cash asset write-downs. As of December 2023,
$3.7 million of cash payments related to the Reinvent charges have been made.
During the three and nine months ended December 2023, VF recognized $50.8 million and $51.9 million, respectively, of total restructuring charges, related to approved initiatives. Of the total restructuring charges recognized in the three and nine months ended December 2023, $46.6 million and $47.7 million were reflected in selling, general and administrative expenses, respectively, and $4.2 million in cost of goods sold in both periods. The Company has not recognized any significant incremental costs related to accruals for the year ended March 2023 or prior periods.
Of the $45.2 million total restructuring accrual at December 2023, $43.7 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $1.5 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2023	2022	2023	2022
Severance and employee-related benefits	$31,602	$10,607	$32,278	$50,165
Asset impairments and write-downs	18,739	—	18,739	—
Accelerated depreciation	—	25	—	7,276
Contract termination and other	435	460	889	5,563
Total restructuring charges	$50,776	$11,092	$51,906	$63,004
Restructuring costs by business segment are as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2023	2022	2023	2022
Outdoor	$—	$391	$242	$887
Active	—	—	434	1,478
Work	—	—	—	9
Corporate and other	50,776	10,701	51,230	60,630
Total	$50,776	$11,092	$51,906	$63,004
The activity in the restructuring accrual for the nine-month period ended December 2023 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2023	$38,721	$6,545	$45,266
Charges	32,278	—	32,278
Cash payments and settlements	(24,574)	(4,839)	(29,413)
Adjustments to accruals	(2,398)	(582)	(2,980)
Impact of foreign currency	37	26	63
Accrual at December 2023	$44,064	$1,150	$45,214
NOTE 19 — SUBSEQUENT EVENT

On January 23, 2024, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on March 20, 2024 to stockholders of record on March 11, 2024.
25 VF Corporation Q3 FY24 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from April 2, 2023 through March 30, 2024 ("Fiscal 2024"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2024. For presentation purposes herein, all references to periods ended December 2023 and December 2022 relate to the fiscal periods ended on December 30, 2023 and December 31, 2022, respectively. References to March 2023 relate to information as of April 1, 2023.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers.
References to the three and nine months ended December 2023 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three and nine months ended December 2022 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.

RECENT DEVELOPMENTS
Cybersecurity Incident
On December 13, 2023, VF detected unauthorized occurrences on a portion of its information technology ("IT") systems. Upon detecting the unauthorized occurrences, VF began taking steps to contain, assess and remediate the incident, including beginning an investigation with leading external cybersecurity experts, activating its incident response plan, and shutting down some systems. As a result of these and other measures, and while VF’s investigation and remediation efforts remain ongoing, VF believes the threat actor was ejected from VF’s IT systems on December 15, 2023. The threat actor disrupted VF’s business operations by encrypting some IT systems, and stole data from VF, including personal data. After VF shut down some of its systems, VF experienced disruption to certain of its operations, including interrupted replenishment of retail store inventory and delayed order fulfillment which had impacts such as the cancellation by customers and consumers of some product orders, reduced demand on certain of its brands’ e-commerce sites, and delay of some wholesale shipments. While VF is still experiencing minor residual impacts from the cyber incident, VF has resumed retail store inventory replenishment and product order fulfillment, and is caught up on fulfilling orders that were delayed as a result of the cyber incident. VF has substantially restored the IT systems and data that were impacted by the cyber incident, but continues to work through minor operational impacts.
While the investigation remains ongoing, VF believes that the material impact or reasonably likely material impact on VF is limited to the material impacts on VF’s business operations discussed above, which are no longer ongoing at this time. VF also believes the impacts of the cyber incident are not material and are not reasonably likely to be material to its financial condition and results of operations.
VF will be seeking reimbursement of costs, expenses and losses stemming from the cyber incident by submitting claims to VF’s cybersecurity insurers. The timing and amount of any such reimbursements are not known at this time.
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
•Appoint new Vans® president: The Global Brand President of Vans® has stepped down from the position and has transitioned to lead Reinvent and the project teams driving the work. A search for a new brand president is ongoing with VF's CEO serving in the role on an interim basis.
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
Reinvent charges and project-related costs in the third quarter of Fiscal 2024 were $50.9 million, which primarily included costs associated with severance and employee-related benefits and certain non-cash asset write-downs.
Dividend Update
On October 24, 2023, the Board of Directors declared a quarterly dividend of $0.09 per share that was paid during the third quarter of Fiscal 2024, which represented a 70% reduction when
VF Corporation Q3 FY24 Form 10-Q 26

compared to the dividend of $0.30 per share paid in the second quarter of Fiscal 2024. The decrease in the dividend was an action taken to strengthen the Company's financial position by reducing debt. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends. On January 23, 2024, the Board of Directors declared a quarterly dividend of $0.09 per share to be paid during the fourth quarter of Fiscal 2024.
Impact of Global Events and Uncertainties
Though not expected to have a significant impact in the current year, the coronavirus ("COVID-19") pandemic resulted in temporary closures of VF-operated retail stores in Fiscal 2023, most notably in the Asia-Pacific region, which impacted revenues in the region for the nine months ended December 2022. The ongoing conflict between Russia and Ukraine and the conflict in the Middle East continue to cause disruption in the regions and unknown impacts to the global economy; however, we currently do not expect significant disruption to our business.
For additional information, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Fiscal 2023 Form 10-K.

SUMMARY OF THE THIRD QUARTER OF FISCAL 2024

•Revenues were down 16% to $3.0 billion compared to the three months ended December 2022, including a 1% favorable impact from foreign currency.
•Outdoor segment revenues decreased 13% to $1.7 billion compared to the three months ended December 2022, including a 2% favorable impact from foreign currency.
•Active segment revenues decreased 21% to $1.0 billion compared to the three months ended December 2022, including a 1% favorable impact from foreign currency.
•Work segment revenues decreased 17% to $222.3 million compared to the three months ended December 2022, including a 1% favorable impact from foreign currency.
•Wholesale revenues were down 26% compared to the three months ended December 2022, including a 2% favorable impact from foreign currency.
•Direct-to-consumer revenues were down 8% over the 2022 period, including a 1% favorable impact from foreign currency. E-commerce revenues decreased 13% in the current period, including a 1% favorable impact from foreign currency. Direct-to-consumer revenues accounted for 60% of VF's net revenues for the three months ended December 2023.
•International revenues decreased 5% compared to the three months ended December 2022, including a 3% favorable impact from foreign currency. Revenues in Europe decreased 7%, including a 5% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 2%, including a 1% unfavorable impact from foreign currency. International revenues represented 52% of VF's net revenues for the three months ended December 2023.
•Revenues in the Americas region decreased 24% compared to the three months ended December 2022, including a 1% favorable impact from foreign currency.
•Gross margin increased 20 basis points to 55.1% compared to the three months ended December 2022, primarily driven by favorable mix, partially offset by unfavorable foreign currency impacts.
•Earnings (loss) per share was $(0.11) compared to $1.31 in the 2022 period. The decrease was primarily driven by lower profitability across all segments, goodwill impairment charges related to the Timberland and Dickies reporting units and Reinvent charges during the three months ended December 2023, partially offset by legal settlement gains in the quarter. The three months ended December 2022 included a $0.24 discrete tax benefit in the quarter.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and nine months ended December 2023 from the comparable periods in 2022:

(In millions)	Three Months Ended December	Nine Months Ended December
Net revenues — 2022	$3,530.7	$8,872.9
Organic	(615.1)	(897.7)
Impact of foreign currency	44.7	105.7
Net revenues — 2023	$2,960.3	$8,080.9

VF reported a 16% and 9% decrease in revenues for the three and nine months ended December 2023, respectively, compared to the 2022 periods, including a 1% favorable impact from foreign currency in both periods. The revenue decrease in the three months ended December 2023 was driven by declines across all segments. The revenue decrease in the nine months ended December 2023 was primarily due to declines in the Active and Work segments. The revenue decrease in both periods was partially offset by overall growth in the Asia-Pacific region in both the three and nine months ended December 2023. The Asia-Pacific region was negatively impacted by COVID-19 resurgence in Mainland China in the nine months ended December 2022.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
27 VF Corporation Q3 FY24 Form 10-Q

The following table presents the percentage relationships to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended December		Nine Months Ended December

	2023	2022	2023	2022
Gross margin (net revenues less cost of goods sold)	55.1%	54.9%	53.1%	53.4%
Selling, general and administrative expenses	47.5	40.3	45.9	43.1
Impairment of goodwill and intangible assets	8.7	—	3.2	4.8
Operating margin	(1.1)%	14.6%	4.0%	5.5%

Gross margin increased 20 basis points and decreased 30 basis points in the three and nine months ended December 2023, respectively, compared to the 2022 periods. The increase in the three months ended December 2023 was primarily driven by favorable mix, partially offset by unfavorable foreign currency impacts. The decrease in the nine months ended December 2023 was primarily driven by unfavorable foreign currency impacts, partially offset by favorable mix.
Selling, general and administrative expenses as a percentage of total revenues increased 720 and 280 basis points during the three and nine months ended December 2023, respectively, compared to the 2022 periods. Selling, general and administrative expenses decreased $14.0 million and $118.3 million in the three and nine months ended December 2023, respectively, compared to the 2022 periods. The decrease in the three months ended December 2023 was primarily due to lower distribution and advertising expenses, partially offset by Reinvent charges. The decrease in the nine months ended December 2023 was due to lower compensation and administrative costs, direct-to-consumer expenses and distribution costs, partially offset by higher information technology costs.
VF recorded goodwill impairment charges of $195.3 million and $61.8 million related to the Timberland and Dickies reporting units, respectively, in the three and nine months ended December 2023. During the third quarter of Fiscal 2024, due to continued weakness and downturn in the financial results, combined with expectations of a slower recovery, the Company determined that a triggering event had occurred requiring impairment testing of the Timberland and Dickies reporting unit goodwill and indefinite-lived trademark intangible assets. The goodwill impairment related to the reduction in financial projections for both reporting units.
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
Net interest expense increased $13.1 million and $53.3 million during the three and nine months ended December 2023, respectively, compared to the 2022 periods. The increase in net interest expense in both the three and nine months ended December 2023 was primarily due to additional borrowings on long-term debt at higher rates, partially offset by lower short-term commercial paper borrowings and higher investment rates. Total outstanding debt averaged $6.8 billion in the nine months ended December 2023 and $6.5 billion in the same period in 2022, with weighted average interest rates of 3.4% and 2.3% in the nine months ended December 2023 and 2022, respectively.
Other income (expense), net decreased $39.9 million and $136.8 million during the three and nine months ended December 2023, respectively, compared to the 2022 periods. The decrease in the three months ended December 2023 was primarily due to legal settlement gains of $29.1 million and lower foreign currency losses compared to the 2022 period. The decrease in the nine months ended December 2023 was primarily due to the above-mentioned benefits during the fiscal third quarter and a $91.8 million pension settlement charge recorded in the 2022 period, which resulted from the purchase of a group annuity contract and transfer of a portion of the assets and liabilities associated with the U.S. qualified defined benefit pension plan to an insurance company.
The effective income tax rate for the nine months ended December 2023 was 412.9% compared to (28.6)% in the 2022 period. The nine months ended December 2023 included a net discrete tax expense of $693.6 million, primarily related to the tax effects of decisions in the Timberland tax case and Belgium excess profits ruling. Refer to Note 13 to VF's consolidated financial statements for additional information. Excluding the $693.6 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 18.7%. The nine months ended December 2022 included a net discrete tax benefit of $98.8 million, which primarily related to the Internal Revenue Service ("IRS") examinations for tax year 2017 and short-tax year 2018 resulting in a $94.9 million favorable adjustment to VF's transition tax liability under the Tax Cuts and Jobs Act. Excluding the $98.8 million net discrete tax benefit in the 2022 period, the effective income tax rate would have been 9.5%. Without discrete items, the effective income tax rate for the nine months ended December 2023 increased by 9.2% compared with the 2022 period primarily due to the jurisdictional mix of earnings and losses.
As a result of the above, net income (loss) in the three months ended December 2023 was $(42.5) million ($(0.11) per diluted share) compared to $507.9 million ($1.31 per diluted share) in the 2022 period, and net income (loss) in the nine months ended December 2023 was $(550.6) million ($(1.42) per diluted share) compared to $333.5 million ($0.86 per diluted share) in the 2022 period. Refer to additional discussion in the “Information by Reportable Segment” section below.
VF Corporation Q3 FY24 Form 10-Q 28

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
The following tables present a summary of the changes in segment revenues and profit (loss) in the three and nine months ended December 2023 from the comparable periods in 2022 and revenues by region for our top 4 brands for the three and nine months ended December 2023 and 2022:
Segment Revenues:

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2022	$2,003.0	$1,258.7	$268.9	$—	$3,530.7
Organic	(293.0)	(274.4)	(47.7)	—	(615.1)
Impact of foreign currency	28.6	15.1	1.1	—	44.7
Segment revenues — 2023	$1,738.6	$999.4	$222.3	$—	$2,960.3

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2022	$4,327.0	$3,772.7	$773.0	$0.1	$8,872.9
Organic	(107.0)	(667.3)	(123.2)	(0.1)	(897.7)
Impact of foreign currency	62.0	42.3	1.4	—	105.7
Segment revenues — 2023	$4,282.0	$3,147.7	$651.2	$—	$8,080.9
Segment Profit (Loss):

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2022	$457.0	$146.9	$18.5	$(0.1)	$622.3
Organic	(159.0)	(54.5)	(20.6)	0.1	(233.9)
Impact of foreign currency	6.7	1.6	0.2	—	8.5
Segment profit (loss) — 2023	$304.7	$94.0	$(1.9)	$—	$396.9

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2022	$670.6	$541.2	$93.0	$(0.5)	$1,304.3
Organic	(125.8)	(197.0)	(80.3)	0.5	(402.6)
Impact of foreign currency	13.0	7.6	0.8	—	21.4
Segment profit — 2023	$557.8	$351.8	$13.5	$—	$923.1
Note: Amounts may not sum due to rounding.
29 VF Corporation Q3 FY24 Form 10-Q

Top Brand Revenues:
	Three Months Ended December 2023
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$434.1	$557.7	$231.4	$111.5	$1,334.7
Europe	149.4	418.1	172.6	22.8	762.9
Asia-Pacific	84.7	216.3	69.1	13.6	383.7
Global	$668.2	$1,192.1	$473.0	$147.9	$2,481.2

	Three Months Ended December 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$625.6	$731.8	$330.7	$125.4	$1,813.5
Europe	185.1	417.8	195.0	26.8	824.7
Asia-Pacific	116.2	171.6	69.8	24.8	382.4
Global	$926.9	$1,321.2	$595.5	$177.0	$3,020.6

	Nine Months Ended December 2023
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$1,350.3	$1,377.0	$549.6	$331.1	$3,608.0
Europe	526.4	990.9	489.5	75.8	2,082.6
Asia-Pacific	277.9	491.1	176.3	49.1	994.4
Global	$2,154.5	$2,859.0	$1,215.5	$456.0	$6,685.0

	Nine Months Ended December 2022
(In millions)	Vans®	The North Face®	Timberland® (a)	Dickies®	Total
Americas	$1,859.9	$1,511.9	$737.7	$386.3	$4,495.8
Europe	608.3	874.1	485.8	68.3	2,036.5
Asia-Pacific	357.6	367.1	165.6	79.2	969.5
Global	$2,825.9	$2,753.2	$1,389.1	$533.7	$7,501.9
(a)The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.

VF Corporation Q3 FY24 Form 10-Q 30

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Segment revenues	$1,738.6	$2,003.0	(13.2)%	$4,282.0	$4,327.0	(1.0)%
Segment profit	304.7	457.0	(33.3)%	557.8	670.6	(16.8)%
Operating margin	17.5%	22.8%		13.0%	15.5%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Altra® and Icebreaker®.

Global revenues for Outdoor decreased 13% in the three months ended December 2023 compared to 2022, including a 2% favorable impact from foreign currency. Revenues in the Americas region decreased 26%. Revenues in the Europe region decreased 3%, including a 5% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 18%, including a 2% unfavorable impact from foreign currency and a 22% increase in Greater China (which includes Mainland China, Hong Kong and Taiwan), including a 2% unfavorable impact from foreign currency.
Global revenues for Outdoor decreased 1% in the nine months ended December 2023 compared to 2022, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 13%. Revenues in the Asia-Pacific region increased 25%, including a 4% unfavorable impact from foreign currency and a 29% increase in Greater China, including an 5% unfavorable impact from foreign currency. Revenues in the Europe region increased 8%, including a 5% favorable impact from foreign currency.
Global revenues for The North Face® brand decreased 10% and increased 4% in the three and nine months ended December 2023, respectively, compared to the 2022 periods. This includes a 1% favorable impact from foreign currency in both periods. The decrease in the three months ended December 2023 was driven by a decline in the Americas region, which decreased 24% compared to the 2022 period. Revenues in the Asia-Pacific region increased 26% in the three months ended December 2023, including a 2% unfavorable impact from foreign currency. Revenues in the Europe region were flat in the three months ended December 2023, including a 5% favorable impact from foreign currency. The increase in the nine months ended December 2023 was driven by growth in the Asia-Pacific and Europe regions. Revenues in the Asia-Pacific region increased 34% in the nine months ended December 2023, including a 4% unfavorable impact from foreign currency. Revenues in the Europe region increased 13% in the nine months ended December 2023, including a 5% favorable impact from foreign currency. Revenues in the Americas region decreased 9% in the nine months ended December 2023.
Global revenues for the Timberland® brand decreased 21% and 11% in the three and nine months ended December 2023, respectively, compared to the 2022 periods. This includes a 2% favorable impact from foreign currency in both periods. The overall declines were most significantly impacted by a 34% and 29% decrease in the Americas region for the three and nine months ended December 2023, respectively, including a 1% favorable impact from foreign currency in both periods. Revenues in the Europe region decreased 11% and increased 1% in the three and nine months ended December 2023, respectively, including a 5% and 6% favorable impact from foreign currency in the respective periods. Revenues in the Asia-Pacific region decreased 1% and increased 6% in the three and nine months ended December 2023, respectively, compared to the 2022 periods, including a 2% and 4% unfavorable impact from foreign currency in the respective periods.
Global direct-to-consumer revenues for Outdoor decreased 2% and increased 3% in the three and nine months ended December 2023, respectively, compared to the 2022 periods, including a 2% and 1% favorable impact from foreign currency in the respective periods. The decrease in the three months ended December 2023 was primarily due to declines in the Americas region. The increase in the nine months ended December 2023 was primarily due to The North Face® brand in the Europe and Asia-Pacific regions. Global wholesale revenues decreased 25% and 4% in the three and nine months ended December 2023, respectively, compared to the 2022 periods. The decrease includes a 1% and 2% favorable impact from foreign currency in the three and nine months ended December 2023, respectively. The decrease in both periods was primarily driven by declines in the Americas region.
Operating margin decreased in both the three and nine months ended December 2023 compared to the 2022 periods, reflecting increased direct-to-consumer expenses and higher information technology costs. The decreases in both periods were partially offset by higher gross margin, primarily driven by favorable mix and unfavorable foreign currency impacts. The decrease in the three months ended December 2023 also reflects lower leverage of operating expenses due to decreased revenues.

31 VF Corporation Q3 FY24 Form 10-Q

Active

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Segment revenues	$999.4	$1,258.7	(20.6)%	$3,147.7	$3,772.7	(16.6)%
Segment profit	94.0	146.9	(36.0)%	351.8	541.2	(35.0)%
Operating margin	9.4%	11.7%		11.2%	14.3%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Global revenues for Active decreased 21% in the three months ended December 2023 compared to the 2022 period, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 24%, including a 1% favorable impact from foreign currency. Revenues in the Europe region decreased 15%, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 15%, including a 2% unfavorable impact from foreign currency, and a 24% decrease in Greater China, including a 1% unfavorable impact from foreign currency.
Global revenues for Active decreased 17% in the nine months ended December 2023 compared to the 2022 period, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 22%. Revenues in the Europe region decreased 8%, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 11%, including a 3% unfavorable impact from foreign currency, and a 15% decrease in Greater China, including a 3% unfavorable impact from foreign currency.
Vans® brand global revenues decreased 28% and 24% in the three and nine months ended December 2023, respectively, compared to the 2022 periods. This includes a 1% favorable impact from foreign currency in both periods. The overall declines were most significantly impacted by a 31% and 27% decrease in the Americas region for the three and nine months ended December 2023, respectively, including a 1% favorable impact from foreign currency in the nine months ended December 2023. Revenues in the Europe region decreased 19% and 13% in the three and nine months ended December 2023, respectively, including a 4% favorable impact from foreign currency in both periods. Revenues in the Asia-Pacific region decreased 27% and 22% in the three and nine months ended
December 2023, respectively, including a 2% unfavorable impact from foreign currency in the nine months ended December 2023.
Global direct-to-consumer revenues for Active decreased 14% and 12% in the three and nine months ended December 2023, respectively, compared to the 2022 periods, including a 1% favorable impact from foreign currency in the three months ended December 2023. The decreases were primarily driven by declines in the Americas region, which decreased 18% and 17% in the three and nine months ended December 2023, respectively. Global wholesale revenues decreased 34% and 23% in the three and nine months ended December 2023, respectively, including a 2% favorable impact from foreign currency in both periods. The decreases were primarily due to a 44% and 31% decrease in the Americas region in the three and nine months ended December 2023, respectively, including a 1% favorable impact from foreign currency in both periods. Wholesale revenues in the Europe region decreased 25% and 14% in the three and nine months ended December 2023, respectively, including a 4% favorable impact from foreign currency in both periods. Wholesale revenues in the Asia-Pacific region decreased 19% and 23% in the three and nine months ended December 2023, respectively, and included a 1% unfavorable impact from foreign currency in the nine months ended December 2023.
Operating margin decreased in the three and nine months ended December 2023 compared to the 2022 periods, reflecting lower leverage of operating expenses due to decreased revenues. The decrease in the three and nine months ended December 2023 was partially offset by legal settlement gains of $29.1 million. The decrease in the three months ended December 2023 was partially offset by higher gross margin, primarily driven by favorable mix and unfavorable foreign currency impacts.

VF Corporation Q3 FY24 Form 10-Q 32

Work

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Segment revenues	$222.3	$268.9	(17.3)%	$651.2	$773.0	(15.8)%
Segment profit (loss)	(1.9)	18.5	(110.1)%	13.5	93.0	(85.5)%
Operating margin	(0.8)%	6.9%		2.1%	12.0%
The Work segment includes the following brands: Dickies® and Timberland PRO®.
Global Work revenues decreased 17% in the three months ended December 2023 compared to the 2022 period, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 14%. Revenues in the Asia-Pacific region decreased 45%. Revenues in the Europe region decreased 15%, including a 4% favorable impact from foreign currency.
Global Work revenues decreased 16% in the nine months ended December 2023 compared to the 2022 period. Revenues in the Americas region decreased 16%. Revenues in the Asia-Pacific region decreased 38%, including a 2% unfavorable impact from foreign currency. Revenues in the Europe region increased 11%, including a 6% favorable impact from foreign currency.
Dickies® brand global revenues decreased 16% and 15% in the three and nine months ended December 2023, respectively, compared to the 2022 periods, including a 1% favorable impact from foreign currency in the three months ended December 2023. The decline in both the three and nine months ended December 2023 was primarily driven by a decrease in the
Americas region of 11% and 14% in the respective periods, reflecting lower inventory replenishment and weakness with certain key U.S. wholesale customer accounts. The decline in both periods was also attributed to decreases in the Asia-Pacific region of 45% and 38% in the three and nine months ended December 2023, respectively, including a 2% unfavorable impact from foreign currency in the nine months ended December 2023, primarily due to broad-based weakness in Greater China. Revenues in the Europe region decreased 15% and increased 11% in the three and nine months ended December 2023, respectively, including a 4% and 6% favorable impact from foreign currency in the respective periods.
Operating margin decreased in the three and nine months ended December 2023 compared to the 2022 periods, reflecting lower gross margin resulting from increased inventory reserves and higher material costs, and lower leverage of operating expenses due to decreased revenues. The decreases were partially offset by price increases and favorable mix.

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

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Impairment of goodwill and intangible assets	$257.1	$—	100.0%	$257.1	$421.9	(39.1)%
Corporate and other expenses	142.0	116.1	22.3%	321.3	507.7	(36.7)%
Interest expense, net	63.3	50.2	26.1%	168.7	115.4	46.2%
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) certain information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses. The increase in corporate and other expenses for the three months ended December 2023 was primarily due to Reinvent charges and project-related costs of $50.9 million. The decrease in the nine months ended December 2023 was due to a $91.8 million pension settlement charge recorded in the first quarter of Fiscal 2023 and lower compensation and administrative costs in Fiscal 2024.

33 VF Corporation Q3 FY24 Form 10-Q

International

International revenues decreased 5% and increased 2% in the three and nine months ended December 2023, respectively, compared to the 2022 periods. Foreign currency had a favorable impact of 3% and 2% on international revenues in the three and nine months ended December 2023, respectively.
Revenues in the Europe region decreased 7% and increased 2% in the three and nine months ended December 2023, respectively, including a 5% favorable impact from foreign currency in both periods. In the Asia-Pacific region, revenues increased 2% and 5% in the three and nine months ended December 2023, respectively. Foreign currency had an unfavorable impact of 1% and 3% on Asia-Pacific revenues in the three and nine months ended December 2023, respectively. Revenues in Greater China increased 5% and 10% in the three and nine months ended December 2023, respectively, including a 2% and 4% unfavorable impact from foreign currency in the respective periods. The nine months ended December 2022 was negatively impacted by COVID-19 resurgence in Mainland China.
International revenues were 52% and 46% of total revenues in the three-month periods ended December 2023 and 2022, respectively, and 52% and 47% of total revenues in the nine-month periods ended December 2023 and 2022, respectively.

Direct-to-Consumer

Direct-to-consumer revenues decreased 8% and 5% in the three and nine months ended December 2023, respectively, compared to the 2022 periods, including a 1% favorable impact from foreign currency in both periods.
VF's e-commerce business decreased 13% and 9% during the three and nine months ended December 2023, respectively, including a 1% favorable impact from foreign currency in the three months ended December 2023. These results were primarily driven by declines in the e-commerce business in the Americas region.
Revenues from VF-operated retail stores decreased 4% during the three and nine months ended December 2023, including a
1% favorable impact from foreign currency in both periods. There were 1,271 VF-operated retail stores at December 2023 compared to 1,282 at December 2022.
Direct-to-consumer revenues were 60% and 55% of total revenues in the three-month periods ended December 2023 and 2022, respectively, and 48% and 46% of total revenues in the nine-month periods ended December 2023 and 2022, respectively.

Wholesale

Wholesale revenues decreased 26% and 12% in the three and nine months ended December 2023, respectively, compared to the 2022 periods, including a 2% favorable impact from foreign currency in both periods. These results were primarily driven by declines in the wholesale business in the Americas region.
Wholesale revenues were 40% and 45% of total revenues in the three-month periods ended December 2023 and 2022, respectively, and 52% and 54% of total revenues in the nine-month periods ended December 2023 and 2022, respectively.

VF Corporation Q3 FY24 Form 10-Q 34

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at December 2023 compared to March 2023:
•Decrease in accounts receivable — primarily due to lower wholesale shipments.
•Decrease in inventories — driven by VF reducing elevated inventory levels, primarily in core and replenishment products.
•Decrease in goodwill — primarily due to $257.1 million in impairment charges related to the Timberland and Dickies reporting units recorded in the third quarter of Fiscal 2024.
•Decrease in other assets — primarily due to the write-off of the $875.7 million income tax receivable in the second quarter of Fiscal 2024 due to the unfavorable decision in the Timberland tax case related to 2011 taxes and interest disputed with the IRS.
•Increase in short-term borrowings — primarily due to an increase in commercial paper borrowings.
•Decrease in long-term debt — due to the reclassification of $1.0 billion of long-term debt due in December 2024 related to our delayed draw Term Loan Agreement (the "DDTL Agreement").
The following discussion refers to significant changes in balances at December 2023 compared to December 2022:
•Decrease in accounts receivable — primarily due to lower wholesale shipments.
•Decrease in inventories — driven by VF reducing elevated inventory levels, primarily in core and replenishment products.
•Decrease in intangible assets — primarily due to a $148.0 million impairment charge related to the Supreme® indefinite-lived trademark intangible asset recorded in the fourth quarter of Fiscal 2023.
•Decrease in goodwill — primarily due to $257.1 million in impairment charges related to the Timberland and Dickies reporting units recorded in the third quarter of Fiscal 2024 and a $165.1 million impairment charge related to the Supreme reporting unit recorded in the fourth quarter of Fiscal 2023.
•Decrease in other assets — primarily due to the write-off of the $875.7 million income tax receivable in the second quarter of Fiscal 2024 due to the unfavorable decision in the Timberland tax case related to 2011 taxes and interest disputed with the IRS.
•Decrease in short-term borrowings — primarily due to a decrease in commercial paper borrowings.
•Decrease in accrued liabilities — primarily due to a decrease in income taxes payable related to the Timberland tax case decision and lower accrued compensation.
•Decrease in other liabilities — primarily due to a decrease in deferred income tax liabilities, including the impacts from the Timberland tax case decision.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	December	March	December
(Dollars in millions)	2023	2023	2022
Working capital	$938.6	$1,606.9	$697.7
Current ratio	1.2 to 1	1.5 to 1	1.2 to 1
Net debt to total capital	76.0%	71.6%	68.7%

The decrease in working capital and the current ratio at December 2023 compared to March 2023 was primarily due to a net increase in current liabilities driven by higher short-term borrowings, and a net decrease in current assets driven by lower accounts receivable and inventories for the periods compared, as discussed in the "Consolidated Balance Sheets" section above, partially offset by higher cash balances. The increase in working capital at December 2023 compared to December 2022 was primarily due to a net decrease in current liabilities driven by decreased short-term borrowings and accrued liabilities, partially offset by a net decrease in current assets driven by lower accounts receivable and inventories, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at December 2023 compared to both March 2023 and December 2022 was driven by a decrease in stockholders' equity, partially offset by a decrease in net debt for the periods compared. The decrease in stockholders' equity for both comparisons was driven by net loss in the respective periods and payments of dividends. The decrease in net debt at December 2023 compared to March 2023 was driven by the repayment of €850.0 million in aggregate principal amount of Senior Notes due in September 2023, partially offset by higher short-term borrowings. The decrease in net debt at December 2023 compared to December 2022 was driven by lower short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above, and higher cash and cash equivalents at December 2023.
VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-
35 VF Corporation Q3 FY24 Form 10-Q

consumer sales are highest in the fourth quarter of the calendar year. VF's additional sources of liquidity include available borrowing capacity against its Global Credit Facility, available cash balances and international lines of credit.
In summary, our cash flows were as follows:

	Nine Months Ended December

(In thousands)	2023	2022
Cash provided (used) by operating activities	$1,105,747	$(833,472)
Cash used by investing activities	(191,994)	(206,833)
Cash provided (used) by financing activities	(735,766)	418,719

Cash Provided (Used) by Operating Activities
Cash flows related to operating activities are dependent on net income (loss), adjustments to net income (loss) and changes in working capital. The increase in cash provided by operating activities in the nine months ended December 2023 compared to December 2022 was primarily due to a decrease in net cash used by working capital driven by lower accounts receivable and inventory balances in the 2023 period and the $875.7 million payment related to the Timberland tax case in the prior year period. The increase in cash provided by operating activities was partially offset by lower earnings for the periods compared.
Cash Used by Investing Activities
The decrease in cash used by investing activities in the nine months ended December 2023 was primarily due to decreased software purchases of $22.6 million and decreased capital expenditures of $10.6 million, partially offset by lower proceeds from the sale of assets of $14.2 million compared to the 2022 period.
Cash Provided (Used) by Financing Activities
The increase in cash used by financing activities during the nine months ended December 2023 was primarily due to borrowings of $1.0 billion under the DDTL Agreement during the 2022 period and a $907.1 million payment of long-term debt in the nine months ended December 2023 compared to a $500.0 million payment of long-term debt in the nine months ended December 2022. The increase was also due to a $122.7 million net decrease in short-term borrowings for the periods compared. The increase was partially offset by a $57.0 million payment of Supreme contingent consideration in the prior year period and a $318.2 million decrease in dividends paid for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the nine months ended December 2023 or the nine months ended December 2022 under the share repurchase program authorized by VF's Board of Directors.
As of the end of December 2023, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on optimizing and driving the performance of the current portfolio and reducing leverage.
Revolving Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires in November 2026. VF may request an unlimited number of one-year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions; however, granting of any extension is at the discretion of the lenders. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. The Global Credit Facility supports VF’s global commercial paper program for short-term, seasonal working capital requirements and general corporate purposes. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, as defined in the agreement as amended in February 2023, starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreement. The covenant calculation also excludes consolidated operating lease liabilities. As of December 2023, VF was in compliance with all covenants.
VF has a global commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were $437.0 million in U.S. commercial paper borrowings as of December 2023. In addition to the U.S. commercial paper program, VF commenced a euro commercial paper borrowing program during the second quarter of Fiscal 2024. As of December 2023, there were no outstanding euro commercial paper borrowings under this program. Standby letters of credit issued under the Global Credit Facility as of December 2023 were $0.6 million, leaving approximately $1.8 billion available for borrowing against the Global Credit Facility at December 2023, subject to applicable financial covenants.
VF has $85.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $15.3 million at December 2023.
Additionally, VF had $988.0 million of unrestricted cash and equivalents at December 2023.
VF Corporation Q3 FY24 Form 10-Q 36

Maturity
On September 18, 2023, VF repaid €850.0 million ($907.1 million) in aggregate principal amount of its outstanding 0.625% Senior Notes due in September 2023, in accordance with the terms of the notes.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our suppliers of inventory to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date) are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At December 2023, March 2023 and December 2022, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $599.0 million, $510.9 million and $502.8 million, respectively, due to suppliers that are eligible to participate in the SCF program.
In the second quarter of Fiscal 2023, VF extended its payment terms with eligible suppliers under the SCF program. VF expects a positive impact in Fiscal 2024; however, the change is not expected to have a material impact on VF's long-term overall liquidity or capital resources.
Rating Agencies
At the end of December 2023, VF’s long-term debt ratings were ‘BBB’ by Standard & Poor’s ("S&P") Global Ratings and ‘Baa3 by Moody’s Investors Service ("Moody's"), and U.S. commercial paper ratings by those rating agencies were ‘A-2’ and ‘P-3’, respectively. The Moody's rating for VF's euro commercial paper was also 'P-3' at the end of December 2023. There is no active market for euro commercial paper based on VF's current rating. VF's credit rating outlook by both S&P and Moody's at the end of December 2023 was 'negative'.
VF’s credit agency ratings currently allow for access to additional liquidity at competitive rates. Further downgrades to VF's ratings could negatively impact borrowing costs.
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
Dividends
The Company paid cash dividends of $0.09 and $0.69 per share during the three and nine months ended December 2023, respectively, and the Company has declared a cash dividend of $0.09 per share that is payable in the fourth quarter of Fiscal 2024. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Other Matters
As previously reported, VF petitioned the U.S. Tax Court (the “Tax Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argued that all such income should have been immediately included in 2011, VF reported periodic income inclusions in subsequent tax years. In Fiscal 2023, the Tax Court issued its final decision in favor of the IRS, which was appealed by VF. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and began to accrue interest income. On September 8, 2023, the U.S. Court of Appeals for the First Circuit (“Appeals Court”) upheld the Tax Court’s decision in favor of the IRS. As a result of the Appeals Court decision, VF wrote off the related income tax receivable and associated interest and recorded $690.0 million of income tax expense in the second quarter of Fiscal 2024. This amount includes the reversal of $19.6 million of interest income, of which $7.5 million was recorded in the first quarter of Fiscal 2024. This amount reflects the total estimated net impact to VF’s tax expense, which includes the expected reduction in taxes paid on the periodic inclusions that VF has reported, release of related deferred tax liabilities, and consideration of indirect tax effects resulting from the decision. The estimated impact is subject to future adjustments based on finalization with tax authorities.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2023 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2023 that would require the use of funds. As of December 2023, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2023 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $1.1 billion at the end of December 2023 primarily due to timing of inventory shipments and an overall planned reduction in inventory levels.
Management believes that VF has sufficient liquidity and flexibility to operate its business and meet its current and long-term obligations as they become due.

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently adopted accounting standards.
37 VF Corporation Q3 FY24 Form 10-Q

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

Cautionary Statement on Forward-looking Statements
From time to time, VF may make oral or written statements, including statements in this quarterly report, that constitute “forward-looking statements” within the meaning of the federal securities laws. You can identify these statements by the fact that they use words such as "will," "anticipate," "believe," "estimate," "expect," "should," and "may," and other words and terms of similar meaning or use of future dates. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements. VF undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: the level of consumer demand for apparel and footwear; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and finished products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; VF's ability to maintain the image, health and equity of its brands; intense competition from online retailers and other direct-to-consumer business risks; third-party manufacturing and product innovation; increasing pressure on margins; VF’s ability to grow its international, direct-to-consumer and digital businesses; VF's ability to find and amplify consumer tailwinds, build brands on multiple growth horizons and leverage platforms for speed to scale and efficiency; retail industry changes and challenges; VF's ability to execute its transformation and other business strategies, such as the Reinvent transformation program, including cost reduction and productivity initiatives and the update and maintenance of an agile and efficient operating model and organizational structure; any inability of VF or third parties on which we rely, to maintain the strength and security of information technology systems; the fact that VF’s facilities and systems, and those of third parties on which we rely, are frequent targets of cyber-attacks of varying levels of severity, and may be vulnerable to such attacks, and any inability or failure by us or such third parties to anticipate or detect data or information security breaches or other cyber-attacks, including the cyber incident that was reported by VF in December 2023, could result in data or financial loss, reputational harm, business disruption, damage to our relationships with customers, consumers, employees and third parties on which we rely, litigation, regulatory investigations, enforcement actions or other negative impacts; any inability by VF or third parties on which we rely to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; actions of activist and other shareholders; VF's ability to recruit, develop or retain key executive or employee talent or successfully transition executives; continuity of members of VF’s management; changes in the availability and cost of labor; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment such as the impairment charges related to the Timberland® and Dickies® reporting unit goodwill and Supreme® reporting unit goodwill and indefinite-lived trademark intangible asset; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions, integrate acquisitions and manage its brand portfolio; business resiliency in response to natural or man-made economic, public health, political or environmental disruptions; changes in tax laws and additional tax liabilities, including the timing of income inclusion associated with our acquisition of the Timberland® brand in 2011; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflicts in Ukraine and the Middle East; changes to laws and regulations; adverse or unexpected weather conditions, including any potential effects from climate change; VF's indebtedness and its ability to obtain
VF Corporation Q3 FY24 Form 10-Q 38

financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; VF's ability to pay and declare dividends or repurchase its stock in the future; climate change and increased focus on environmental, social and governance issues; VF's ability to execute on its sustainability strategy and achieve its sustainability-related goals and targets; risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus (COVID-19) global pandemic; and tax risks associated with the spin-off of our Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

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

39 VF Corporation Q3 FY24 Form 10-Q

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
Also, as previously reported, VF petitioned the U.S. Tax Court (the "Tax Court") to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF's acquisition of The Timberland Company in September 2011. While the IRS argued that all such income should have been immediately included in 2011, VF reported periodic income inclusions in subsequent tax years. In Fiscal 2023, the Tax Court issued its final decision in favor of the IRS, which was appealed by VF. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and began to accrue interest income. On September 8, 2023, the U.S. Court of Appeals for the First Circuit ("Appeals Court") upheld the Tax Court’s decision in favor of the IRS. As a result of the Appeals Court decision, VF wrote off the related income tax receivable and associated interest and recorded $690.0 million of income tax expense in the second quarter of Fiscal 2024. This amount reflects the total estimated net impact to VF’s tax expense, which includes consideration of indirect tax effects resulting from the decision and is subject to future adjustments based on finalization with tax authorities.
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

BUSINESS AND OPERATIONAL RISKS
VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of third parties on which we rely are frequently targeted by cyber-attacks of varying levels of severity, including the incident reported by VF in December 2023. These systems may be vulnerable to damage, failure or interruption due to cyber-attacks, viruses, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our system or the implementation of new systems. The failure of these systems to operate effectively or remain innovative, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems has, and could continue to, adversely impact the operations of VF’s business. These impacts could affect, among other things, our reputation, management of inventory, ordering and replenishment of products, sourcing and distribution of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media, and did affect our management of inventory, ordering and replenishment of products, sourcing and distribution of products, e-commerce operations, and corporate email communications. Moreover, failure to provide effective digital (including omni-channel) capabilities and information technology infrastructure could result in an inability to meet current and future business needs and a resulting loss of brand
VF Corporation Q3 FY24 Form 10-Q 40

competitiveness, leading to loss of revenue and market share and decreased business agility.
VF is subject to data and information security and privacy risks that could negatively affect its business operations, results of operations or reputation.
In the normal course of business, we often collect, retain and transmit certain sensitive and confidential consumer information, including payment information and employee information, over public networks. There is a significant concern by consumers and employees over the security of personal information collected, retained or transmitted over the Internet, identity theft and user privacy. Data and information security breaches are increasingly sophisticated, and can be difficult to detect for long periods of time. Accordingly, if unauthorized parties gain access to our networks or databases, such as with the incident reported by VF in December 2023, or those of third parties on which we rely, they have, and could continue to, be able to steal, publish, delete, hold ransom or modify our private and sensitive information, including payment information, personal information, and confidential or other proprietary business information.
We are subject to frequent cyber-attacks of varying levels of severity and threats to our business from a variety of bad actors, many of whom attempt to gain unauthorized access to, steal and compromise our confidential information and systems. For example, we detected unauthorized occurrences on a portion of our information technology systems in December 2023. We have incurred, and may continue to incur, certain costs related to this attack including, without limitation, expenses to respond to, remediate and investigate this matter which may not be covered by, or may exceed the coverage limits of, our cyber liability insurance. While we have implemented systems and processes designed to protect against unauthorized access to or use of personal information and other confidential information, and rely on encryption and authentication technology to effectively secure transmission of such information, including payment information, there is no guarantee that they will be able to prevent unauthorized access to our systems and information in the future. Our facilities and systems, and those of third parties on which we rely, are frequently the target of cyber-attacks of varying levels of severity and have been, and may in the future be vulnerable, and we may be unable to prevent, anticipate or detect security breaches and data loss.
In addition, we face amplified data security risks as a result of the number of employees we employ, including more employees working remotely. These amplified risks include increased demand on our information technology resources and systems, increased phishing and other cyber-attacks, and an increase in the number of points of potential attack, such as laptops and mobile devices. Employees may intentionally or inadvertently cause data security breaches that result in the unauthorized release of personal or confidential information.
VF and its consumers and customers could suffer harm if valuable business data, or employee, consumer, customer and other confidential and proprietary information were corrupted, lost, accessed or misappropriated by third parties due to a cyber-attack, a security failure in VF’s systems or due to one of our third-party service providers or our employees. Any such breach, including, without limitation, the incident reported by VF in December 2023, has and could require significant expenditures to remediate; could cause damage to our reputation, to confidence in our e-commerce platforms and to our relationships with customers, consumers, employees and third parties on whom we rely; has and could continue to result in business disruption, negative media attention and lost sales; and could expose us to risks of litigation, liability and increased scrutiny from regulatory entities. In addition, as a result of recent security breaches at a number of prominent retailers and other companies, media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with laws regarding the privacy and security of personal information and we may not be able to comply with new data protection laws and regulations being adopted around the world.
Any failure to comply with the laws and regulations and consumer expectations surrounding the privacy and security of personal information could subject us to legal and reputational risk, including significant fines and/or litigation for non-compliance in multiple jurisdictions, negative media coverage, diminished consumer confidence and decreased attraction to our brands, any of which could have a negative impact on revenues and profits. In addition, while we maintain cyber insurance policies, those existing insurance policies may not adequately protect VF from all of the adverse effects and damages that could be caused by a security breach, including the incident reported by VF in December 2023. Moreover, if our associates or vendors, intentionally or inadvertently, misuse consumer data or are not transparent with consumers about how we use their data, our brands, reputation and relationships with consumers could be damaged.
We experienced a significant data security breach in December 2023 which could result in a number of potentially unknown outcomes, including but not limited to, litigation, regulatory investigations or enforcement actions, any of which could have a material impact on our business operations, financial condition, or results of operations.
The cybersecurity incident we experienced in December 2023 included the encryption of certain information technology systems and the theft of certain personal information through unauthorized access to our information technology systems. Our investigation of the incident remains ongoing, and it is possible that we will identify additional information that was accessed or stolen, which could materially affect the risk of loss or reputational damage. As a result of the cybersecurity incident, we may be subject to governmental investigations, private litigation or other claims, which could result in fines, other monetary relief, or injunctive relief that could materially increase our data security costs, adversely impact how we operate our systems and collect and use personal information. If, as a result of any such governmental investigation, other investigation or claim, we are found to be in violation of applicable laws and regulations including, without limitation, any applicable data privacy and information security laws or regulations, we could be subject to legal risk, including government enforcement action and civil litigation, which could adversely affect our business, reputation, financial condition or results of operations. Defending any such litigation claim or enforcement action, regardless of merit, and whether successful or unsuccessful, and cooperating with regulatory investigations, could be expensive and time-consuming and adversely affect our business, reputation, results of operations or financial condition.

41 VF Corporation Q3 FY24 Form 10-Q

FINANCIAL RISKS
VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, such as the recent impairment charges related to the Timberland® and Dickies® reporting unit goodwill and Supreme® reporting unit goodwill and indefinite-lived trademark intangible asset.
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
During the third quarter of Fiscal 2024, due to continued weakness and downturn in the financial results, combined with expectations of a slower recovery than previously anticipated, VF determined that a triggering event had occurred requiring impairment testing of the Timberland and Dickies reporting unit goodwill and indefinite-lived trademark intangible assets. As a result of the impairment testing performed, VF recorded goodwill impairment charges of $195.3 million and $61.8 million related to the Timberland and Dickies reporting units, respectively. The goodwill impairment related to the reduction in financial projections for both reporting units.
It is possible that we could have another impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) the businesses do not perform as projected, (ii) overall economic conditions in the remainder of Fiscal 2024 or future years vary from our current assumptions (including changes in discount rates, royalty rates and foreign currency exchange rates), (iii) business conditions or our strategies for a specific business unit change from our current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended December 30, 2023 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Third Quarter Fiscal 2024	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 - October 28, 2023	—	$—	—	$2,486,971,057
October 29 - November 25, 2023	—	—	—	2,486,971,057
November 26 - December 30, 2023	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for investments in organic growth and reducing leverage.
VF Corporation Q3 FY24 Form 10-Q 42

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended December 30, 2023, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS.

10.1	Severance Plan for Section 16 Officers (effective October 6, 2023)
31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
43 VF Corporation Q3 FY24 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Matthew H. Puckett
Matthew H. Puckett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 7, 2024	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
VF Corporation Q3 FY24 Form 10-Q 44