Form 10-K
period 2024-03-30
V F CORP
filed 2024-05-23
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on September 30, 2023, the last day of the registrant’s second fiscal quarter, was approximately $6,177,000,000 based on the closing price of the shares on the New York Stock Exchange.
As of April 27, 2024, there were 388,887,166 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 23, 2024 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
This document (excluding exhibits) contains 109 pages.

VF CORPORATION

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings that VF makes with the Securities and Exchange Commission ("SEC") and other written and oral information VF releases, regarding VF’s future performance constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on VF’s current expectations and beliefs concerning future events impacting VF and therefore involve risks and uncertainties. You can identify these statements by the fact that they use words such as “will,” “anticipate,” "believe," “estimate,” “expect,” “should,” and “may,” and other words and terms of similar meaning or use of future dates. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding VF’s plans, objectives, projections and expectations relating to VF’s operations or financial performance, and assumptions related thereto are forward-looking statements. VF undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Known or unknown risks, uncertainties or other factors that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those described as “Risk Factors” in Item 1A of this Annual Report on Form 10-K and other reports VF files with the SEC.
PART I

ITEM 1. BUSINESS.

V.F. Corporation, founded in 1899, is one of the world's largest apparel, footwear and accessories companies connecting people to the lifestyles, activities and experiences they cherish most through a family of iconic outdoor, active and workwear brands. Unless the context indicates otherwise, the terms “VF,” the "Company,” “we,” “us,” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries. All references to "Fiscal 2024" relate to VF's current fiscal year which ran from April 2, 2023 through March 30, 2024.
Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition of VF’s continuing operations. As such, the Occupational Workwear business that was sold on June 28, 2021 has been excluded.
Following the appointment of a new Chief Executive Officer ("CEO") during Fiscal 2024, VF introduced the Reinvent turnaround program, which aims to reinvent how the Company operates as an organization across its brands, geographies and integrated enterprise functions. As part of Reinvent, VF is taking measures to streamline and right-size its cost base, identify and capture efficiencies in its business model, and strengthen the balance sheet while reducing leverage. During the year, a new operating model was introduced with the establishment of a global commercial organization. This includes the creation of an Americas regional platform, modeled on the Company's successful operations in Europe and Asia-Pacific, all of which support VF’s global brands. VF also created the new role of Chief Commercial Officer, with responsibility for go-to-market execution globally. As the Company remains focused on its turnaround, it has also identified areas, particularly in brand building and product innovation, into which it will reinvest a portion of the savings generated to fuel sustainable and profitable growth in the future. The Company plans to articulate its strategic vision during the course of Fiscal 2025.
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the outerwear, footwear, apparel, backpack, luggage and accessories categories. Our largest brands are The North Face®, Vans®, Timberland® and Dickies®.
Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Revenues from the direct-to-consumer business represented 47% of VF’s total Fiscal 2024 revenues. In addition to selling directly into international markets, many of our brands also sell products through licensees, agents and distributors. In Fiscal 2024, VF derived 52% of its revenues from the Americas, 33% from Europe and 15% from Asia-Pacific.
To provide diversified products across multiple channels of distribution in different geographic areas, we rely on our global sourcing of finished goods from independent contractors. Our diversified supply chain utilizes leading technologies for inventory replenishment that enable us to match our assortment of products to consumer demand. Through an increasingly localized approach, we have established three main regional sourcing hubs which has led to reduced lead times by moving production closer to end consumption.
VF's President and CEO, who is considered the Company's chief operating decision maker, allocates resources and assesses performance based on a global brand view which represents VF's operating segments. Global brands have been combined into reportable segments based on similar economic characteristics and qualitative factors. The reportable segments for financial reporting purposes have been identified as: Outdoor, Active and Work.
VF Corporation Fiscal 2024 Form 10-K 1

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
Financial information regarding VF’s reportable segments is included in Note 21 to the consolidated financial statements.

OUTDOOR SEGMENT

Our Outdoor segment is a group of authentic outdoor-based lifestyle brands. Product offerings include performance-based and outdoor apparel, footwear and equipment.
The North Face® is the largest brand in our Outdoor segment. The North Face® brand features performance-based apparel, outerwear, sportswear and footwear for men, women and children. Its equipment line includes tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme winter sport activities, such as high altitude mountaineering, skiing, snowboarding, and ice and rock climbing. The North Face® products are marketed globally, primarily through specialty outdoor and premium sporting goods stores, department stores, independent distributors, independently-operated partnership stores, concession retail stores, approximately 260 VF-operated stores, on websites with strategic digital partners and online at www.thenorthface.com.
The Timberland® brand offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally through chain, department and specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 155 VF-operated stores, on websites with strategic digital partners and online at www.timberland.com.
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
Key drivers of long-term growth in our Outdoor segment are expected to be a continued focus on product innovation, extension of our brands into new product categories, profitable growth in our direct-to-consumer business including our digital presence, expansion of wholesale channel partnerships, and geographical diversification and development.
2 VF Corporation Fiscal 2024 Form 10-K

ACTIVE SEGMENT

Our Active segment is a group of activity-based lifestyle brands. Product offerings include active apparel, footwear, backpacks, luggage and accessories.
Vans® is the largest brand in our Active segment. The Vans® brand offers performance and casual footwear and apparel targeting younger consumers that sit at the center of action sports, art, music and street fashion. Vans® products are available globally through chain stores, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 660 VF-operated stores, on websites with strategic digital partners and online at www.vans.com.
Supreme® is a leading streetwear brand that offers apparel, accessories and footwear. Supreme® products are available globally through approximately 15 VF-operated stores, select partner retail stores and online at www.supremenewyork.com.
Kipling® branded handbags, luggage, backpacks, totes and accessories are sold globally through department, specialty and luggage stores, independently-operated partnership stores, independent distributors, concession retail stores, approximately 35 VF-operated stores, on websites with strategic digital partners and online at www.kipling.com.
The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price. Products are sold in Europe, through department and specialty stores, independently-operated partnership stores, concession retail stores, independent distributors, approximately 20 VF-operated stores, on websites with strategic digital partners and online at www.napapijri.com.
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
Key drivers of long-term growth in our Active segment are expected to be our continued focus on product innovation, extension of our brands into new product categories, profitable growth of our direct-to-consumer business including our digital presence, enhancement of wholesale channel partnerships, and geographical diversification and development.

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
The Timberland PRO® brand offers work and work-inspired products that provide comfort, durability and performance. Timberland PRO® products are available primarily in North America, through specialty stores, chain stores, independent distributors, on websites with strategic digital partners and online at www.timberland.com. Timberland PRO® products are also available in most U.S. VF-operated Timberland® stores.
We believe there is a strategic opportunity for growth in our Work segment in both existing and future markets, and in all channels and geographies. We expect growth will be driven by an increased presence in the retail workwear market, work-inspired lifestyle product offerings and by continuing to innovate products that address workers’ desires for increased comfort and performance.

DIRECT-TO-CONSUMER OPERATIONS

Our direct-to-consumer business includes VF-operated retail stores, brand e-commerce sites, concession retail locations and other digital platforms. Direct-to-consumer revenues were 47% of total VF revenues in Fiscal 2024.
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
Our global direct-to-consumer operations included 1,185 stores at the end of Fiscal 2024. We operate retail store locations for the following brands: Vans®, The North Face®, Timberland®, Kipling®, Icebreaker®, Napapijri®, Supreme® and Dickies®. Approximately 65% of our stores are located in the Americas (57% in the U.S.), 25% in Europe and 10% in Asia-Pacific. Additionally, we sell certain of our branded products through
VF Corporation Fiscal 2024 Form 10-K 3

approximately 840 concession retail stores located principally in Europe and Asia.
E-commerce represented approximately 42% of our direct-to-consumer business and 20% of total VF revenues in Fiscal 2024. All VF brands are marketed online. We continue to expand our omni-channel approach and integrated marketplace strategies in the Europe and Asia-Pacific regions, in order to engage with consumers at every touch point with innovative assets and by focusing on local relevance. We also continue to increase focus on digital innovation and growth across other third-party digital platforms that are reported within our direct-to-consumer business.
We expect our direct-to-consumer business to gain share in our revenue mix as we leverage strategic platforms that enable our brands to more directly connect with consumers.
In addition to our direct-to-consumer operations, independent parties own and operate approximately 2,400 partnership stores. Sales to these partners are reported in our wholesale channel. These are primarily mono-brand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and in Asia, and are concentrated amongst The North Face®, Timberland®, Vans®, Kipling®, Dickies® and Napapijri® brands.

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
Licensing arrangements relate to a broad range of VF brands and are for fixed terms of generally 3 to 5 years, with conditional renewal options, outside of certain licensing arrangements for the Dickies® brand that have longer terms. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed product sales. Royalty income was $67.1 million in Fiscal 2024 (less than 1% of total revenues), primarily from the Dickies®, Vans® and Timberland® brands.

SOURCING AND DISTRIBUTION

Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.
VF’s centralized global supply chain organization is responsible for procuring and delivering products to support our brands and businesses. VF is skilled in managing the complexities associated with our global supply chain. In Fiscal 2024, VF sourced approximately 266 million units spread across our brands. Our products were primarily obtained from approximately 320 independent contractor manufacturing facilities in approximately 35 countries. Additionally, we operate 21 distribution centers and 1,185 retail stores across the globe. We also utilize distribution centers managed by third parties, as necessary, for certain brands and locations. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.
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
No single supplier represented more than 6% of our total cost of goods sold during Fiscal 2024.
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
4 VF Corporation Fiscal 2024 Form 10-K

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
Our largest distribution centers by region are located in Ontario, California, Prague, Czech Republic and Kunshan, China. In total, we operate 21 owned or leased distribution centers primarily in the U.S., but also in the Czech Republic, Belgium, United Kingdom, the Netherlands, China, Canada, Mexico, Israel and Japan.

SEASONALITY

VF’s quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where revenues are historically weighted towards the second and third fiscal quarters. On a quarterly basis in Fiscal 2024, revenues ranged from a low of 20% of full year revenues in the first fiscal quarter to a high of 29% in the second fiscal quarter, with corresponding operating margins of (0.4)% in the first fiscal quarter and 12.0% in the second fiscal quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where 15% of the segment's revenues occurred in the first fiscal quarter compared to 31% in the second fiscal quarter of Fiscal 2024. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.
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

ADVERTISING, CUSTOMER SUPPORT AND COMMUNITY OUTREACH

During Fiscal 2024, our advertising and promotion expense was $835.8 million, representing 8% of total revenues. We advertise in consumer and trade publications and through digital initiatives, including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments.
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
In addition to sponsorships and activities that directly benefit our products and brands, VF and its associates actively support our communities and various charities. For example, The North Face® brand has committed to programs that encourage and enable outdoor participation, such as The North Face Explore Fund™ program, and provide trailblazing athletes with funding, gear, education and mentorship to accelerate their progress through its "Athlete Development Program". The Timberland® brand has a strong heritage of volunteerism, including the Path of Service™ program, which offers employees paid time off to serve their local communities through global service events such as Earth Day in the spring and "Serv-a-palooza" in the fall. Since its inception in 1992, Timberland employees have served more than 1.4 million hours. In Fiscal 2024, the Vans® brand supported programs and nonprofits committed to equality, mental health support and empowering everyone to use creativity to discover themselves.

VF Corporation Fiscal 2024 Form 10-K 5

ENVIRONMENTAL AND SOCIAL RESPONSIBILITY

VF and our portfolio of brands strive to be more than just an apparel and footwear company. Collectively, we work to be a leading global citizen, advancing positive environmental and social change - throughout our Company, industry and the world at large. Our enterprise-wide strategy focuses on key areas including people, the planet and our products.
People
•VF employees are at the heart of everything we do. They form a global community of movement makers who constantly strive to do better and have a positive impact on society and our planet. We have a responsibility to protect and lift-up all who work across our operations and supply chain.
Planet
•The well-being of people and the planet are inextricably connected. Through our sustainability efforts, we are taking bold action on climate change to protect the planet for generations to come.
Product
•VF brands touch millions of lives every year – from the people that design and make apparel and footwear to the consumers who purchase them. Innovation and responsible product stewardship are infused at every step.
VF prioritizes sustainable materials, circularity, and sustainable packaging to drive scalable change by working to reduce our environmental impact. Other critical components of our environmental sustainability strategy include reducing greenhouse gas ("GHG") emissions, increasing responsible sourcing of materials, reducing waste, implementing green building design, increasing renewable energy use and improving operational efficiency across both our direct operations and supply chain.
VF’s President and Chief Executive Officer, as well as the Company's Global Leadership Team and Board of Directors are responsible for the oversight of VF’s sustainability and responsibility strategies and targets. Additionally, the Governance and Corporate Responsibility Committee of the Board oversees key strategies, programs, policies and risks related to the sustainability and social responsibility impacts of VF’s businesses, including sustainability policies and initiatives to address climate change risks. Regular updates on the progress towards associated sustainability and responsibility targets are provided to the Governance and Corporate Responsibility Committee of the Board.
VF has completed an analysis of potential climate-related risks and opportunities, and as a result, 'Climate Change & Sustainability' was established as a VF enterprise risk and embedded in our enterprise risk management framework. Updates on enterprise risks are provided to the Audit Committee of the Board of Directors quarterly.
VF's science-based targets include the following:
•Reduce absolute Scope 1 and 2 GHG emissions 55% by 2030 from a Fiscal 2017 baseline; and
•Reduce absolute Scope 3 GHG emissions from purchased goods and services and upstream transportation 30% by 2030 from a Fiscal 2017 baseline.
Other planet- and product-related goals include the following:
•Utilize 100% renewable energy across our owned-and-operated facilities by Fiscal 2026, to be primarily achieved through on-site renewable energy projects, and off-site renewable energy investments, including renewable energy credits.
•Source 50% of our polyester from recycled materials by Fiscal 2026.
•Key packaging materials will be reduced and originate from sustainable sources, and processes redesigned enabling packaging reuse or recyclability, by Fiscal 2031.
VF is currently on course with its internal milestones, tracking progress towards these targets and goals.
Additional information regarding VF’s strategy and actions can be found within our latest Environmental & Social Responsibility report within our “Responsibility” page on www.vfc.com. Also included on that webpage are downloads of our Sustainability Accounting Standards Board ("SASB") and Global Reporting Initiative ("GRI") indices. Information contained on our website or in our Environmental & Social Responsibility reports or related supplemental information is not incorporated by reference into this or any other report we file with the SEC.

HUMAN CAPITAL MANAGEMENT

As a performance-driven company that is committed to its values and having a positive impact on people and the planet, VF aspires to leverage the size and scale of our business and the capabilities of our people to drive profitable and sustainable growth and create value for shareholders and stakeholders. We are guided by our values and our purpose. Together with a laser focus on performance and delivering on our commitments, we are able to offer a unique value proposition to our associates – a place where you can do well and do good at the same time.
We consider the talent and capabilities of our people as essential to our business strategy and execution. As such, we put in place strategies to acquire, develop and retain diverse talent with the skills and passion to build our brands with innovative products and experiences for our consumers around the globe. Our Human Capital Management ("HCM") practices are designed to promote belonging; provide development opportunities for associates across the organization; offer competitive rewards for performance achievements and benefits; and sponsor programs that support wellbeing in an engaging work environment built on our longstanding values.
We believe that having an engaged, diverse, inclusive and committed workforce enhances not only our business performance but also our culture. Initiatives to promote overall alignment with our performance, purpose, values, and strategy are therefore important and include internal communications and education about our business initiatives through regular
6 VF Corporation Fiscal 2024 Form 10-K

townhalls with executive management across our business, and a listening strategy that engages associates and encourages them to provide input and feedback on a variety of topics.
Our Board of Directors and its Committees provide governance and oversight on a broad range of VF’s HCM efforts. The Board’s oversight includes review of CEO and executive officer performance, compensation and succession planning and belonging programs and initiatives. The Talent and Compensation Committee works with management on executive compensation and compensation risks, and regularly reviews our progress on company-wide HCM priorities, including diversity, equity and inclusion, benefits, wellbeing, succession planning and talent development strategies. VF’s Audit Committee monitors current and emerging enterprise risks, including HCM risks, and VF’s health and safety program. The Governance and Corporate Responsibility Committee is responsible for conducting Board succession planning and overseeing the selection of nominees to the Board, and reviews the Company's Code of Business Conduct as well as its sustainability policies, goals and programs. These Committees provide recommendations to the Board and are part of the broader framework that guides how VF acquires, develops, and retains a workforce that aligns with VF’s values and supports its business strategies and performance objectives. In addition, VF’s Global Leadership Team is regularly engaged in the development and management of key talent systems, guiding our culture and talent development programs. The sections that follow provide further background on our associate base, as well as examples of our key programs and initiatives that are focused on the achievement of our objectives.
Associate Base
VF had approximately 30,000 employees at the end of Fiscal 2024. Of VF’s total employees, approximately 60% were full-time and approximately 55% were located in the U.S. In international markets, certain employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
Inclusion, Diversity, Equity, Action ("IDEA")
IDEA is fundamental to our business as we aim to sustain a workplace that celebrates the diversity of our associates. We strive to provide an environment that allows our associates to bring their unique selves to work every day, and we’re determined to foster a workplace that is free of discrimination and harassment, and promotes allyship, advocacy and belonging. Our Global Leadership Team sets global goals and strategic direction in alignment with VF’s global IDEA strategy, including oversight of the aspirational goals established in 2021 by our Council to Advance Racial Equity (“CARE”) to promote: enhancing inclusivity by increasing Black, Indigenous and People of Color (“BIPOC”) representation at the director and above population in the U.S.; diverse candidate slates; pay equity; mentorship and sponsorship programs inclusive of BIPOC employees and members of the community; and elevating our commitment to education, listening and learning.
These actions are consistent and aligned with VF’s IDEA Statement, committing to equal opportunity for all employees and candidates. At the end of Fiscal 2024, approximately 18% of our U.S. director and above workforce self-identified as BIPOC.
VF is a member of the Paradigm for Parity coalition, which has pledged to promote organizational gender parity globally in leadership roles by 2030. At the end of Fiscal 2024, approximately 53% of the overall VF workforce and approximately 43% of director and above roles self-identified as women. VF has added and expanded resources to support women in the workplace, including career advancement workshops, community building activities through our Employee Resource Groups (“ERGs”), and a suite of benefits designed to promote wellbeing and provide support for parents and families, including paid parental leave.
Our dedication to inclusion and diversity is further reflected in programs sponsored by our ERGs. Our ERGs enhance our culture of belonging by creating a safe space for learning and dialogue for underrepresented groups, establishing a sense of community among associates and providing platforms to collect and share insights to support business imperatives. We currently have various ERGs for women, BIPOC, Veterans and LGBTQ+ communities. VF is committed to maximizing inclusion, diversity and equity not only within the Company, but also within the communities where we live and work.
Culture and Engagement
Our culture is built on our five core values: Integrity, Consumer-focused, Growth Mindset, Simplicity and Winning Together. We measure our culture and Employee Net Promoter Score ("eNPS") via periodic surveys. Results are evaluated, shared with associates and used to guide management focus and attention. Recent actions have included 1) adopting a flexible approach to where associates work, 2) creating engaging work environments that bring associates together to collaborate and innovate, and 3) equipping leaders to manage in a complex, hybrid environment. VF also conducts periodic pulse check surveys for interim feedback on a variety of topics.
Talent Management
Talent Management includes the acquisition, development, skilling and upskilling, and deployment of our talent. We utilize a range of tools and programs including diverse candidate slates, talent reviews, performance coaching, mentorship and development, succession planning, access to volunteering opportunities, IDEA training and hundreds of online leadership development learning modules that are available to all associates.
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
VF Corporation Fiscal 2024 Form 10-K 7

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
Customers
VF products are sold on a wholesale basis to specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and strategic digital partners. In addition, we sell products on a direct-to-consumer basis through VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Our international sales represented 54% of our total revenues in the year ended March 2024, with Europe being the largest international market.
Sales to VF’s ten largest customers amounted to approximately 14% of total revenues in Fiscal 2024. Sales to the five largest customers amounted to approximately 9% of total revenues in Fiscal 2024. Sales to VF’s largest customer totaled approximately 2% of total revenues in Fiscal 2024.
Backlog
The dollar amount of VF’s order backlog as of any date is not indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.
8 VF Corporation Fiscal 2024 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the executive officers of VF Corporation as of May 23, 2024. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. None of the VF Corporation executive officers have any family relationship with one another or with any of the directors of VF Corporation.
Bracken Darrell, 61, has been President and Chief Executive Officer since July 2023. Prior to joining VF, Mr. Darrell served as Chief Executive Officer of Logitech International, S.A. from January 2013 to June 2023, after joining Logitech as President in April 2012.
Matthew H. Puckett, 50, has been Executive Vice President and Chief Financial Officer of VF since June 2021. He served as Vice President — Global Financial Planning & Analysis from June 2019 until May 2021, Vice President — Chief Financial Officer of VF International from April 2015 until May 2019, Vice President – Chief Financial Officer Timberland from October 2011 until March 2015 and Vice President — Chief Financial Officer VF Sportswear April 2009 until October 2011. Mr. Puckett joined VF in 2001.
Martino Scabbia Guerrini, 59, has been Executive Vice President, Chief Commercial Officer and President, Emerging Brands since October 2023. He served as Executive Vice President, and President, EMEA and Emerging Brands from March 2022 until October 2023, with additional responsibilities as President, APAC since November 2022 until October 2023. He served as Executive Vice President and Group President — EMEA from January 2018 until March 2022. He served as President — VF EMEA from April 2017 until December 2017, Coalition President — Jeanswear, Sportswear and Contemporary International from January 2013 until November 2017, President — Sportswear and Contemporary EMEA from February 2009 until December 2012 and President — Sportswear and Packs from August 2006 until January 2009. Mr. Guerrini joined VF in 2006.
Brent E. Hyder, 59, has been Executive Vice President, Chief People Officer since September 2023. Prior to joining VF, Mr. Hyder served as President and Chief People Officer of Salesforce, Inc. from September 2019 to September 2023.
Bryan H. McNeill, 62, has been Vice President — Controller and Chief Accounting Officer since April 2015. He served as Controller and Supply Chain Chief Financial Officer of VF International from January 2012 until March 2015 and Controller of VF International from May 2010 until December 2011. Mr. McNeill joined VF in 1993.
Nicole Otto, 53, has been Global Brand President, The North Face® since June 2022. She also served as President, APAC from July 2022 until November 2022. Ms. Otto joined VF in June 2022.
Jennifer S. Sim, 50, has been Executive Vice President, General Counsel and Secretary since May 2022. She served as Vice President, Deputy General Counsel from 2019 until May 2022, Vice President, General Counsel — Americas West from 2016 until 2019 and Vice President, General Counsel — Outdoor & Action Sports Americas from 2013 until 2016. Ms. Sim joined VF in 2013.
Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 23, 2024 (“2024 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2024, which information is incorporated herein by reference.

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
After VF’s 2024 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on August 4, 2023.
VF Corporation Fiscal 2024 Form 10-K 9

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
The success of VF’s business depends on consumer spending on apparel and footwear, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, inflationary pressures, recessions or economic slowdowns, unemployment, stock market performance, weather conditions and natural disasters (including potential effects from climate change), energy prices, public health issues (including the coronavirus (COVID-19) pandemic), geopolitical instability (such as the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union ("EU") and others, the current tensions between the U.S. and China, and the current conflict in the Middle East), consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where VF’s products are sold. Decreased consumer spending could result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins. The uncertain state of the global economy continues to impact businesses around the world. If global economic and financial market conditions do not improve, adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on VF.
The apparel and footwear industries are highly competitive, and VF’s success depends on its ability to gauge consumer preferences and product trends, and to respond to constantly changing markets.
VF competes with numerous apparel and footwear brands and manufacturers. Competition is generally based upon brand name recognition, the price, design, quality, innovation and selection of product, service and purchasing convenience. Some of our competitors are larger and have more resources than VF in some product categories and regions. In addition, VF competes directly with the private label brands of its wholesale customers. VF’s ability to compete within the apparel and footwear industries depends on our ability to:
•anticipate and respond to changing consumer preferences and product trends in a timely manner;
•develop attractive and innovative products that meet changing consumer needs, consistent with consumer trends and demands;
•maintain strong brand recognition;
•price products appropriately;
•provide best-in-class marketing support and intelligence and optimize and react to available consumer data;
•ensure product availability and optimize supply chain efficiencies;
•obtain sufficient retail store space and effectively present our products at retail;
•produce or procure quality products on a consistent basis; and
•adapt to a more digitally driven consumer landscape, including the effective re-creation of the in-store experience through digital channels.
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
Further, the global economy periodically experiences recessionary conditions with rising unemployment, rising inflation and interest rates, reduced availability of credit, increased savings rates and declines in real estate and securities values. These recessionary conditions could have a negative impact on retail sales of apparel, footwear and other consumer products. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This could result in higher credit risk to VF relating to receivables from our customers who are experiencing these financial difficulties. If
10 VF Corporation Fiscal 2024 Form 10-K

these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.
VF’s profitability may decline as a result of increasing pressure on margins.
The apparel and footwear industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, inflation, rising freight costs, rising labor costs, pressure from retailers to reduce the costs of products, changes in consumer demand and shifts to online shopping and purchasing. Customers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, VF’s profitability will decline. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.

BUSINESS AND OPERATIONAL RISKS

VF’s business and the success of its products could be harmed if VF is unable to maintain the images of its brands.
VF’s success to date has been due in large part to the growth of its brands’ images and VF’s consumers’ connection to its brands. If we are unable to timely and appropriately respond to changing consumer demand, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality, corporate integrity, and environmental, social and governance practices, including with respect to human rights, diversity, equity and inclusion, and our impact on the environment. Negative claims or publicity regarding VF, its brands or its products, including licensed products, or its culture and values, or its employees, endorsers, sponsors or suppliers could adversely affect our reputation and sales regardless of whether such claims are accurate. The rapidly changing media environment, including our increasing reliance on social media and online marketing, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Failure to continue to obtain or maintain high-quality sponsorships and endorsers could harm our business. In addition, actions taken by those individuals associated with our products could harm their reputations, which could adversely affect the images of our brands. Our reputation and brand image also could be damaged as a result of our support of, association with or lack of support or disapproval of certain political or social issues or catastrophic events, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations.
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
VF may not succeed in its business strategy, including its Reinvent turnaround strategy.
Following the appointment of our new CEO during Fiscal 2024, we introduced the Reinvent turnaround program, which aims to reinvent how VF operates as an organization across our brands, geographies and integrated enterprise functions. As part of Reinvent, we are taking measures to streamline and right-size our cost base, identify and capture efficiencies in our business model, and strengthen the balance sheet while reducing leverage. During Fiscal 2024, a new operating model was introduced with the establishment of a global commercial organization. This includes the creation of an Americas regional platform, modeled on VF's operations in Europe and Asia-Pacific, all of which support VF’s global brands. We also created the new role of Chief Commercial Officer, with responsibility for go-to-market execution globally. As we remain focused on our turnaround, we have also identified areas, particularly in brand building and product innovation, into which we will reinvest a portion of the savings generated to fuel sustainable and profitable growth in the future. However, there is no assurance that we will be able to achieve our Reinvent priorities, that such measures will result in the intended outcomes, or that even if such measures are successfully accomplished, they will be effective in fueling sustainable and profitable growth in the future.
We are supporting our Reinvent priorities by building our brands, leveraging our supply chain and information technology capabilities across VF and expanding our direct-to-consumer business, including opening new stores, remodeling and
VF Corporation Fiscal 2024 Form 10-K 11

expanding our existing stores and growing our e-commerce business. However, we may not be able to grow our business. For example:
•We may not be able to streamline and right-size our cost base.
•We may not be able to strengthen our balance sheet while reducing leverage.
•We may not be able to successfully implement our new operating model with the establishment of a global commercial organization, or identify and capture efficiencies in our new operating model.
•We may not be able to successfully support our global brands through the new operating model.
•We may not be able to successfully generate savings to invest in brand building and product innovation, or effectively deploy such savings towards investments in our brands and product innovation.
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
•We may have difficulty completing divestitures to reshape our portfolio, and we may not be able to achieve the expected benefits from such divestitures, or it may disrupt our current business.
Failure to implement our strategic objectives, including the Reinvent turnaround strategy, may have a material adverse effect on VF’s business.
Further, organizational effectiveness, agility and execution are important to VF’s success. Failure to create an agile and efficient operating model and organizational structure, beginning with VF's global commercial organization, or to effectively define, prioritize, and align on clear achievable and appropriately resourced strategic priorities could result in an inability to remain competitive in a rapidly changing marketplace and lead to increase in costs, inefficient resource allocation, reduced productivity, organizational confusion, and reduced employee morale.
Our supply chain may be disrupted due to factors such as political instability, inflationary pressures, macroeconomic conditions, pandemics, and other factors including reduced freight availability and increased costs, port disruption, distribution center closures, severe weather due to climate change or otherwise, natural disasters, military conflicts, terrorism, or labor supply shortages or stoppages. Any significant disruption in our supply chain could impair our ability to procure or distribute our products, which would adversely affect our business and results of operations.
VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of third parties on which we rely are frequently targeted by cyber-attacks of varying levels of severity, including the incident reported by VF in December 2023. These systems may be vulnerable to damage, failure or interruption, and the data that they hold may be vulnerable to encryption or theft, due to cyber-attacks, malicious programs, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our system or the implementation of new systems. Some of our systems are older and are no longer supported by the original manufacturer. The failure of our systems and those of third parties on which we rely to operate effectively or remain innovative, our inability to keep up with rapid technological change (including the successful utilization of data analytics, artificial intelligence ("AI") and machine learning), problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems has, and could continue to, adversely impact the operations of VF’s business. These impacts could affect, among other things, our reputation, management of inventory, ordering and replenishment of products, sourcing and distribution of products, retail store and e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media, and did affect our management of inventory, ordering and replenishment of products, sourcing and distribution of products, e-commerce operations, and corporate email communications. Moreover, failure to provide effective digital (including omni-channel) capabilities and information technology infrastructure could result in an inability to meet current and future business needs and a resulting loss of brand competitiveness, leading to loss of revenue and market share and decreased business agility.
Cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence. We may fail to adapt as quickly as necessary to meet the rapidly-changing threat environment.
VF is subject to data and information security and privacy risks that could negatively affect its business operations, results of operations or reputation.
In the normal course of business, we collect, retain and transmit certain sensitive and confidential consumer information, including payment information, and employee information, over public networks. There is a significant concern by consumers and employees over the security of personal information, identity
12 VF Corporation Fiscal 2024 Form 10-K

theft and user privacy. Data and information security breaches are increasingly sophisticated, and can be difficult to detect for long periods of time. Accordingly, if unauthorized parties gain access to our networks or databases, such as with the incident reported by VF in December 2023, or those of third parties on which we rely, they have, and could continue to, be able to steal, publish, delete, hold ransom or modify our private and sensitive information, including payment information, personal information, and confidential or other proprietary business information.
We are subject to frequent cyber-attacks of varying levels of severity and threats to our business from a variety of bad actors, many of whom attempt to gain unauthorized access to, steal or compromise our confidential information and systems. For example, we detected unauthorized occurrences on a portion of our information technology systems in December 2023. We have incurred, and may continue to incur, certain costs related to this attack which may not be covered by our cyber liability insurance. While we have implemented systems and processes designed to protect against unauthorized access to or use of personal information and other confidential information, and rely on encryption and authentication technologies to effectively secure transmission of such information, including payment information, there is no guarantee that they will be able to prevent unauthorized access to our systems and information in the future. Our facilities and systems, and those of third parties on which we rely, are frequently the target of cyber-attacks of varying levels of severity and have been, and may in the future be vulnerable, and we may be unable to prevent, anticipate or detect security breaches and data loss.
In addition, we face amplified cybersecurity risks as a result of the number of employees we employ, including a number of employees working remotely. These amplified risks include increased demand on our information technology resources and systems and an increase in the number of points of potential attack on networks that we do not control, such as home WiFi networks. Employees may intentionally or inadvertently cause cybersecurity breaches that result in the unauthorized access to our systems or the unauthorized release of personal or confidential information.
VF and its consumers and customers could suffer harm if valuable business data, or employee, consumer, customer and other confidential and proprietary information were corrupted, lost, accessed or misappropriated by third parties due to a cyber-attack, a security failure in VF’s systems, or due to one of our third-party service providers or our employees. Any such breach, including, without limitation, the incident reported by VF in December 2023, has and could require significant expenditures to remediate; could cause damage to our reputation, to confidence in our e-commerce platforms and to our relationships with customers, consumers, employees and third parties on whom we rely; has and could result in business disruption, negative media attention and lost sales; and could expose us to risks of litigation, liability and increased scrutiny from regulatory entities. In addition, as a result of recent security breaches at a number of prominent retailers and other companies, media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with laws regarding the privacy and security of personal information and we may not be able to comply with new data protection laws and regulations being adopted around the world.
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
We experienced a significant data security breach in December 2023 which could result in a number of potentially unknown outcomes, including but not limited to, litigation, regulatory investigations or enforcement actions, or reputational harm, any of which could have a material impact on our business operations, financial condition, or results of operations.
The cybersecurity incident we experienced in December 2023 included the encryption of certain information technology systems and the theft of certain personal information and business information through unauthorized access to our information technology systems. As a result of the cybersecurity incident, we may be subject to governmental investigations, private litigation or other claims, which could result in fines, other monetary relief, or injunctive relief that could materially increase our data security costs, adversely impact how we operate our systems and collect and use personal information. If, as a result of any such governmental investigation, other investigation or claim, we are found to be in violation of applicable laws and regulations including, without limitation, any applicable data privacy and information security laws or regulations, we could be subject to legal risk, including government enforcement action and civil litigation, which could adversely affect our business, reputation, financial condition or results of operations. Defending any such litigation claim or enforcement action, regardless of merit, and whether successful or unsuccessful, and cooperating with regulatory investigations, could be expensive and time-consuming and adversely affect our business, reputation, results of operations or financial condition. In addition, we may be adversely impacted by reputational harm or a loss of confidence in the security and integrity of our information technology systems among consumers, customers, employees and business partners.
The development and use of AI, and the failure to use AI, present risks and challenges that may negatively impact our business.
Our business is highly-competitive, and our success may require the adoption of new and emerging technologies, such as AI, and specifically generative AI, by us or our business partners. Failure to adapt to a rapidly-changing technological environment could result in negative impacts to our business.
We also face risks from the adoption of new technologies such as AI if we or our business partners use them incorrectly or in ways that introduce new risks. Our business partners may incorporate AI tools into their offerings which may not meet existing or rapidly-changing regulatory or industry standards
VF Corporation Fiscal 2024 Form 10-K 13

and may inhibit our or our business partners' ability to maintain an adequate level of service.
The development of AI technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models utilized in generative AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of data inputs or the generated content. These limitations or failures could result in reputational harm, legal liabilities, or loss of consumer, customer, employee or business partner confidence.
If we or our business partners use AI to make decisions that affect consumers, employees or job applicants, the AI may be subject to biases or other types of unfair decision-making that may negatively impact those individuals and create legal or reputational risk for us.
If we or our business partners use AI to create intellectual property (IP), such as product designs, trademarks, or copyrightable text or code, we may be subject to IP rights claims from third parties claiming ownership of, or demanding rights to the IP that we or our business partners have developed using AI, or we may face the risk of not being able to adequately secure the rights to the IP created.
Cybersecurity threat actors may use AI tools, including generative AI, to deploy increasingly advanced attacks on our and our business partners' information technology systems. The increasing sophistication of cybersecurity attacks, including through the use of AI, may create a demand for us to use more and more sophisticated AI in our cybersecurity defense efforts. We face risks that we will fail to combat the offensive use of AI sufficiently or that we will fail to deploy defensive tools using AI adequately, either because we are unable to anticipate the risks accurately in a rapidly-evolving landscape or because we lack the knowledge or resources to adequately address the cybersecurity threats and opportunities associated with AI.
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including the EU and certain U.S. states, have already proposed or enacted laws governing AI. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI. If we or our business partners cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.
There are risks associated with VF’s acquisitions, divestitures and portfolio management.
Any acquisitions, divestitures or mergers by VF will be accompanied by the risks commonly encountered in acquisitions or divestitures of companies, businesses or brands. These risks include, among other things, higher than anticipated acquisition or divestiture costs and expenses, the difficulty and expense of integrating or separating the operations, systems and personnel of the companies, businesses or brands, the loss of key employees and consumers as a result of changes in management or ownership, and slower progress toward environmental, social and governance goals given challenges with data acquisition and integration, the difficulty of accessing and disclosing sufficient environmental, social and governance data to comply with current and emerging environmental, social and governance regulations, and integration of environmental, social and governance initiatives overall. In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions or divestitures. Moreover, failure to effectively manage VF’s portfolio of brands in line with growth targets and shareholder expectations, including acquisition choices, integration approach, transaction pricing and divestiture timing could result in unfavorable impacts to growth and value creation.
Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges. We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities are not accurate, we may be exposed to losses that may be material.
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
During Fiscal 2024, VF’s products were sourced from independent manufacturers primarily located in Asia. Any of the following could impact our ability to source or deliver VF products, or our cost of sourcing or delivering products and, as a result, our profitability:
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
14 VF Corporation Fiscal 2024 Form 10-K

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
•disruptions at manufacturing or distribution facilities or in shipping and transportation locations caused by natural and man-made disasters (including potential effects from climate change);
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
In addition, although we audit our third-party material suppliers and contracted manufacturing facilities and set strict compliance standards, actions by a third-party supplier or manufacturer that fail to comply could result in such third-party supplier failing to manufacture products that consistently meet our quality standards, violating human rights, engaging in unfavorable labor practices or providing unfavorable working conditions that negatively impact worker health, safety and wellness. Such noncompliance could expose VF to claims for damages, financial penalties, delay or inability to clear goods through customs authorities, operational disruptions and reputational harm, any of which could have a material adverse effect on our business and operations.
A significant portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay VF could substantially reduce VF’s revenues and profits.
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were approximately 14% of total revenues in Fiscal 2024, with our largest customer accounting for approximately 2% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations.
Talent acquisition, management, engagement and retention are important factors in VF’s success. Turnover in VF’s leadership or other key positions may have a material adverse effect on VF.
Our future success also depends on our ability to acquire, develop, and retain talent needed to mobilize VF against our current and future needs, and sustain our culture as a performance-driven company that is committed to its values and having a positive impact on people and the planet. Competition for experienced, well-qualified and diverse personnel is intense and we may not be successful in attracting, developing, and retaining such personnel, which could impact VF’s ability to remain competitive. Our ability to acquire, develop and retain personnel has been, and may continue to be impacted by, challenges and structural shifts in the labor market, which has experienced and may continue to experience wage inflation, labor shortages, increased employee turnover, changes in availability of the workforce and a shift toward remote work. Additionally, changes to our office environments, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. As businesses increasingly operate remotely, traditional geographic competition for talent may change in ways that we cannot presently predict. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to acquire and retain our employees. If we are unable to retain, acquire, and engage talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives, our relationships with our customers, consumers or other third parties may be disrupted, and our results of operations could be adversely impacted.
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
On June 16, 2023, VF’s Board of Directors approved the appointment of Bracken Darrell as President and Chief Executive Officer, effective as of July 17, 2023. This recent change in our executive leadership team, along with other changes in the roles and responsibilities among our executive officers, and any future changes resulting from the hiring or departure of executive officers, could disrupt our business and negatively affect our ability to recruit and retain talent. Such leadership transitions can be inherently difficult to manage; inadequate transitions may cause disruption to our business, including to our relationships with our associates and other third parties. Further, these changes also increase our dependency on other remaining members of our global leadership team, and the departure of whom could be particularly disruptive in light of the recent leadership transitions.
VF Corporation Fiscal 2024 Form 10-K 15

VF’s direct-to-consumer business includes risks that could have an adverse effect on its results of operations.
VF sells merchandise direct to consumer through VF-operated stores and e-commerce sites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, (i) U.S. or international resellers purchasing merchandise and reselling it outside VF’s control, (ii) failure or interruption of the systems that operate the stores and websites, and their related support systems, including due to computer viruses, theft of consumer information, privacy concerns, telecommunication failures, electronic break-ins and similar disruptions, technical malfunctions, and natural disasters or other causes, (iii) retail and credit card fraud and theft, (iv) risks related to VF’s direct-to-consumer distribution centers and processes, (v) shift in consumer preferences away from retail stores, and (vi) loss of inventory due to damage, theft (including from organized retail crime), and other causes. Risks specific to VF’s e-commerce business also include (i) diversion of sales from VF stores or wholesale customers, (ii) difficulty in recreating the in-store experience through direct channels, (iii) liability for online content, (iv) changing patterns of consumer behavior, (v) intense competition from online retailers, and (vi) online fraud. VF’s failure to successfully respond to these risks might adversely affect sales in its e-commerce business, as well as damage its reputation and brands.
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
VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others copying its products and infringing its intellectual property rights, especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as The North Face®, Vans®, Timberland®, Dickies® and Supreme® enjoy significant worldwide consumer recognition, and the higher pricing of certain of the brands' products creates additional risk of counterfeiting and infringement.
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
16 VF Corporation Fiscal 2024 Form 10-K

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
Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business or may require us to modify our current business practices. While enactment of any such change is not certain, if such changes were adopted or if we failed to anticipate and mitigate the impact of such changes, our costs could increase, which would reduce our earnings. For example, on January 31, 2020, the United Kingdom ceased to be a member state of the European Union (commonly referred to as “Brexit”). The United Kingdom and the EU subsequently reached a provisional post-Brexit Trade and Cooperation Agreement that contains new rules governing the relationship between the United Kingdom and Europe, including with respect to trade, travel and immigration. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. Any of these effects of Brexit, and others we cannot anticipate could adversely affect our business, results of operations and financial condition.
Beginning in February 2022, in response to the military conflict between Russia and Ukraine, the U.S. and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. To date, we have experienced revenue impacts due to business model changes in Russia, currency devaluation, and costs associated with compliance with sanctions and other regulations. For example, we have closed all VF-operated retail stores, terminated all leases and ceased all direct-to-consumer e-commerce operations in Russia. In addition, as of March 30, 2024, there was approximately $30.4 million of cash in Russia that, although it can be used without limits within Russia, is currently limited on movement out of Russia. Further impacts of the conflict could include macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats, harm to employee health and safety, reputational harm, increase in counterfeiting and intellectual property infringement activity, nationalization of our assets, and additional costs associated with compliance with sanctions and other regulations and risks associated with failure to comply with the same. Although our operations in Russia are not significant, the conflict could escalate and result in broader economic and security concerns, including in other geographies, which could in turn adversely affect our business, financial condition or results of operations.
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
VF Corporation Fiscal 2024 Form 10-K 17

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
We are subject to taxation in the U.S. and numerous foreign jurisdictions. The current U.S. Presidential Administration has proposed a higher U.S. federal corporate tax rate and increased taxation of offshore income. Such action could have a material effect on our financial position and results of operations. In addition, many countries in the EU and around the globe have adopted and/or proposed changes to current tax laws. Further, organizations such as the Organisation for Economic Co-operation and Development ("OECD") have published action plans that, if adopted by countries where we do business, could increase our tax obligations and compliance costs in these countries. More specifically, the OECD has released rules to address tax challenges arising from the digitalization of the economy (i.e., Global Anti Base Erosion ("GloBE") model rules or "Pillar Two"). Certain members have already begun to enact at least portions of the model rules that are effective for tax years beginning on or after January 1, 2024. The ultimate outcome of these rules that are enacted into law in each country may result in a material financial impact to VF.
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
Our business is subject to comprehensive national, state and local laws and regulations on a wide range of matters such as environmental, climate change, consumer protection, social, employment, privacy, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, safety, employment practices, the environment and other areas. The costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors.
Failure by VF or its third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, safety, labor and environmental standards, or related political considerations, could result in a material adverse effect on our financial condition, results of operations or cash flows, including resulting in interruption of finished goods shipments to VF, extensive remediation efforts, cancellation of orders by customers and termination of relationships. If VF or one of our independent contractors violates labor or other laws, implements improper labor or other business practices or takes other actions that are generally regarded as unethical, it could result in unwanted or negative media attention, jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts that may reduce demand for VF’s merchandise. Damage to VF’s reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on VF’s results of operations, financial condition and cash flows, as well as require additional resources to rebuild VF’s reputation.
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
18 VF Corporation Fiscal 2024 Form 10-K

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
Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, and other stakeholders, including non-governmental organizations, employees, and consumers, have focused increasingly on social and environmental and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments and/or have higher expectations of corporate conduct. If our environmental, social and governance practices do not meet investor or other stakeholder expectations and standards, including related to climate change, sustainability, social impact, and human rights, and do not meet related regulations and expectations for increased transparency, which continue to evolve, our brands, reputation and employee retention may be negatively impacted. In addition, governmental and self-regulatory organizations, including the Securities and Exchange Commission ("SEC"), the New York Stock Exchange ("NYSE") and the European Financial Reporting Advisory Group ("EFRAG"), promulgate rapidly changing rules and regulations addressing environmental, social and governance topics. These rules and regulations continue to evolve in scope and complexity and have resulted in, and are likely to continue to result in, increased expenses and increased management time and attention spent complying with or meeting such rules and regulations. For example, collection of environmental, social and governance data, developing and acting on initiatives within the scope of environmental, social and governance, and collecting, measuring and reporting environmental, social and governance related information and targets can be costly, difficult and time consuming and is subject to evolving reporting standards, including climate-related disclosure requirements and the EU's environmental, social and governance-related disclosure requirements set forth in the Corporate Sustainability Reporting Directive, and similar proposals and laws by other domestic and international regulatory bodies. If our environmental, social and governance related data, information, processes or reporting are incomplete or inaccurate, our reputation, business, financial performance and growth could be adversely affected. For example, customer expectations with respect to our ability to meet rapidly evolving environmental, social and governance reporting standards in the EU member states and other countries may impact our ability to do business with customers, or otherwise present barriers to entry, which could result in an adverse impact on our business, financial performance and growth.
It is possible that stakeholders may oppose our environmental, social and governance practices or disagree with them. It is also possible that stakeholders may not be satisfied with our environmental, social and governance practices or the speed of their adoption. While we may announce voluntary environmental, social and governance targets, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. Achieving environmental, social and governance targets will require significant efforts from us and other stakeholders, such as our suppliers and other third parties, and also require capital investment, additional costs, and the development of technology that may not currently exist. In addition, we could be criticized for the scope or nature of such targets, or for any revision to those targets. We could also incur additional costs and require additional resources to monitor, report, and comply with various environmental, social and governance practices and regulations. Also, our failure, or perceived failure, to manage reputational threats and meet stakeholder expectations or shifting consumer and customer preferences with respect to environmentally or socially responsible activities and products and packaging and sustainability commitments and regulations could negatively impact our brand, image, reputation, credibility, employee retention, and the willingness of our customers and suppliers to do business with us.

FINANCIAL RISKS

VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, such as the recent impairment charges related to the Timberland®, Dickies® and Icebreaker® reporting unit goodwill.
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
During the third quarter of Fiscal 2024, due to continued weakness and downturn in financial results, combined with expectations of a slower recovery than previously anticipated, VF determined that a triggering event had occurred requiring impairment testing of the Timberland and Dickies reporting unit goodwill and indefinite-lived trademark intangible assets. As a result of the impairment testing performed, VF recorded goodwill impairment charges of $195.3 million and $61.8 million related to the Timberland and Dickies reporting units,
VF Corporation Fiscal 2024 Form 10-K 19

respectively. The goodwill impairment related to the reduction in financial projections for both reporting units.
During the fourth quarter of Fiscal 2024, in connection with its annual impairment testing, VF performed a quantitative analysis of the Icebreaker reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded an impairment charge of $38.8 million to the Icebreaker reporting unit goodwill. The impairment related to lower financial projections.
During the fourth quarter of Fiscal 2024, due to the continued downturn in financial results and weakness in the wholesale channel, combined with expectations of a slower recovery, VF determined that a triggering event had occurred requiring additional impairment testing of the Timberland reporting unit goodwill and indefinite-lived trademark intangible assets. As a result of the impairment testing performed, VF recorded an impairment charge of $211.7 million related to the Timberland reporting unit goodwill. The impairment related to lower financial projections.
It is possible that we could have another impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2025 or future years vary from our current assumptions (including changes in discount rates and foreign currency exchange rates), (iii) business conditions or our strategies for a specific business unit change from our current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
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
A growing percentage of VF’s total revenues (approximately 54% in Fiscal 2024) is derived from markets outside the U.S. Many of VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.
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
Any disruption in the capital markets could limit the availability of funds or the ability or willingness of financial institutions to extend capital to VF in the future. Future volatility in the financial and credit markets, including adverse interest rates, could make it more difficult for us to obtain financing or refinance existing debt, on terms that would be acceptable to us. This disruption or volatility could adversely affect our liquidity and funding resources or significantly increase our cost of capital. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and cash flows. In addition, if the U.S. or another material country's government were to default on its debt obligations, the U.S. and global capital markets would be adversely affected and our liquidity and cost of capital would be adversely impacted.
20 VF Corporation Fiscal 2024 Form 10-K

VF’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent VF from fulfilling its financial obligations, and VF may not be able to maintain its current credit ratings, may not continue to pay dividends or repurchase its common stock and may not remain in compliance with existing debt covenants.
As of March 30, 2024, VF had approximately $6.0 billion of debt outstanding. VF’s debt and interest payment requirements could have important consequences on its business, financial condition and results of operations. For example, they could:
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
VF's credit ratings may impact the cost and availability of future borrowings. As a result of recent downgrades by S&P Global Inc. and Moody's Investor Services, Inc., VF's global credit facility and term loan were subject to interest rate adjustments. In addition, VF may incur substantial additional indebtedness in the future to fund acquisitions, repurchase common stock or fund other activities for general business purposes. If VF incurs additional indebtedness, it may limit VF’s ability to access the debt capital markets or other forms of financing in the future and may result in increased borrowing costs.
Although VF has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its stock subject to certain limitations under its share repurchase programs, any determinations by the Board of Directors to continue to declare and pay cash dividends on VF’s common stock or to repurchase VF’s common stock will be based primarily upon VF’s financial condition, results of operations and business requirements, its access to debt capital markets or other forms of financing, the price of its common stock in the case of the repurchase program and the Board of Directors’ continuing determination that the repurchase programs and the declaration and payment of dividends are in the best interests of VF’s shareholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. Our cash dividend payments may change from time to time, and we cannot provide assurance that we will increase our cash dividend payment or declare cash dividends in any particular amount or at all. A reduction in the amount or suspension of our cash dividend payments or a reduction in the level or discontinuation of our share repurchases could have a negative effect on VF’s stock price. Beginning in the fourth quarter of Fiscal 2023, we reduced the cash dividend, which is expected to support the return to VF's target leverage ratio and provide additional financial flexibility. In addition, under VF's $2.25 billion senior unsecured revolving line of credit, the total amount of certain payments, including cash dividends, is limited to $500.0 million annually, on a calendar-year basis.
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
During Fiscal 2024, $67.1 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:
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
VF currently has obligations under its defined benefit pension plans. The funded status of the pension plans is dependent on many factors, including returns on invested assets and the discount rates used to determine pension obligations. Unfavorable impacts from returns on plan assets, changes in discount rates, changes in plan demographics or revisions in the applicable laws or regulations could materially change the timing and amount of pension funding requirements, which could reduce cash available for VF’s business.
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
VF Corporation Fiscal 2024 Form 10-K 21

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
22 VF Corporation Fiscal 2024 Form 10-K

ITEM 1C. CYBERSECURITY.
Our business operations and relationships with consumers, customers, employees and business partners rely heavily on information technology (“IT”) systems and data. We also recognize the need to continually assess cybersecurity risk and evolve our management approach in the face of a rapidly and ever-changing environment. Accordingly, we aim to protect our business operations, including consumer, employee and confidential business records and information, against known and evolving cybersecurity threats. We have established processes for identifying, assessing, and managing material risks from cybersecurity threats using a systematic framework intended to protect the confidentiality, integrity, and availability of the Company’s important IT systems and data.
Oversight responsibility in this area is shared by the Board, its Audit Committee, and management.

Responsible party	Oversight of cybersecurity
Board of Directors	Oversight of cybersecurity within VF’s overall risks
Audit Committee	Primary oversight responsibility for cybersecurity, including internal controls designed to identify, assess, and manage risks related to cybersecurity
Management	Our Chief Information Security Officer ("CISO”), General Counsel, Chief Strategy and Business Development Officer (“CSBDO”), and other senior members of our digital and technology and risk teams are responsible for identifying, assessing, and managing risks related to these topics, and reporting to the Audit Committee and/or the full Board of Directors
Management receives a cybersecurity and information security maturity assessment from a third-party assessor biannually to gain a third-party view of our cybersecurity and information security program. We have integrated the identification, assessment and management of cybersecurity risks into VF’s enterprise risk management program, ensuring alignment with our overall approach to risk oversight by the Board, its committees, and management. The Board receives an annual update from VF senior leadership on cybersecurity and information security matters. The Audit Committee receives regular reports from VF senior leadership, including the CISO, on cyber threats, information security risks and controls, and other program updates, as well as enterprise risk management program updates. The Audit Committee regularly briefs the Board on these cybersecurity matters, and the Board also receives periodic briefings on cyber threats and best practices to enhance our directors’ literacy on cybersecurity and information security issues.
We place a high priority on securing confidential business information and the sensitive personal information we receive and store about our consumers, customers and employees. We have systems in place to securely receive and store that information and to detect, contain, and respond to cybersecurity incidents. We also have processes to manage risk from cybersecurity threats associated with third parties, including service providers, such as risk assessments and contractual requirements that include cybersecurity measures. In addition, we have a cybersecurity and information security training and compliance program in place to support our teams who work in areas of cybersecurity and information security risk. As part of this program, VF associates who have access to confidential information receive training at least annually on cybersecurity and information security. To respond to the threat of security breaches and cyberattacks, VF maintains a program, overseen by VF’s CISO and CSBDO, that is designed to protect and preserve the confidentiality, integrity and continued availability of all information and systems owned by, or in the care of, VF. This program also includes a cyber incident response plan that provides processes for timely and accurate reporting of any material cybersecurity incident. Our CISO has over thirty years of experience as a cybersecurity professional, including experience as the CISO of two large retailers, and reports to our CSBDO, who leads our digital and technology functions and has nearly twenty years of experience enabling digital transformation for global companies. In addition, members of VF’s information security, IT and privacy teams have broad experience and expertise in selecting, deploying and operating cybersecurity technologies, initiatives and processes around the world. VF also engages service providers, consultants and other third parties in connection with these processes to provide augmented cybersecurity capabilities, deliver strategic advice, provide assurance regarding the effectiveness of certain processes and assist in cybersecurity incident response efforts, as needed. VF also maintains a cybersecurity risk insurance policy.
VF’s IT systems have been subject to cybersecurity incidents in the past, including the previously disclosed December 2023 cybersecurity incident (the “Cyber Incident”). We believe the impacts of the Cyber Incident were not material to VF’s financial condition or results of operations. In addition, we do not believe that risks from cybersecurity threats have materially affected VF’s business strategy, financial condition, or results of operations. However, there is no guarantee that future cybersecurity incidents will not have a material impact in the future. Furthermore, processes designed to manage cyber risks, including those described herein, may not be effective. To learn more about risks from cybersecurity threats, as well as risks from the Cyber Incident, see the following risk factors in Item 1A of this Part I, under the headings, "VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business," "VF is subject to data and information security and privacy risks that could negatively affect its business operations, results of operations or reputation,” and "We experienced a significant data security breach in December 2023 which could result in a number of potentially unknown outcomes, including but not limited to, litigation, regulatory investigations or enforcement actions, or reputational harm, any of which could have a material impact on our business operations, financial condition, or results of operations." Additional risks and uncertainties not currently known or that may currently be deemed to be immaterial also may materially adversely affect VF’s business strategy, financial condition, or results of operations. VF is seeking reimbursement of costs, expenses and losses stemming from the Cyber Incident by submitting claims to VF’s cybersecurity insurers. The timing and amount of any such reimbursements are not known at this time.
VF Corporation Fiscal 2024 Form 10-K 23

ITEM 2. PROPERTIES.

The following is a summary of VF Corporation’s principal owned and leased properties as of March 30, 2024.
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
Our largest distribution centers by region are located in Ontario, California, Prague, Czech Republic and Kunshan, China. In total, we operate 21 owned or leased distribution centers primarily in the U.S., but also in the Czech Republic, Belgium, United Kingdom, the Netherlands, China, Canada, Mexico, Israel and Japan.
In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,185 retail stores across the Americas, Europe and Asia-Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

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
24 VF Corporation Fiscal 2024 Form 10-K

PART II

ITEM 5. MARKET FOR VF’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. As of April 27, 2024 there were 2,607 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of June, September, December and March.

PERFORMANCE GRAPH:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for Fiscal 2020 through Fiscal 2024. The S&P 1500 Apparel Index at the end of Fiscal 2024 consisted of Capri Holdings Limited, Carter’s, Inc., Columbia Sportswear Company, G-III Apparel Group, Ltd., Hanesbrands Inc., Kontoor Brands, Inc., Lululemon
Athletica Inc., Movado Group, Inc., Oxford Industries, Inc., PVH Corp., Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc. and VF Corporation. The graph assumes that $100 was invested at the end of Fiscal 2019 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of Fiscal 2019 through Fiscal 2024. Past performance is not necessarily indicative of future performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN OF VF COMMON STOCK,
S&P 500 INDEX AND S&P 1500 APPAREL INDEX
VF Common Stock closing price on March 30, 2024 was $15.34

250
200
150
100
50
0
Dollars
3/30/2019
3/28/2020
4/3/2021
4/2/2022
4/1/2023
3/30/2024
VF Corporation
S&P 500 Index
S&P 1500 Apparel, Accessories & Luxury Goods

Company / Index	Base Period 3/30/19	3/28/20	4/3/21	4/2/22	4/1/23	3/30/24
VF Corporation	$100.00	$72.30	$102.03	$74.73	$31.91	$22.28
S&P 500 Index	100.00	91.45	147.16	168.77	155.20	201.57
S&P 1500 Apparel, Accessories & Luxury Goods	100.00	52.80	104.08	87.88	69.28	67.69
VF Corporation Fiscal 2024 Form 10-K 25

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended March 30, 2024 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
December 31, 2023 — January 27, 2024	—	$—	—	$2,486,971,057
January 28, 2024 — February 24, 2024	—	—	—	2,486,971,057
February 25, 2024 — March 30, 2024	—	—	—	2,486,971,057
Total	—		—

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

BASIS OF PRESENTATION

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. All references to the years ended March 2024 ("Fiscal 2024"), March 2023 ("Fiscal 2023") and March 2022 ("Fiscal 2022") relate to the 52-week fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022, respectively.
The following discussion and analysis focuses on our financial results for the years ended March 2024 and 2023 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended March 2023 compared to the year ended March 2022 is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended April 1, 2023, filed with the SEC on May 25, 2023, and is incorporated by reference into this Form 10-K.
All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
References to the year ended March 2024 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the year ended March 2023 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.

26 VF Corporation Fiscal 2024 Form 10-K

RECENT DEVELOPMENTS
Cybersecurity Incident
On December 13, 2023, VF detected unauthorized occurrences on a portion of its information technology ("IT") systems. Upon detecting the unauthorized occurrences, VF began taking steps to contain, assess and remediate the incident, including beginning an investigation with leading external cybersecurity experts, activating its incident response plan, and shutting down some systems. As a result of these and other measures, VF believes the threat actor was ejected from VF’s IT systems on December 15, 2023. The threat actor disrupted VF’s business operations by encrypting some IT systems, and stole data from VF, including personal data. After VF shut down some of its systems, VF experienced disruption to certain of its operations, including interrupted replenishment of retail store inventory and delayed order fulfillment which had impacts such as the cancellation by customers and consumers of some product orders, reduced demand on certain of its brands’ e-commerce sites, and delay of some wholesale shipments.
As of April 25, 2024, VF's investigation of the cybersecurity incident has concluded. VF believes the impacts of the cybersecurity incident were not material to its financial condition or results of operations.
VF is seeking reimbursement of costs, expenses and losses stemming from the cybersecurity incident by submitting claims to VF’s cybersecurity insurers. The timing and amount of any such reimbursements are not known at this time.
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
•Appoint new Vans® president: The Global Brand President of Vans® has stepped down from the position. VF's CEO is serving as the brand president on an interim basis until a permanent brand president is appointed.
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
Reinvent charges and project-related costs in Fiscal 2024 were $105.4 million, which primarily included costs associated with severance and employee-related benefits and the net impact of asset disposals and write-downs.
Dividend Update
On October 24, 2023, the Board of Directors declared a quarterly dividend of $0.09 per share that was paid during the third quarter of Fiscal 2024, which represented a 70% reduction when compared to the dividend of $0.30 per share paid in the second quarter of Fiscal 2024. The decrease in the dividend was an action taken to strengthen the Company's financial position by reducing debt. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends. On May 14, 2024, the Board of Directors declared a quarterly dividend of $0.09 per share to be paid during the first quarter of Fiscal 2025.
Impact of Global Events and Uncertainties
Although it did not have a significant impact in the current year, the coronavirus ("COVID-19") pandemic resulted in temporary closures of VF-operated retail stores in Fiscal 2023, most notably in the Asia-Pacific region, which impacted revenues in the region for the year ended March 2023. The ongoing conflict between Russia and Ukraine and the conflict in the Middle East continue to cause disruption in the regions and unknown impacts to the global economy; however, we currently do not expect significant disruption to our business.
For additional information regarding recent developments, see "Item 1A. Risk Factors."

VF Corporation Fiscal 2024 Form 10-K 27

SUMMARY OF THE YEAR ENDED MARCH 2024

•Revenues decreased 10% to $10.5 billion compared to the year ended March 2023, including a 1% favorable impact from foreign currency.
•Outdoor segment revenues decreased 3% to $5.5 billion compared to the year ended March 2023, including a 1% favorable impact from foreign currency.
•Active segment revenues decreased 17% to $4.1 billion compared to the year ended March 2023, including a 1% favorable impact from foreign currency.
•Work segment revenues decreased 16% to $891.5 million compared to the year ended March 2023.
•Wholesale revenues were down 14% compared to the year ended March 2023, including a 1% favorable impact from foreign currency.
•Direct-to-consumer revenues were down 5% compared to the year ended March 2023, including a 1% favorable impact from foreign currency. E-commerce revenues decreased 8% in the year ended March 2024. Direct-to-consumer revenues accounted for 47% of VF’s total revenues in the year ended March 2024.
•International revenues increased 1% compared to the year ended March 2023, including a 2% favorable impact from foreign currency. Revenues in Europe were flat, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 3%, including a 4% unfavorable impact from foreign currency. International revenues represented 54% of VF’s total revenues in the year ended March 2024.
•Revenues in the Americas region decreased 18% compared to the year ended March 2023, including a 1% favorable impact from foreign currency.
•Gross margin decreased 50 basis points to 52.0% in the year ended March 2024 compared to the year ended March 2023, primarily driven by unfavorable foreign currency impacts, partially offset by favorable mix.
•Earnings (loss) per share decreased to $(2.49) in the year ended March 2024 from $0.31 in the year ended March 2023. The decrease was primarily driven by increased tax expense due to the unfavorable decision in the Timberland tax case and lower profitability across all segments in the year ended March 2024.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the year ended March 2024 compared to the year ended March 2023:

(In millions)	Year Ended March
Net revenues — 2023	$11,612.5
Organic	(1,265.3)
Impact of foreign currency	107.5
Net revenues — 2024	$10,454.7

Year Ended March 2024 Compared to Year Ended March 2023

VF reported a 10% decrease in revenues in Fiscal 2024 compared to Fiscal 2023, including a 1% favorable impact from foreign currency. The revenue decrease was attributed to declines across all segments, most notably in the Active and Work segments. The revenue decrease was primarily driven by weakness in the Americas region wholesale channel, partially offset by overall growth in the Asia-Pacific region. The Asia-Pacific region was negatively impacted by COVID-19 resurgence in Mainland China in Fiscal 2023.
Additional details on revenues are provided in the section titled “Information by Reportable Segment”.
The following table presents the percentage relationship to net revenues for components of the Consolidated Statements of Operations:

	Year Ended March

	2024	2023
Gross margin (net revenues less cost of goods sold)	52.0%	52.5%
Selling, general and administrative expenses	47.4	43.4
Impairment of goodwill and intangible assets	4.9	6.3
Operating margin	(0.3)%	2.8%

28 VF Corporation Fiscal 2024 Form 10-K

Year Ended March 2024 Compared to Year Ended March 2023
Gross margin decreased 50 basis points to 52.0% in Fiscal 2024 compared to 52.5% in Fiscal 2023. The decrease in gross margin in Fiscal 2024 was driven by unfavorable foreign currency impacts, partially offset by favorable mix.
Selling, general and administrative expenses as a percentage of total revenues increased 400 basis points in Fiscal 2024 compared to Fiscal 2023. Selling, general and administrative expenses decreased $70.3 million in Fiscal 2024 compared to Fiscal 2023. The decrease was due to lower distribution costs, compensation and administrative costs and direct-to-consumer expenses, partially offset by higher information technology costs and Reinvent charges.
During the year ended March 2024, VF recorded goodwill impairment charges of $507.6 million related to the Timberland, Dickies and Icebreaker reporting units. During the third quarter of Fiscal 2024, VF determined that a triggering event had occurred requiring a quantitative analysis of the Timberland and Dickies reporting units, and as a result of the impairment testing performed, VF recorded goodwill impairment charges of $195.3 million and $61.8 million, respectively. As a result of VF's annual impairment testing as of the beginning of the fourth quarter of Fiscal 2024, VF recorded a goodwill impairment charge of $38.8 million related to the Icebreaker reporting unit. During the fourth quarter of Fiscal 2024, VF also performed an impairment analysis of the Timberland reporting unit as a result of a triggering event, and recorded an additional goodwill impairment charge of $211.7 million.
VF recorded goodwill and intangible asset impairment charges of $394.1 million and $340.9 million, respectively, in the year ended March 2023 related to the Supreme reporting unit. During the second quarter of Fiscal 2023, VF determined that a triggering event had occurred requiring a quantitative analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded impairment charges of $229.0 million and $192.9 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively. During the fourth quarter of Fiscal 2023, in connection with its annual impairment testing, VF performed a quantitative analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded additional impairment charges of $165.1 million and $148.0 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively.
In Fiscal 2024, operating margin decreased to (0.3)% from 2.8% in Fiscal 2023, primarily due to the items described above.
Net interest expense increased $58.8 million to $223.4 million in Fiscal 2024. The increase in net interest expense was primarily due to additional borrowings on long-term debt at higher rates, partially offset by lower short-term commercial paper borrowings and higher investment rates. Total outstanding interest-bearing debt averaged $6.7 billion and $6.2 billion for Fiscal 2024 and Fiscal 2023, respectively, with short-term borrowings representing 5.8% and 16.8% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 3.5% in Fiscal 2024 and 2.6% in Fiscal 2023.
Other income (expense), net primarily consists of components of net periodic pension cost (excluding the service cost component), certain foreign currency and hedging gains and losses and other non-operating gains and losses. Other income (expense) netted to $23.8 million and $(119.8) million in Fiscal 2024 and Fiscal 2023, respectively. Other income (expense), net in Fiscal 2024 primarily included legal settlement gains of $29.1 million, $3.2 million of net periodic pension cost and $2.9 million of foreign currency and hedging losses. Other income (expense), net in Fiscal 2023 primarily included a $91.8 million pension settlement charge, which resulted from the purchase of a group annuity contract and transfer of a portion of the assets and liabilities associated with the U.S. qualified defined benefit pension plan to an insurance company, and $23.0 million of foreign currency and hedging losses.
The effective income tax rate was (314.6)% in Fiscal 2024 compared to (174.0)% in Fiscal 2023. The Fiscal 2024 effective income tax rate included a net discrete tax expense of $704.6 million, primarily related to the tax effects of decisions in the Timberland tax case and Belgium excess profits ruling. Refer to Note 20 to VF's consolidated financial statements for additional information. The $704.6 million net discrete tax expense in Fiscal 2024 decreased the effective income tax rate by 301.5% compared to a favorable 223.5% impact of discrete items for Fiscal 2023. Excluding discrete items, the effective tax rate during Fiscal 2024 decreased by approximately 62.6% primarily due to the jurisdictional mix of earnings and losses and the impact of nondeductible goodwill impairment in Fiscal 2024, resulting in a consolidated pre-tax loss.
As a result of the above, net income (loss) in Fiscal 2024 was $(968.9) million ($(2.49) per diluted share), compared to $118.6 million ($0.31 per diluted share) in Fiscal 2023.
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
Refer to Note 21 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income before income taxes.
VF Corporation Fiscal 2024 Form 10-K 29

Year Ended March 2024 Compared to Year Ended March 2023
The following tables present a summary of the changes in segment revenues and profit in the year ended March 2024 compared to the year ended March 2023 and revenues by region for our Top 4 brands for the years ended March 2024 and 2023:

Segment Revenues:
	Year Ended March
(In millions)	Outdoor	Active	Work	Other	Total
Segment revenues — 2023	$5,647.5	$4,904.6	$1,060.2	$0.1	$11,612.5
Organic	(208.7)	(886.6)	(169.9)	(0.1)	(1,265.3)
Impact of foreign currency	62.6	43.7	1.2	—	107.5
Segment revenues — 2024	$5,501.4	$4,061.7	$891.5	$—	$10,454.7

Segment Profit (Loss):
	Year Ended March
(In millions)	Outdoor	Active	Work	Other	Total
Segment profit (loss) — 2023	$785.4	$654.7	$121.2	$(0.5)	$1,560.7
Organic	(195.6)	(311.2)	(105.1)	0.5	(611.2)
Impact of foreign currency	12.9	8.7	1.5	—	23.1
Segment profit — 2024	$602.7	$352.2	$17.6	$—	$972.6
Note: Amounts may not sum due to rounding.

Top Brand Revenues:
	Year Ended March 2024
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$1,704.4	$1,708.2	$682.7	$437.2	$4,532.5
Europe	1,312.5	726.3	641.3	113.4	2,793.5
Asia-Pacific	656.4	351.2	233.0	67.8	1,308.4
Global	$3,673.3	$2,785.7	$1,556.9	$618.4	$8,634.4

	Year Ended March 2023
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$1,896.4	$2,380.5	$933.6	$513.6	$5,724.1
Europe	1,198.7	838.3	632.4	107.4	2,776.8
Asia-Pacific	517.6	464.1	218.7	104.2	1,304.6
Global	$3,612.7	$3,682.9	$1,784.7	$725.2	$9,805.5
(a)The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.

30 VF Corporation Fiscal 2024 Form 10-K

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Year Ended March

(Dollars in millions)	2024	2023	Percent Change
Segment revenues	$5,501.4	$5,647.5	(2.6)%
Segment profit	602.7	785.4	(23.3)%
Operating margin	11.0%	13.9%
The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Altra® and Icebreaker®.

Year Ended March 2024 Compared to Year Ended March 2023
Global revenues for Outdoor decreased 3% in Fiscal 2024 compared to Fiscal 2023, including a 1% favorable impact due to foreign currency. Revenues in the Americas region decreased 14% in Fiscal 2024, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 20% in Fiscal 2024, including a 5% unfavorable impact from foreign currency and a 27% increase in Greater China (which includes Mainland China, Hong Kong and Taiwan), including a 5% unfavorable impact from foreign currency. Revenues in the Europe region increased 6%, including a 4% favorable impact from foreign currency.
Global revenues for The North Face® brand increased 2% in Fiscal 2024, including a 1% favorable impact from foreign currency. The increase in the year ended March 2024 was driven by growth in the Asia-Pacific and Europe regions. Revenues in the Asia-Pacific region increased 27% in Fiscal 2024, including a 4% unfavorable impact from foreign currency. Revenues in the Europe region increased 9% in Fiscal 2024, including a 4% favorable impact from foreign currency. Revenues in the Americas region decreased 10% in the year ended March 2024.
Global revenues for the Timberland® brand decreased 11% in Fiscal 2024, including a 2% favorable impact from foreign currency. The overall decline was most significantly driven by a 32% decrease in the Americas region in the year ended March 2024, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 7% in Fiscal 2024, including a 3% unfavorable impact from foreign currency. Revenues in the Europe region increased 1% in the year ended March 2024, including a 4% favorable impact from foreign currency.
Global direct-to-consumer revenues for Outdoor increased 3% in Fiscal 2024. The increase was primarily due to The North Face® brand in the Asia-Pacific and Europe regions. Global wholesale revenues decreased 7% in Fiscal 2024, including a 1% favorable impact from foreign currency. The decrease was primarily driven by declines in the Americas regions.
Operating margin decreased in Fiscal 2024 compared to Fiscal 2023, reflecting increased direct-to-consumer expenses and higher information technology costs. The decrease was partially offset by higher gross margin, primarily driven by favorable pricing and mix, partially offset by unfavorable foreign currency impacts.
Active

	Year Ended March

(Dollars in millions)	2024	2023	Percent Change
Segment revenues	$4,061.7	$4,904.6	(17.2)%
Segment profit	352.2	654.7	(46.2)%
Operating margin	8.7%	13.3%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Year Ended March 2024 Compared to Year Ended March 2023
Global revenues for Active decreased 17% in Fiscal 2024 compared to Fiscal 2023, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 23% in Fiscal 2024. Revenues in the Europe region decreased 8% in the year ended March 2024, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 12% in Fiscal 2024, including a 3% unfavorable impact from foreign currency, and an 18% decrease in Greater China, including a 3% unfavorable impact from foreign currency.
Vans® brand global revenues decreased 24% in Fiscal 2024, including a 1% favorable impact from foreign currency. The overall decline in Fiscal 2024 was most significantly driven by a 28% decrease in the Americas region, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 24% in the year ended March 2024, including a 2% unfavorable impact from foreign currency. The declines in the Americas and Asia-Pacific regions include the impact of strategic wholesale channel reset actions taken during Fiscal 2024. Revenues in the Europe region decreased 13% in Fiscal 2024, including a 3% favorable impact from foreign currency.
Global direct-to-consumer revenues for Active decreased 12% in Fiscal 2024. The decrease was primarily due to declines in the Americas region, which decreased 17% in Fiscal 2024, including a 1% favorable impact from foreign currency. Global wholesale
VF Corporation Fiscal 2024 Form 10-K 31

revenues for Active decreased 24% in Fiscal 2024, and included a 2% favorable impact from foreign currency. The decrease in Fiscal 2024 was primarily due to a 32% decrease in the Americas region, including a 1% favorable impact from foreign currency. Wholesale revenues in the Europe region decreased 14% in the year ended March 2024, including a 3% favorable impact from foreign currency. Wholesale revenues in the Asia-Pacific region decreased 25%, including a 1% unfavorable impact from foreign currency.
Operating margin decreased in Fiscal 2024 compared to Fiscal 2023, reflecting lower leverage of operating expenses due to decreased revenues. The decrease was also due to lower gross margin, primarily driven by unfavorable foreign currency impacts, partially offset by favorable mix. The decrease was partially offset by legal settlement gains of $29.1 million.
Work

	Year Ended March

(Dollars in millions)	2024	2023	Percent Change
Segment revenues	$891.5	$1,060.2	(15.9)%
Segment profit	17.6	121.2	(85.4)%
Operating margin	2.0%	11.4%
The Work segment includes the following brands: Dickies® and Timberland PRO®.

Year Ended March 2024 Compared to Year Ended March 2023
Global Work revenues decreased 16% in Fiscal 2024 compared to Fiscal 2023. Revenues in the Americas region decreased 16% in Fiscal 2024. Revenues in the Asia-Pacific region decreased 35%, including a 3% unfavorable impact from foreign currency. Revenues in the Europe region increased 6%, including a 5% favorable impact from foreign currency.
Dickies® brand global revenues decreased 15% in Fiscal 2024. The decline was primarily driven by a decrease in the Americas region of 15%, reflecting lower inventory replenishment and weakness with certain key U.S. wholesale customer accounts. The decline in the year ended March 2024 was also attributed to a decrease in the Asia-Pacific region of 35%, including a 3% unfavorable impact from foreign currency, primarily due to broad-based weakness in Greater China. Revenues in the Europe region increased 6% in the year ended March 2024, including a 5% favorable impact from foreign currency.
Operating margin decreased in Fiscal 2024 compared to Fiscal 2023, reflecting lower gross margin resulting from higher distressed inventory reserves and higher material costs, and lower leverage of operating expenses due to decreased revenues. The decrease was partially offset by price increases and favorable mix.

Reconciliation of Segment Profit to Consolidated Income (Loss) Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated income (loss) from continuing operations before income taxes. These costs are (i) impairment of goodwill and indefinite-lived intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the respective businesses, (ii) corporate and other expenses, which are excluded from segment profit to the extent they are not allocated to the segments, and (iii) interest expense, net, which is excluded from segment profit because substantially all financing costs are managed at the corporate office and are not under the control of segment management. Impairment of goodwill and indefinite-lived intangible assets and net interest expense are discussed in the “Consolidated Statements of Operations” section, and corporate and other expenses are discussed below.

	Year Ended March

(In millions)	2024	2023	Percent Change
Impairment of goodwill and intangible assets	$507.6	$735.0	(30.9)%
Corporate and other expenses	475.3	617.8	(23.1)%
Interest expense, net	223.4	164.6	35.7%

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
32 VF Corporation Fiscal 2024 Form 10-K

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
Corporate and other expenses decreased $142.5 million in Fiscal 2024 when compared to Fiscal 2023. The decrease was primarily due to a $91.8 million pension settlement charge recorded in the first quarter of Fiscal 2023. The decrease was also attributed to lower compensation and administrative costs and lower foreign currency and hedging losses, partially offset by Reinvent charges in Fiscal 2024.

International

International revenues increased 1% in Fiscal 2024 compared to Fiscal 2023. Foreign currency had a favorable impact of 2% on international revenues in Fiscal 2024.
Revenues in the Europe region were flat in Fiscal 2024, including a 4% favorable impact from foreign currency. In the Asia-Pacific region, revenues increased 3% in Fiscal 2024, including a 4% unfavorable impact from foreign currency. Revenues in Greater China increased 9% in Fiscal 2024, including a 4% unfavorable impact from foreign currency. The year ended March 2023 was negatively impacted by COVID-19 resurgence in Mainland China. Revenues in the Americas (non-U.S.) region decreased 3% in Fiscal 2024, including a 3% favorable impact from foreign currency.
International revenues were 54% of total VF revenues in Fiscal 2024 compared to 48% in Fiscal 2023.

Direct-to-Consumer

Direct-to-consumer revenues decreased 5% in Fiscal 2024 compared to Fiscal 2023, including a 1% favorable impact from foreign currency.
VF's e-commerce business declined 8% in Fiscal 2024. The decrease was primarily driven by declines in the e-commerce business in the Americas region.
Revenues from VF-operated retail stores decreased 5% in Fiscal 2024, including a 1% favorable impact from foreign currency. VF opened 81 stores in Fiscal 2024, bringing the total number of VF-owned retail stores to 1,185 at March 2024, which also reflects 161 store closures during the period. There were 1,265 VF-owned retail stores at March 2023. Direct-to-consumer revenues were 47% of total VF revenues in Fiscal 2024 compared to 45% in Fiscal 2023.

Wholesale

Wholesale revenues decreased 14% in Fiscal 2024 compared to Fiscal 2023, including a 1% favorable impact from foreign currency. The results were primarily driven by declines in the wholesale business in the Americas region. Wholesale revenues were 53% of total revenues in Fiscal 2024 compared to 55% in Fiscal 2023.

ANALYSIS OF FINANCIAL CONDITION

Balance Sheets

The following discussion refers to significant changes in balances at March 2024 compared to March 2023:
•Decrease in accounts receivable — primarily due to lower wholesale shipments.
•Decrease in inventories — driven by VF reducing elevated inventory levels, primarily in core and replenishment products.
•Decrease in property, plant and equipment — primarily due to asset disposals, write-downs and reclassifications to current assets held-for-sale.
•Decrease in goodwill — primarily due to $507.6 million in impairment charges related to the Timberland, Dickies and Icebreaker reporting units recorded in Fiscal 2024.
•Decrease in other assets — primarily due to the write-off of the $875.7 million income tax receivable in the second quarter of Fiscal 2024 due to the unfavorable decision in the Timberland tax case related to 2011 taxes and interest disputed with the Internal Revenue Service ("IRS").
•Increase in short-term borrowings — primarily due to an increase in commercial paper borrowings.
•Decrease in accounts payable — primarily driven by lower inventory purchases and the timing of payments to vendors.
•Decrease in accrued liabilities — primarily due to lower accrued income taxes.
•Decrease in long-term debt — due to the reclassification of $1.0 billion of long-term debt due in December 2024 related to our delayed draw Term Loan Agreement (the "DDTL Agreement").
VF Corporation Fiscal 2024 Form 10-K 33

Liquidity and Cash Flows

We consider the following to be measures of our liquidity and capital resources:

(Dollars in millions)	March 2024	March 2023
Working capital	$770.0	$1,606.9
Current ratio	1.2 to 1	1.5 to 1
Net debt to total capital	80.3%	71.6%

The decrease in working capital and the current ratio at March 2024 compared to March 2023 was primarily due to a net decrease in current assets driven by lower accounts receivable and inventories for the periods compared, as discussed in the "Balance Sheets" section above.
For the ratio of net debt to total capital above, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at March 2024 compared to March 2023 was driven by a decrease in stockholders' equity, partially offset by a decrease in net debt for the periods compared. The decrease in stockholders' equity was primarily driven by the net loss in the period and payments of dividends. The decrease in net debt was driven by the repayment of
€850.0 million in aggregate principal amount of Senior Notes due in September 2023, partially offset by higher short-term borrowings, as discussed in the "Balance Sheets" section above.
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
In summary, our cash flows were as follows:

	Year Ended March

(In millions)	2024	2023
Cash provided (used) by operating activities	$1,014.6	$(655.8)
Cash used by investing activities	(172.3)	(188.1)
Cash provided (used) by financing activities	(959.6)	463.9

Cash Provided (Used) by Operating Activities

Cash flows related to operating activities are dependent on net income (loss), adjustments to net income (loss) and changes in working capital. The increase in cash provided by operating activities in Fiscal 2024 compared to Fiscal 2023 was primarily due to a decrease in net cash used by working capital driven by lower accounts receivable and inventory balances in Fiscal 2024, and the $875.7 million payment related to the Timberland tax case in the prior year. The increase in cash provided by operating activities was partially offset by lower earnings for the periods compared.
Cash Used by Investing Activities
The decrease in cash used by investing activities in Fiscal 2024 compared to Fiscal 2023 was primarily due to the liquidation of a life insurance contract investment of $39.7 million, decreased software purchases of $30.2 million and decreased capital expenditures of $20.1 million, partially offset by lower proceeds from the sale of assets of $72.9 million compared to the Fiscal 2023 period.
Cash Provided (Used) by Financing Activities
The increase in cash used by financing activities in Fiscal 2024 compared to Fiscal 2023 was primarily due to a $907.1 million payment of long-term debt in Fiscal 2024, compared to the issuance of €1.0 billion euro-denominated fixed rate notes, borrowings of $1.0 billion under the DDTL Agreement and a $500.0 million payment of long-term debt in Fiscal 2023. The increase was partially offset by a $579.1 million net increase in short-term borrowings for the periods compared, a $57.0 million payment of Supreme contingent consideration in Fiscal 2023 and a $399.7 million decrease in dividends paid for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during Fiscal 2024 or Fiscal 2023 under the share repurchase program authorized by VF's Board of Directors.
As of the end of Fiscal 2024, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on optimizing and driving the performance of the current portfolio and reducing leverage.
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
34 VF Corporation Fiscal 2024 Form 10-K

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
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, as defined in the agreement as amended in April 2024, starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreement. The covenant calculation also excludes consolidated operating lease liabilities. Additionally, the amended agreement restricts the total amount of cash dividends and share repurchases to $500.0 million annually, on a calendar-year basis. As of March 2024, VF was in compliance with all covenants.
VF has a global commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were $250.0 million in U.S. commercial paper borrowings as of March 2024. In addition to the U.S. commercial paper program, VF commenced a euro commercial paper borrowing program during the second quarter of Fiscal 2024. As of March 2024, there were no outstanding euro commercial paper borrowings under this program. Standby letters of credit issued under the Global Credit Facility as of March 2024 were $0.6 million, leaving approximately $2.0 billion available for borrowing against the Global Credit Facility at March 2024, subject to applicable financial covenants.
VF has $81.2 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $13.9 million at March 2024. Borrowings under these arrangements had a weighted average interest rate of 51.6% at March 2024.
Additionally, VF had $674.6 million of unrestricted cash and equivalents at March 2024.
Maturity
On September 18, 2023, VF repaid €850.0 million ($907.1 million) in aggregate principal amount of its outstanding 0.625% Senior Notes due in September 2023, in accordance with the terms of the notes.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date) are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At March 2024 and 2023, the accounts payable line item in VF's Consolidated Balance Sheets included total outstanding obligations of $485.0 million and $510.9 million, respectively, due to suppliers that are eligible to participate in the SCF program.
In the second quarter of Fiscal 2023, VF extended its payment terms with eligible suppliers under the SCF program. The change is not expected to have a material impact on VF's long-term overall liquidity or capital resources.
Rating Agencies
At the end of March 2024, VF’s long-term debt ratings were ‘BBB-’ by Standard & Poor’s ("S&P") Global Ratings and ‘Baa3’ by Moody’s Investors Service ("Moody's"), and U.S. commercial paper ratings by those rating agencies were ‘A-3’ and ‘P-3’, respectively. The Moody's rating for VF's euro commercial paper was also 'P-3' at the end of March 2024. There is no active market for euro commercial paper based on VF's current rating. VF's credit rating outlook by both S&P and Moody's at the end of March 2024 was 'negative'.
VF’s credit agency ratings allow for access to additional liquidity at competitive rates. Further downgrades to VF's ratings would negatively impact borrowing costs.
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
Dividends
Cash dividends totaled $0.78 per share in Fiscal 2024 compared to $1.81 in Fiscal 2023. The dividend payout ratio was (31.3)% of diluted earnings (loss) per share in Fiscal 2024 compared to 592.8% in Fiscal 2023. The Company declared a dividend of $0.09 per share that is payable in the first quarter of Fiscal 2025. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Other Matters
As previously reported, VF petitioned the U.S. Tax Court (the “Tax Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argued that all such income should have been immediately included in 2011, VF
VF Corporation Fiscal 2024 Form 10-K 35

reported periodic income inclusions in subsequent tax years. In Fiscal 2023, the Tax Court issued its final decision in favor of the IRS, which was appealed by VF. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and began to accrue interest income. On September 8, 2023, the U.S. Court of Appeals for the First Circuit ("Appeals Court") upheld the Tax Court's decision in favor of the IRS. As a result of the Appeals Court decision, VF wrote off the related income tax receivable and associated interest and recorded $690.0 million of income tax expense in the second quarter of Fiscal 2024. This amount included the reversal of $19.6 million of interest income, of which $7.5 million was recorded in the first quarter of Fiscal 2024. This amount reflects the total estimated net impact to VF's tax expense, which includes the expected reduction in taxes paid on the periodic inclusions that VF has reported, release of related deferred tax liabilities, and consideration of indirect tax effects resulting from the decision. The estimated impact is subject to future adjustments based on finalization with tax authorities.
Contractual Obligations
Following is a summary of VF’s material contractual obligations and commercial commitments at the end of March 2024 that will require the use of funds:

		Payment Due or Forecasted by Fiscal Year
(In millions)	Total	2025	2026	2027	2028	2029	Thereafter
Recorded liabilities:
Long-term debt (1)	$5,741	$1,001	$1,291	$2	$1,041	$541	$1,865
Operating leases (2)	1,626	355	312	267	190	126	376
Unrecorded commitments:
Interest payment obligations (3)	928	183	128	104	91	89	332
Inventory obligations (4)	2,421	2,344	73	3	—	—	—
	$10,715	$3,884	$1,805	$376	$1,322	$756	$2,572

Note: Amounts may not sum due to rounding.
(1)Long-term debt consists of required undiscounted principal payments on long-term debt and finance lease obligations.
(2)Operating leases represent required undiscounted lease payments during the noncancelable lease term. Variable payments for occupancy-related costs, real estate taxes, insurance and contingent rent are not included above. In addition, $82.3 million of leases (on an undiscounted basis) that have not yet commenced with terms of 1 to 15 years beginning primarily in Fiscal 2025 are not included above.
(3)Interest payment obligations represent required interest payments on long-term debt. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the consolidated financial statements.
(4)Inventory obligations represent binding commitments to purchase finished goods and raw materials that are payable upon VF taking ownership of the inventory. This obligation excludes the amount included in accounts payable at March 2024 related to inventory purchases.

VF had other financial commitments at the end of Fiscal 2024 that are not included in the above table but may require the use of funds under certain circumstances:
•$106.3 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the table above because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.
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
36 VF Corporation Fiscal 2024 Form 10-K

Cash and equivalents risks
VF had $674.6 million of cash and equivalents at the end of Fiscal 2024. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business and geopolitical risks that may impact countries where VF has cash balances. Management also monitors the credit quality of cash equivalents.
Defined benefit pension plan risks
At the end of Fiscal 2024, VF’s defined benefit pension plans were overfunded by a net total of $89.9 million. The overfunded status includes a $54.0 million liability related to our U.S. unfunded supplemental defined benefit plan, $30.4 million of net liabilities related to our non-U.S. defined benefit plans, and a $174.3 million net asset related to our U.S. qualified defined benefit plan. VF will continue to evaluate the funded status and future funding requirements of these plans, which depends in part on the future performance of the plans’ investment portfolios. Management believes that VF has sufficient liquidity to make any required contributions to the pension plans in future years.
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
Interest rate risks
VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since most of VF’s long-term debt has fixed interest rates, the exposure primarily relates to changes in interest rates on variable rate short-term borrowings (which averaged approximately $386.0 million at an 8.1% rate during Fiscal 2024). Additionally, VF entered into a DDTL Agreement during Fiscal 2023, which has a variable interest rate. VF entered into floating-to-fixed interest rate swap contracts to hedge a portion of the cash flow risk associated with the DDTL Agreement. Any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during Fiscal 2024, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $6.9 million and a hypothetical 1% decrease in interest rates would be an increase in reported net income of approximately $6.9 million.
Foreign currency exchange rate risks
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 54% of VF’s revenues in the year ended March 2024 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. As discussed later in this section, management hedges VF’s investments in certain foreign operations and foreign currency transactions.
The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. For net advances to and investments in VF’s foreign businesses that are considered to be long-term, the impact of changes in foreign currency exchange rates on those long-term advances is deferred as a component of accumulated other comprehensive loss ("OCL") in stockholders’ equity. The U.S. dollar value of net investments in foreign subsidiaries fluctuates with changes in the underlying functional currencies. In March 2023 and February 2020, VF issued €1.0 billion of euro-denominated fixed-rate notes. These notes, along with VF's euro commercial paper borrowings, have been designated as net investment hedges of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
VF monitors net foreign currency market exposures and enters into derivative foreign currency contracts to hedge the effects of exchange rate fluctuations for a significant portion of forecasted foreign currency cash flows or specific foreign currency transactions (relating to cross-currency inventory purchases,
VF Corporation Fiscal 2024 Form 10-K 37

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
For cash flow hedging contracts outstanding at the end of Fiscal 2024, a hypothetical 10% decrease and 10% increase in foreign currency exchange rates compared to rates at the end of Fiscal 2024, would result in a decrease in the unrealized net loss of approximately $61.8 million and an increase in the unrealized net loss of approximately $50.3 million, respectively. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
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
38 VF Corporation Fiscal 2024 Form 10-K

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
VF Corporation Fiscal 2024 Form 10-K 39

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
Based on the range of estimated fair values developed from the income and market-based methods, VF determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, VF calculates the impairment loss as the difference between the carrying value of the reporting unit and the estimated fair value, limited to the amount of reporting unit goodwill.
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
Fiscal 2024 Impairment Testing
Interim Impairment Testing
During the third quarter of Fiscal 2024, management determined that the recent downturn in the Timberland historical financial results, combined with a downward revision to the latest Fiscal 2024 forecast and forward-looking financial projections, was a triggering event that required management to perform a quantitative impairment analysis of both the Timberland reporting unit goodwill, which includes the Timberland® brand, and the Timberland indefinite-lived trademark intangible asset, which includes both the Timberland® and Timberland PRO® brands. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the December 30, 2023 testing date were $407.9 million and $999.5 million, respectively. As a result of the impairment testing performed, VF recorded a goodwill impairment charge of $195.3 million in the Consolidated Statement of Operations in the third quarter of Fiscal 2024 to write down the Timberland reporting unit carrying value to its estimated fair value. No impairment charge was recorded on the indefinite-lived trademark intangible asset. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount.
During the third quarter of Fiscal 2024, management determined that the continued downturn in the Dickies financial results, weakness in certain key U.S. wholesale customer accounts, including lost product placement, and weakness in certain international markets, combined with expectations of a slower recovery, which have resulted in further reductions to the financial projections, was a triggering event that required management to perform a quantitative impairment analysis of both the Dickies reporting unit goodwill and the Dickies indefinite-lived trademark intangible asset. The carrying values
40 VF Corporation Fiscal 2024 Form 10-K

of the goodwill and indefinite-lived trademark intangible asset at the December 30, 2023 testing date were $61.8 million and $290.0 million, respectively. Based on the analysis, management concluded that the Dickies reporting unit goodwill was fully impaired and thus recorded an impairment charge of $61.8 million in the Consolidated Statement of Operations in the third quarter of Fiscal 2024. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by a significant amount.
Annual and Fourth Quarter Impairment Testing
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2024. VF elected to bypass the qualitative analysis for the Icebreaker, Supreme, Timberland PRO, Altra and Smartwool reporting unit goodwill and indefinite-lived trademark intangible assets. As a result of the annual impairment testing, VF recorded a goodwill impairment charge of $38.8 million in the Consolidated Statement of Operations for the year ended March 2024 related to Icebreaker. Based on the analysis, management concluded that Icebreaker's indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by a significant amount. No other impairment charges were taken as a result of the annual impairment testing. Based on the analyses, the estimated fair values of the Supreme, Altra and Timberland PRO reporting units exceeded the respective carrying values by 8%, 15% and 17%, respectively, and the estimated fair value of the Smartwool reporting unit exceeded its carrying value by a significant amount. Based on the analyses, the estimated fair value of the Supreme indefinite-lived trademark intangible asset exceeded its carrying value by 3%, and the estimated fair values of the Altra and Smartwool indefinite-lived trademark intangible assets exceeded the respective carrying values by a significant amount.
During the fourth quarter of Fiscal 2024, management determined that the recent downward revision to the forward-looking financial projections was a triggering event that required management to perform a quantitative impairment analysis of both the Timberland reporting unit goodwill and indefinite-lived trademark intangible asset. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the testing date were $211.7 million and $999.5 million, respectively. As a result of the impairment testing performed, management concluded that the Timberland reporting unit goodwill was fully impaired and thus recorded an additional impairment charge of $211.7 million in the Consolidated Statement of Operations for the year ended March 2024. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by 14%.
During the fourth quarter of Fiscal 2024, management determined that the overall weakness in the Dickies business and financial results, was a triggering event that required management to perform a quantitative impairment analysis of the Dickies indefinite-lived trademark intangible asset. The carrying value of the indefinite-lived trademark intangible asset at the March 30, 2024 testing date was $290.0 million. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by 16%.
For the remaining reporting units and indefinite-lived trademark intangible assets, VF elected to perform a qualitative analysis during the annual goodwill and indefinite-lived intangible asset impairment testing, as of the beginning of the fourth quarter of Fiscal 2024, to determine whether it was more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. Based on the results of the qualitative assessment, VF concluded it was more likely than not the carrying values of the goodwill and indefinite-lived trademark intangible assets were less than their fair values, and that further quantitative testing was not necessary.
Refer to Notes 9 and 24 to the consolidated financial statements for additional discussion on Fiscal 2024 impairment testing.
Management’s Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the business. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment or recoverability of goodwill or indefinite-lived trademark intangible assets in any reporting unit could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2025 or future years vary from current assumptions (including changes in discount rates, royalty rates and foreign currency exchange rates), (iii) business conditions or strategies change from current assumptions, including loss of major customers or channels, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
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
VF Corporation Fiscal 2024 Form 10-K 41

special tax rulings provided to companies offering lower taxes than may be applicable in other countries. VF makes an ongoing assessment to identify any significant exposure related to increases in tax rates in the jurisdictions in which VF operates.
Furthermore, VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium's excess profit tax regime. During 2015, the European Union Commission (“EU”) investigated and announced its decision that these rulings were illegal and ordered the tax benefits to be collected from affected companies, including VF. During 2017 and 2018, VF Europe BVBA was assessed and paid €35.0 million tax and interest, which was recorded as an income tax receivable and was included in the other current assets line item in VF's Consolidated Balance Sheets, based on the expected success of the requests for annulment. After subsequent annulments and appeals, the General Court confirmed the decision of the EU on September 20, 2023. As a result, VF wrote off the related income tax receivable and recorded a benefit for the associated foreign tax credit, resulting in $26.1 million of net income expense in the second quarter of Fiscal 2024.
As previously reported, VF petitioned the U.S. Tax Court (the “Tax Court”) to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argued that all such income should have been immediately included in 2011, VF reported periodic income inclusions in subsequent tax years. In Fiscal 2023, the Tax Court issued its final decision in favor of the IRS, which was appealed by VF. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable based on the technical merits of our position with regards to the case and began to accrue interest income. On September 8, 2023, the U.S. Court of Appeals for the First Circuit ("Appeals Court") upheld the Tax Court's decision in favor of the IRS. As a result of the Appeals Court decision, VF wrote off the related income tax receivable and associated interest and recorded $690.0 million of income tax expense in the second quarter of Fiscal 2024. This amount included the reversal of $19.6 million of interest income, of which $7.5 million was recorded in the first quarter of Fiscal 2024. This amount reflects the total estimated net impact to VF's tax expense, which includes the expected reduction in taxes paid on the periodic inclusions that VF has reported, release of related deferred tax liabilities, and consideration of indirect tax effects resulting from the decision. The estimated impact is subject to future adjustments based on finalization with tax authorities.
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
As of March 2024, VF had $711.1 million of gross deferred income tax assets related to operating loss, credit and capital loss carryforwards, and $435.3 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss, credit and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses or credits during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.

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
42 VF Corporation Fiscal 2024 Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 30, 2024. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures were effective as of March 30, 2024.

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

ITEM 9B. OTHER INFORMATION.
During the three months ended March 30, 2024, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
VF Corporation Fiscal 2024 Form 10-K 43

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Information About Our Executive Officers.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2024 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2024, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Delinquent Section 16(a) Reports” (to the extent reported therein) in VF’s 2024 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2024, which information is incorporated herein by reference.
Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Responsibilities — Audit Committee” in VF’s 2024 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2024, which information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF” and “Executive Compensation” in VF’s 2024 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2024, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of this Part III is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Executive Compensation" in VF’s 2024 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2024, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of this Part III is included under the caption “Corporate Governance at VF” in VF’s 2024 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2024, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2024 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 30, 2024, which information is incorporated herein by reference.
44 VF Corporation Fiscal 2024 Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Fiscal 2024 report:

2. Financial statement schedules	PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	F-57
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits
NUMBER	DESCRIPTION
3.1	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(i) to Form 8-K filed October 21, 2013)
3.2	Amended and Restated By-Laws of V.F. Corporation, effective January 24, 2023 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 25, 2023)
4.1	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 4(A) to Form 10-K for the year ended January 3, 1998)
4.2	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)
4.3	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
4.4	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)
4.5	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)
4.6	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed October 25, 2007)
4.7	Third Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent, dated as of September 20, 2016 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed September 20, 2016)
4.8	Form of 0.625% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 20, 2016)
4.9	Fourth Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent dated as of February 25, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed February 25, 2020)
4.10	Form of 0.250% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed February 25, 2020)
4.11	Form of 0.625% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed February 25, 2020)
4.12	Fifth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of April 23, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed April 23, 2020)
4.13	Form of 2.400% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed April 23, 2020)
4.14	Form of 2.800% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.5 to Form 8-K filed April 23, 2020)
4.15	Form of 2.950% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.6 to Form 8-K filed April 23, 2020)
4.16	Sixth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 7, 2023 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed March 7, 2023)
4.17	Form of 4.125% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed March 7, 2023)

VF Corporation Fiscal 2024 Form 10-K 45

NUMBER	DESCRIPTION
4.18	Form of 4.250% Senior Notes due 2029 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed March 7, 2023)
4.19	Description of Securities
10.1	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)*
10.2	1996 Stock Compensation Plan, as amended and restated as of March 12, 2024*
10.3	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)*
10.4	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)*
10.5	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 26, 2020)*
10.6	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10(F) to Form 10-K for the year ended March 28, 2020)*
10.7	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended March 28, 2020)*
10.8	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended March 28, 2020)*
10.9	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting) (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended March 28, 2020)*
10.10	Form of Award Certificate for Restricted Stock Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(P) to Form 10-K for the year ended March 28, 2020)*
10.11	Form of Award Certificate for Restricted Stock Special Award (Split Vesting) (Incorporated by reference to Exhibit 10(Q) to Form 10-K for the year ended March 28, 2020)*
10.12	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)*
10.13	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)*
10.14	Executive Deferred Savings Plan II, as amended and restated January 1, 2020 (Incorporated by reference to Item 10.1 to Form 10-Q for the quarter ended December 28, 2019)*
10.15	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed December 17, 2004)*
10.16	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)*
10.17	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)*
10.18	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)*
10.19	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)*
10.20	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)*
10.21	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)*
10.22	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)*
10.23	Twelfth Supplemental Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014)*
10.24	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)*
10.25	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)*
10.26	2019 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(HH) to Form 10-K for the year ended March 28, 2020)*
46 VF Corporation Fiscal 2024 Form 10-K

NUMBER	DESCRIPTION
10.27	Amended and Restated Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)*
10.28	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)*
10.29	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of October 18, 2017 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2017)*
10.30	2004 Long-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of March 11, 2024*
10.31	Annual Incentive Plan (effective prior to May 15, 2023) (Incorporated by reference to Exhibit 10(HH) to Form 10-K for the year ended April 2, 2022)*
10.32	Annual Incentive Plan (effective May 15, 2023) (Incorporated by reference to Exhibit 10(II) to Form 10-K for the year ended April 1, 2023)*
10.33	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for Equity Plan Participants (Incorporated by reference to Exhibit 10(JJ) to Form 10-K for the year ended April 1, 2023)
10.34	Retirement and General Release Agreement dated December 2, 2022 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2022)*
10.35	Offer Letter between VF and Bracken Darrell, dated June 20, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2023)*
10.36	Severance Plan for Section 16 Officers (effective October 6, 2023) (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 30, 2023)*
10.37	Five-Year Revolving Credit Agreement by and among V.F. Corporation and VF International Sagl, as borrowers, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc., U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and ING Bank N.V., Dublin Branch, PNC Bank, N.A., TD Bank, N.A. and Morgan Stanley Bank, N.A., as Documentation Agents, dated November 24, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2021)
10.38	Amendment No. 1 to Revolving Credit Agreement, dated February 16, 2023, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 16, 2023)
10.39	Amendment No. 2 to Revolving Credit Agreement, dated May 19, 2023, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10(NN) to Form 10-K for the year ended April 1, 2023)
10.40	Amendment No. 3 to Revolving Credit Agreement, dated as of April 25, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 26, 2024)
10.41	Term Loan Agreement by and among V.F. Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A, PNC Bank National Association, TD Securities (USA) LLC, Truist Securities, Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Syndication Agent, and PNC Bank National Association, TD Bank, N.A., Truist Bank and U.S. Bank National Association, as Documentation Agents, dated August 11, 2022 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 11, 2022)
10.42	Amendment No. 1 to Term Loan Agreement, dated February 16, 2023, by and among V.F. Corporation, as borrower, JP Morgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 16, 2023)
10.43	Separation and Distribution Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 23, 2019)
10.44	Tax Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019)
10.45	Transition Services Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019)
10.46	VF Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed May 23, 2019)
10.47	Kontoor Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed May 23, 2019)
10.48	Employee Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed May 23, 2019)
19.1	Insider Trading Policy
21.1	Subsidiaries of the Corporation
23.1	Consent of independent registered public accounting firm
24.1	Power of attorney
VF Corporation Fiscal 2024 Form 10-K 47

NUMBER	DESCRIPTION
31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for the Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
48 VF Corporation Fiscal 2024 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VF has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.F. CORPORATION

By:	/s/ Bracken Darrell
Bracken Darrell President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Matthew H. Puckett
Matthew H. Puckett Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Bryan H. McNeill
Bryan H. McNeill Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
May 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Chair of the Board and Director

Caroline T. Brown*	Director

Alexander K. Cho*	Director

Juliana L. Chugg*	Director

Benno Dorer*	Director

Trevor A. Edwards*	Director

Mark S. Hoplamazian*	Director

Laura W. Lang*	Director

W. Rodney McMullen*	Director

Clarence Otis, Jr.*	Director

Carol L. Roberts*	Director

Matthew J. Shattock*	Director

*By:	/s/ Jennifer S. Sim
Jennifer S. Sim, Attorney-in-Fact
May 23, 2024
VF Corporation Fiscal 2024 Form 10-K 49

VF CORPORATION
Index to Consolidated Financial Statements
and Financial Statement Schedule
March 2024

VF Corporation Fiscal 2024 Form 10-K F-1

V.F. Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of V.F. Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF's internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of March 30, 2024.
The effectiveness of VF’s internal control over financial reporting as of March 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

F-2 VF Corporation Fiscal 2024 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of V. F. Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of V. F. Corporation and its subsidiaries (the “Company”) as of March 30, 2024 and April 1, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended March 30, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended March 30, 2024 listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2024 and April 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

VF Corporation Fiscal 2024 Form 10-K F-3

Interim and Annual Goodwill and Indefinite-Lived Intangible Asset Impairment Analyses – Supreme and Timberland Reporting Units and Supreme Indefinite-Lived Trademark Intangible Asset
As described in Notes 1, 8, 9, and 24 to the consolidated financial statements, the goodwill and indefinite-lived trademark intangible asset balances were $1,460.4 million and $2,553.5 million as of March 30, 2024, respectively, of which the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset makes up a portion of each of the consolidated balances, while the Timberland reporting unit goodwill was fully impaired as of March 30, 2024. Management evaluates indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. If management determines that it is more likely than not that the fair value of an asset or reporting unit is less than its carrying value, it is quantitatively evaluated for possible impairment by comparing the estimated fair value with its carrying value. An impairment charge is recorded if the carrying value exceeds its estimated fair value. As disclosed by management, triggering events in the third and fourth quarters of the year ended March 30, 2024 caused management to perform quantitative impairment analyses of the Timberland reporting unit goodwill resulting in goodwill impairment charges of $195.3 million and $211.7 million, respectively, for the year ended March 30, 2024. During the annual goodwill and indefinite-lived intangible asset impairment analysis, management performed a quantitative impairment analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, resulting in no impairment. Management estimates the fair value of the reporting units using both income-based and market-based valuation methods and the fair value of the indefinite-lived trademark intangible asset is based on an income approach using the relief-from-royalty method. The income-based fair value methodology requires management to make assumptions and judgments and is based on management’s estimate of financial projections and future cash flows, which include significant assumptions related to revenue growth and profitability improvement throughout the forecast period, terminal growth rates, tax rates, royalty rates and market-based discount rates.
The principal considerations for our determination that performing procedures relating to the interim impairment analyses for the Timberland reporting unit goodwill, and the annual goodwill and indefinite-lived intangible asset impairment analyses for the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units and the indefinite-lived trademark intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth throughout the forecast period and market-based discount rates for the Supreme and Timberland reporting units and Supreme indefinite-lived trademark intangible asset, and royalty rates for the Supreme indefinite-lived trademark intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived trademark intangible asset impairment analyses, including controls over the valuation of the Supreme and Timberland reporting units and the Supreme indefinite-lived trademark intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Timberland and Supreme reporting units, and the Supreme indefinite-lived trademark intangible asset; (ii) evaluating the appropriateness of the income-based valuation methods for the reporting units and the indefinite-lived trademark intangible asset; (iii) testing the completeness and accuracy of underlying data used in the income-based valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth throughout the forecast period and market-based discount rates for the Supreme and Timberland reporting units and the Supreme indefinite-lived trademark intangible asset, and royalty rates for the Supreme indefinite-lived trademark intangible asset. Evaluating management’s assumptions related to the revenue growth throughout the forecast period involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Supreme and Timberland reporting units and products sold with the Supreme trademarks; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s income-based valuation methods for the reporting units and the indefinite-lived trademark intangible asset and (ii) the reasonableness of the royalty rate and market-based discount rate significant assumptions.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
May 23, 2024
We have served as the Company’s auditor since 1995.

F-4 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Consolidated Balance Sheets

(In thousands, except share amounts)	March 2024	March 2023
ASSETS
Current assets
Cash and equivalents	$674,605	$814,887
Accounts receivable, less allowance for doubtful accounts of: March 2024 - $26,369; March 2023 - $28,075	1,273,965	1,610,295
Inventories	1,766,366	2,292,790
Other current assets	512,011	434,737
Total current assets	4,226,947	5,152,709
Property, plant and equipment, net	823,886	942,440
Intangible assets, net	2,628,482	2,642,821
Goodwill	1,460,414	1,978,413
Operating lease right-of-use assets	1,330,361	1,372,182
Other assets	1,142,873	1,901,923
TOTAL ASSETS	$11,612,963	$13,990,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$263,938	$11,491
Current portion of long-term debt	1,000,721	924,305
Accounts payable	817,128	936,319
Accrued liabilities	1,375,192	1,673,651
Total current liabilities	3,456,979	3,545,766
Long-term debt	4,702,284	5,711,014
Operating lease liabilities	1,156,858	1,171,941
Other liabilities	638,477	651,054
Total liabilities	9,954,598	11,079,775
Commitments and contingencies
Stockholders' equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2024 or March 2023	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2024 - 388,836,219; March 2023 - 388,665,531	97,209	97,166
Additional paid-in capital	3,600,071	3,775,979
Accumulated other comprehensive loss	(1,064,331)	(1,019,518)
Retained earnings (accumulated deficit)	(974,584)	57,086
Total stockholders’ equity	1,658,365	2,910,713
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,612,963	$13,990,488

See notes to consolidated financial statements.

VF Corporation Fiscal 2024 Form 10-K F-5

VF CORPORATION
Consolidated Statements of Operations

	Year Ended March

(In thousands, except per share amounts)	2024	2023	2022
Net revenues	$10,454,667	$11,612,475	$11,841,840
Costs and operating expenses
Cost of goods sold	5,017,445	5,515,796	5,386,393
Selling, general and administrative expenses	4,963,718	5,033,977	4,823,243
Impairment of goodwill and intangible assets	507,566	735,009	—
Total costs and operating expenses	10,488,729	11,284,782	10,209,636
Operating income (loss)	(34,062)	327,693	1,632,204
Interest income	21,628	9,758	5,006
Interest expense	(245,036)	(174,390)	(136,469)
Loss on debt extinguishment	—	—	(3,645)
Other income (expense), net	23,785	(119,774)	26,154
Income (loss) from continuing operations before income taxes	(233,685)	43,287	1,523,250
Income tax expense (benefit)	735,197	(75,297)	306,981
Income (loss) from continuing operations	(968,882)	118,584	1,216,269
Income from discontinued operations, net of tax	—	—	170,672
Net income (loss)	$(968,882)	$118,584	$1,386,941
Earnings (loss) per common share - basic
Continuing operations	$(2.49)	$0.31	$3.12
Discontinued operations	—	—	0.44
Total earnings (loss) per common share - basic	$(2.49)	$0.31	$3.55
Earnings (loss) per common share - diluted
Continuing operations	$(2.49)	$0.31	$3.10
Discontinued operations	—	—	0.43
Total earnings (loss) per common share - diluted	$(2.49)	$0.31	$3.53
Weighted average shares outstanding
Basic	388,360	387,763	390,291
Diluted	388,360	388,370	392,411

See notes to consolidated financial statements.

F-6 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended March

(In thousands)	2024	2023	2022
Net income (loss)	$(968,882)	$118,584	$1,386,941
Other comprehensive income (loss)
Foreign currency translation and other
Losses arising during the period	(1,491)	(106,527)	(17,355)
Income tax effect	(7,297)	(1,492)	(34,104)
Defined benefit pension plans
Current period actuarial gains (losses), including plan amendments	(38,230)	(25,211)	12,927
Amortization of net deferred actuarial losses	16,195	16,395	11,310
Amortization of deferred prior service credits	(80)	(453)	(440)
Reclassification of net actuarial loss from settlement charges	3,538	93,731	7,466
Income tax effect	3,936	(21,864)	(3,806)
Derivative financial instruments
Gains (losses) arising during the period	(7,933)	53,533	71,494
Income tax effect	1,490	(8,554)	(11,741)
Reclassification of net (gains) losses realized	(18,121)	(110,160)	54,326
Income tax effect	3,180	17,663	(7,656)
Other comprehensive income (loss)	(44,813)	(92,939)	82,421
Comprehensive income (loss)	$(1,013,695)	$25,645	$1,469,362

See notes to consolidated financial statements.

VF Corporation Fiscal 2024 Form 10-K F-7

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(968,882)	$118,584	$1,386,941
Income from discontinued operations, net of tax	—	—	170,672
Income (loss) from continuing operations, net of tax	(968,882)	118,584	1,216,269
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Impairment of goodwill and intangible assets	507,566	735,009	—
Depreciation, amortization and other asset write-downs	319,204	262,324	266,935
Reduction in the carrying amount of right-of-use assets	394,426	383,199	410,132
Stock-based compensation	67,332	60,354	91,358
Provision for doubtful accounts	11,170	3,532	(716)
Pension expense in excess of (less than) contributions	(18,080)	79,197	(41,309)
Deferred income taxes	(395,100)	(53,554)	(157,489)
Write-off of income tax receivables and interest	921,409	—	—
Loss on extinguishment of debt	—	—	3,645
Other, net	7,359	(11,433)	(12,007)
Changes in operating assets and liabilities:
Accounts receivable	324,629	(147,331)	(202,526)
Inventories	508,584	(890,173)	(380,851)
Accounts payable	(106,048)	377,433	105,357
Income taxes	(154,606)	(1,148,610)	201,391
Accrued liabilities	32,952	(91,650)	88,213
Operating lease right-of-use assets and liabilities	(390,227)	(379,963)	(444,125)
Other assets and liabilities	(47,107)	47,287	(286,079)
Cash provided (used) by operating activities - continuing operations	1,014,581	(655,795)	858,198
Cash provided by operating activities - discontinued operations	—	—	6,090
Cash provided (used) by operating activities	1,014,581	(655,795)	864,288
INVESTING ACTIVITIES
Business acquisitions, net of cash received	—	—	3,760
Proceeds from sale of businesses, net of cash sold	—	—	616,928
Proceeds from sale of assets	26,615	99,499	32,542
Proceeds from sale of short-term investments	—	—	598,806
Capital expenditures	(145,818)	(165,925)	(245,449)
Software purchases	(65,167)	(95,326)	(82,871)
Other, net	12,112	(26,301)	(19,456)
Cash provided (used) by investing activities - continuing operations	(172,258)	(188,053)	904,260
Cash used by investing activities - discontinued operations	—	—	(525)
Cash provided (used) by investing activities	(172,258)	(188,053)	903,735
FINANCING ACTIVITIES
Contingent consideration payment	—	(56,976)	—
Net increase (decrease) in short-term borrowings	255,146	(323,972)	324,404
Payments on long-term debt	(908,199)	(501,051)	(504,200)
Payment of debt issuance costs	(576)	(6,796)	(2,496)
Proceeds from long-term debt	—	2,058,341	—
Share repurchases	—	—	(350,004)
Cash dividends paid	(303,140)	(702,846)	(773,205)
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	(2,846)	(2,794)	36,654
Cash provided (used) by financing activities	$(959,615)	$463,906	$(1,268,847)
Continued on next page.
See notes to consolidated financial statements.

F-8 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2024	2023	2022
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	$(22,069)	$(80,822)	$(73,299)
Net change in cash, cash equivalents and restricted cash	(139,361)	(460,764)	425,877
Cash, cash equivalents and restricted cash — beginning of period	816,318	1,277,082	851,205
Cash, cash equivalents and restricted cash — end of period	$676,957	$816,318	$1,277,082

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$674,605	$814,887	$1,275,943
Other current assets	2,221	1,305	1,109
Other assets	131	126	30
Total cash, cash equivalents and restricted cash	$676,957	$816,318	$1,277,082

See notes to consolidated financial statements.

VF Corporation Fiscal 2024 Form 10-K F-9

VF CORPORATION
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
(In thousands, except share amounts)	Shares	Amounts
Balance, March 2021	391,941,477	$97,985	$3,777,645	$(1,009,000)	$189,534	$3,056,164
Net income (loss)	—	—	—	—	1,386,941	1,386,941
Dividends on Common Stock ($1.98 per share)	—	—	(2,597)	—	(770,608)	(773,205)
Share repurchases	(4,805,093)	(1,201)	—	—	(348,803)	(350,004)
Stock-based compensation, net	1,161,991	291	141,336	—	(13,589)	128,038
Foreign currency translation and other	—	—	—	(51,459)	—	(51,459)
Defined benefit pension plans	—	—	—	27,457	—	27,457
Derivative financial instruments	—	—	—	106,423	—	106,423
Balance, March 2022	388,298,375	97,075	3,916,384	(926,579)	443,475	3,530,355
Net income (loss)	—	—	—	—	118,584	118,584
Dividends on Common Stock ($1.81 per share)	—	—	(203,394)	—	(499,452)	(702,846)
Stock-based compensation, net	367,156	91	62,989	—	(5,521)	57,559
Foreign currency translation and other	—	—	—	(108,019)	—	(108,019)
Defined benefit pension plans	—	—	—	62,598	—	62,598
Derivative financial instruments	—	—	—	(47,518)	—	(47,518)
Balance, March 2023	388,665,531	97,166	3,775,979	(1,019,518)	57,086	2,910,713
Net income (loss)	—	—	—	—	(968,882)	(968,882)
Dividends on Common Stock ($0.78 per share)	—	—	(246,054)	—	(57,086)	(303,140)
Stock-based compensation, net	170,688	43	70,146	—	(5,702)	64,487
Foreign currency translation and other	—	—	—	(8,788)	—	(8,788)
Defined benefit pension plans	—	—	—	(14,641)	—	(14,641)
Derivative financial instruments	—	—	—	(21,384)	—	(21,384)
Balance, March 2024	388,836,219	$97,209	$3,600,071	$(1,064,331)	$(974,584)	$1,658,365

See notes to consolidated financial statements.

F-10 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024

VF Corporation Fiscal 2024 Form 10-K F-11

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
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
Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 3 for additional information on discontinued operations.
Fiscal Year
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF's current fiscal year ran from April 2, 2023 through March 30, 2024 ("Fiscal 2024"). All references to the periods ended March 2024, March 2023 and March 2022 relate to the 52-week fiscal years ended March 30, 2024, April 1, 2023 ("Fiscal 2023") and April 2, 2022 ("Fiscal 2022"), respectively. Certain foreign subsidiaries reported using a March 31 year-end for Fiscal 2024, 2023 and 2022 due to local statutory requirements. The impact to VF's consolidated financial statements is not material.
Recent Development
Reinvent
On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The first announced steps in this transformation cover the following priorities: improve North America results, deliver the Vans® turnaround, reduce costs and strengthen the balance sheet. Refer to Note 27 for additional information on the program.
Use of Estimates
In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Foreign Currency Translation and Transaction
The financial statements of most foreign subsidiaries are measured using the foreign currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses, and transaction gains and losses on long-term advances to foreign subsidiaries, are reported in the Consolidated Statements of Comprehensive Income (Loss).
Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. Foreign currency transaction gains and losses reported in the Consolidated Statements of Operations, were a net loss of $16.6 million, $16.9 million and $6.7 million in the years ended March 2024, 2023 and 2022, respectively.
Business Combinations
VF accounts for business combinations using the acquisition method of accounting. Under the acquisition method, the consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. VF allocates the purchase price of an acquired business to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. Contingent consideration, if any, is included within the purchase price and is recognized at its fair value on the acquisition date. In subsequent reporting periods, any contingent consideration liabilities are remeasured at fair value with changes recognized in operating income (loss). During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.
Cash and Equivalents
Cash and equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Highly liquid investments considered cash equivalents were $226.8 million and $439.5 million at March 2024 and 2023, respectively, consisting of money market funds and short-term time deposits.

F-12 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method, includes all costs incurred to purchase the finished goods and is net of discounts or rebates received from vendors. A detailed review of all inventories is performed, at least quarterly, to identify slow moving or excess products, discontinued and to-be-discontinued products, off-quality merchandise and other specific or unique situations. Management performs an evaluation to estimate net realizable value using a systematic and consistent methodology of forecasting future demand, market conditions and selling prices less costs of disposal. If the estimated net realizable value is less than cost, VF provides an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. Historically, these estimates of future demand and selling prices have not varied significantly from actual results due to VF’s timely identification and ability to typically dispose of these distressed inventories at amounts either above or not significantly below cost.
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
Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years for machinery and equipment and up to 40 years for buildings. Amortization expense for leasehold improvements and assets under finance leases is recognized over the shorter of their estimated useful lives or the lease terms, and is included in depreciation expense. Depreciation is ceased on assets that meet the held-for-sale criteria and they are measured at the lower of their carrying value or fair value, less costs of disposal.
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

VF Corporation Fiscal 2024 Form 10-K F-13

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
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
Leases for real estate typically have initial terms ranging from 2 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years and vehicle leases typically have initial terms ranging from 1 to 6 years. In determining the lease term used in the lease right-of-use asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease right-of-use assets and lease liabilities. The Company has made an accounting policy election to not recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less.
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
The funded status of defined benefit pension plans is recorded as a net asset or liability in the Consolidated Balance Sheets based on the difference between the projected benefit obligations and the fair value of plan assets, which is assessed on a plan-by-plan basis. The changes in funded status of defined benefit pension plans, primarily related to actuarial gains and losses arising from differences between actual experience and actuarial assumptions, are recognized in the year in which the changes occur and reported in the Consolidated Statements of Comprehensive Income (Loss).
VF reports the service component of net periodic pension cost (income) within operating income (loss) and the other components of net periodic pension cost, which include interest cost, expected return on plan assets, settlement charges, curtailments and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item of the Consolidated Statements of Operations.
Derivative Financial Instruments
Derivative financial instruments are measured at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of derivative instruments (i.e., gains and losses) depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply

F-14 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. To qualify for hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows of hedged transactions. VF’s hedging practices are described in Note 25, which primarily relate to cash flow hedges. VF does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.
VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, at the inception of a contract and on an ongoing basis, as necessary, VF assesses whether the hedging instruments are highly effective in offsetting the risk of the hedged transactions. When hedging instruments are determined to not be highly effective, hedge accounting treatment is discontinued, and any future changes in fair value of the instruments are recognized immediately in net income (loss). Unrealized gains or losses related to hedging instruments remain in accumulated other comprehensive loss ("OCL") until the hedged forecasted transaction occurs and impacts earnings. If the hedged forecasted transaction is deemed probable of not occurring, any unrealized gains or losses in accumulated OCL are immediately recognized in net income (loss).
VF also uses derivative contracts to manage foreign currency exchange risk on certain assets and liabilities. These contracts are not designated as hedges, and are measured at fair value in the Consolidated Balance Sheets with changes in fair value recognized directly in net income (loss).
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
The Company has licensing agreements for its symbolic intellectual property, some of which include minimum

VF Corporation Fiscal 2024 Form 10-K F-15

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
guaranteed royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees' sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees.
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
Cost of Goods Sold
Cost of goods sold for purchased finished goods includes the purchase costs and related overhead. Overhead includes all costs related to purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, freight, duties, royalties paid to third parties and shrinkage. Cost of goods sold also includes provisions to state inventories at the lower of cost or net realizable value. For product lines with a warranty, a provision for estimated future repair or replacement costs, based on historical and anticipated trends, is recorded when these products are sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $835.8 million, $861.8 million and $840.6 million in the years ended March 2024, 2023 and 2022, respectively. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for certain costs of advertising VF’s products, which totaled $12.7 million, $16.5 million and $16.2 million in the years ended March 2024, 2023 and 2022, respectively. Shipping and handling costs for delivery of products to customers totaled $549.2 million, $637.0 million and $634.2 million in the years ended March 2024, 2023 and 2022, respectively. Expenses related to royalty income were $0.8 million, $0.9 million and $0.9 million in the years ended March 2024, 2023 and 2022, respectively.
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
Income Taxes
Income taxes are provided on pre-tax income (loss) for financial reporting purposes. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the consolidated financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income (loss) and taxable income (loss), and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect the estimated future tax impact of these temporary differences and net operating loss and net capital loss carryforwards, based on tax rates currently enacted for the years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more-likely-than-not to be realized. All deferred tax assets and liabilities are classified as noncurrent in the Consolidated Balance Sheets.
Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits, along with related interest and penalties, appropriately classified as current or noncurrent. VF has evaluated these potential issues under the more-likely-than-not standard of the accounting literature. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized. The provision for income taxes also

F-16 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
includes estimated interest and penalties related to uncertain tax positions.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock units and restricted stock. In periods of a net loss, all potentially dilutive securities are excluded from diluted loss per share, as their inclusion would be anti-dilutive.
Concentration of Risks
VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through various wholesale and direct-to-consumer channels. VF’s ten largest customers accounted for approximately 14% of Fiscal 2024 total revenues. Sales to VF’s largest customer accounted for approximately 2% of Fiscal 2024 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
Legal and Other Contingencies
Management periodically assesses liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable, the estimate of the loss is recorded in the consolidated financial statements. Estimates of losses are adjusted when additional information becomes available or circumstances change. A contingent liability is disclosed when there is at least a reasonable possibility that a material loss may have been incurred.
Reclassifications
Certain prior year amounts have been reclassified to conform with the Fiscal 2024 presentation.
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
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires companies with supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of the financial statements to understand the nature of, activity in, and potential magnitude of the program. The guidance became effective for VF in the first quarter of Fiscal 2024, except for the rollforward information that will be effective for annual periods beginning in Fiscal 2025 on a prospective basis. Early adoption is permitted. The Company adopted the required guidance in the first quarter of Fiscal 2024 and is evaluating the impact of adopting the guidance related to the rollforward information. Refer to Note 12 for disclosures related to the Company's supply chain financing program.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the individual or group identified as the chief operating decision maker ("CODM"). The guidance also requires disclosure of the title and position of the CODM and how reported measures of segment profit or loss are used to assess performance and allocate resources. The guidance will be effective for annual disclosures beginning in Fiscal 2025, and has expanded requirements to include all disclosures about a reportable segment's profit or loss and assets in subsequent interim periods. Early adoption is permitted. The guidance requires retrospective application to all prior periods presented in the financial statements. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The rate reconciliation disclosures will require specific categories and additional information for reconciling items that meet a quantitative threshold. The income taxes paid disclosures will require disaggregation by individual jurisdictions that are greater than 5% of total income taxes paid. The guidance will be effective for annual disclosures beginning in Fiscal 2026. Early adoption is permitted. The amendments are required to be applied on a prospective basis; however, retrospective application is permitted. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.

VF Corporation Fiscal 2024 Form 10-K F-17

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
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
The following table provides information about contract assets and contract liabilities:

(In thousands)	March 2024	March 2023
Contract assets (a)	$2,393	$2,294
Contract liabilities (b)	67,115	62,214
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the year ended March 2024, the Company recognized $253.6 million of revenue, which included the majority of the contract liability balance at the beginning of the year, and amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied during the year, including order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Performance Obligations
As of March 2024, the Company expects to recognize $78.5 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031.
As of March 2024, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Year Ended March 2024
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$3,152,260	$1,579,251	$690,934	$—	$5,422,445
Direct-to-consumer	2,330,390	2,458,475	176,284	—	4,965,149
Royalty	18,749	24,003	24,321	—	67,073
Total	$5,501,399	$4,061,729	$891,539	$—	$10,454,667

Geographic revenues
Americas	$2,498,520	$2,255,982	$710,366	$—	$5,464,868
Europe	2,080,583	1,234,569	113,420	—	3,428,572
Asia-Pacific	922,296	571,178	67,753	—	1,561,227
Total	$5,501,399	$4,061,729	$891,539	$—	$10,454,667

F-18 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024

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
NOTE 3 — DISCONTINUED OPERATIONS

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
On June 28, 2021, VF completed the sale of the Occupational Workwear business. The Company received proceeds of $616.9 million, net of cash sold, resulting in a final after-tax gain on sale of $146.0 million, which was included in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the year ended March 2022.
The results of the Occupational Workwear business were previously reported in the Work segment. The results of the Occupational Workwear business recorded in the income from discontinued operations, net of tax line item in the Consolidated Statement of Operations was income of $170.7 million (including a final after-tax gain on sale of $146.0 million) for the year ended March 2022.

VF Corporation Fiscal 2024 Form 10-K F-19

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Occupational Workwear business that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Year Ended March

(In thousands)	2024 (a)	2023 (a)	2022
Net revenues	$—	$—	$181,424
Cost of goods sold	—	—	117,193
Selling, general and administrative expenses	—	—	38,735
Interest income, net	—	—	194
Other income (expense), net	—	—	6
Income from discontinued operations before income taxes	—	—	25,696
Gain on the sale of discontinued operations before income taxes	—	—	133,970
Total income from discontinued operations before income taxes	—	—	159,666
Income tax benefit (b)	—	—	(11,006)
Income from discontinued operations, net of tax	$—	$—	$170,672
(a)There was no activity during the years ended March 2024 and 2023.
(b)Income tax benefit for the year ended March 2022 included $12.0 million of deferred tax benefit related to capital and other losses realized upon the sale of the Occupational Workwear business.
NOTE 4 — ACCOUNTS RECEIVABLE

(In thousands)	March 2024	March 2023
Trade	$1,227,707	$1,521,975
Other (including royalty)	72,627	116,395
Total accounts receivable	1,300,334	1,638,370
Less allowance for doubtful accounts	26,369	28,075
Accounts receivable, net	$1,273,965	$1,610,295
NOTE 5 — INVENTORIES

(In thousands)	March 2024	March 2023
Finished products	$1,718,676	$2,240,215
Work-in-process	39,539	39,508
Raw materials	8,151	13,067
Total inventories	$1,766,366	$2,292,790

F-20 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
NOTE 6 — OTHER CURRENT ASSETS

(In thousands)	March 2024	March 2023
Prepaid income taxes	$176,821	$114,307
Prepaid expenses	110,943	108,185
Right of return assets	72,105	47,872
Assets held-for-sale	55,082	14,769
Derivative financial instruments (Note 25)	28,701	48,132
Other taxes	28,401	43,712
Investments held for deferred compensation plans (Note 17)	10,771	18,936
Other	29,187	38,824
Other current assets	$512,011	$434,737
NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 2024	March 2023
Land and improvements	$65,886	$69,401
Buildings and improvements	886,158	896,973
Machinery and equipment	1,006,294	1,051,093
Property, plant and equipment, at cost	1,958,338	2,017,467
Less accumulated depreciation and amortization	1,134,452	1,075,027
Property, plant and equipment, net	$823,886	$942,440
NOTE 8 — INTANGIBLE ASSETS

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2024
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$262,084	$187,121	$74,963
Indefinite-lived intangible assets:
Trademarks and trade names					2,553,519
Intangible assets, net					$2,628,482

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2023
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$262,818	$173,916	$88,902
Indefinite-lived intangible assets:
Trademarks and trade names					2,553,919
Intangible assets, net					$2,642,821

VF Corporation Fiscal 2024 Form 10-K F-21

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
VF did not record any intangible asset impairment charges in the years ended March 2024 or March 2022. VF recorded impairment charges of $340.9 million in the year ended March 2023 related to the Supreme® indefinite-lived trademark intangible asset. Refer to Note 24 for additional information on fair value measurements.
Amortization expense for the years ended March 2024, 2023 and 2022 was $13.8 million, $14.1 million and $15.6 million, respectively. Estimated amortization expense for the next five fiscal years is $13.2 million, $12.3 million, $11.8 million, $10.8 million and $9.8 million, respectively.
NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2022	$660,786	$1,619,121	$113,900	$2,393,807
Impairment charges	—	(394,131)	—	(394,131)
Foreign currency translation	(6,999)	(13,746)	(518)	(21,263)
Balance, March 2023	653,787	1,211,244	113,382	1,978,413
Impairment charges	(445,757)	—	(61,809)	(507,566)
Foreign currency translation	(2,162)	(8,198)	(73)	(10,433)
Balance, March 2024	$205,868	$1,203,046	$51,500	$1,460,414

During the year ended March 2024, VF recorded impairment charges of $507.6 million related to the Timberland, Dickies and Icebreaker reporting units. During the fourth quarter of Fiscal 2024, VF performed an impairment analysis of the Timberland reporting unit as a result of a triggering event and recorded impairment charges of $211.7 million. As a result of VF's annual impairment testing of goodwill as of the beginning of the fourth quarter of Fiscal 2024, VF recorded impairment charges of $38.8 million related to the Icebreaker reporting unit. During the third quarter of Fiscal 2024, VF performed interim impairment analyses of the Timberland and Dickies reporting units as a result of triggering events and recorded impairment charges of $195.3 million and $61.8 million, respectively. The Timberland and Icebreaker reporting units are part of the Outdoor segment and the Dickies reporting unit is part of the Work segment. Refer to Note 24 for additional information on fair value measurements.
During the year ended March 2023, VF recorded impairment charges of $394.1 million related to the Supreme reporting unit, which is part of the Active segment. VF did not record any impairment charges in the year ended March 2022 based on the results of its goodwill impairment testing.
Accumulated impairment charges for the Outdoor, Active and Work segments were $769.0 million, $394.1 million and $61.8 million as of March 2024, respectively, and $323.2 million and $394.1 million for the Outdoor and Active segments as of March 2023, respectively.

F-22 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
NOTE 10 — LEASES
The assets and liabilities related to operating and finance leases were as follows:

(In thousands)	Location in Consolidated Balance Sheet	March 2024	March 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,330,361	$1,372,182
Finance lease assets	Property, plant and equipment, net	11,500	12,417
Total lease assets		$1,341,861	$1,384,599

Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$309,444	$332,222
Finance lease liabilities	Current portion of long-term debt	981	951
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,156,858	1,171,941
Finance lease liabilities	Long-term debt	15,178	16,287
Total lease liabilities		$1,482,461	$1,521,401
The components of lease costs were as follows:

	Year Ended March

(In thousands)	2024	2023	2022
Operating lease cost	$426,602	$418,716	$435,637
Finance lease cost – amortization of right-of-use assets	917	917	917
Finance lease cost – interest on lease liabilities	457	486	513
Short-term lease cost	25,256	22,154	17,602
Variable lease cost	132,474	117,189	98,052
Impairment	12,958	—	4,279
Gain recognized from sale-leaseback transaction	—	(13,189)	—
Total lease cost	$598,664	$546,273	$557,000
Supplemental cash flow information related to leases was as follows:

	Year Ended March

(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$441,269	$428,443	$465,249
Operating cash flows – finance leases	457	486	513
Financing cash flows – finance leases	1,079	1,050	1,023
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	361,959	545,856	205,811
Finance leases	—	—	—

VF Corporation Fiscal 2024 Form 10-K F-23

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
Lease terms and discount rates were as follows:

	March 2024	March 2023	March 2022
Weighted average remaining lease term:
Operating leases	6.26 years	6.60 years	6.17 years
Finance leases	12.51 years	13.51 years	14.51 years

Weighted average discount rate:
Operating leases	3.29%	2.61%	1.78%
Finance leases	2.71%	2.71%	2.71%
Maturities of operating and finance lease liabilities for the next five fiscal years and thereafter as of March 2024 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2025	$354,808	$1,408	$356,216
2026	312,351	1,536	313,887
2027	266,884	1,664	268,548
2028	190,088	1,536	191,624
2029	125,901	1,408	127,309
Thereafter	375,946	11,523	387,469
Total lease payments	1,625,978	19,075	1,645,053
Less: present value adjustment	159,676	2,916	162,592
Present value of lease liabilities	$1,466,302	$16,159	$1,482,461
The Company excluded approximately $82.3 million of leases (undiscounted basis) that have not yet commenced. These leases will commence primarily in Fiscal 2025 with lease terms of 1 to 15 years.
NOTE 11 — OTHER ASSETS

(In thousands)	March 2024	March 2023
Deferred income taxes (Note 20)	$389,783	$95,117
Computer software, net of accumulated amortization of: March 2024 - $324,492; March 2023 - $256,414	300,963	348,739
Pension assets (Note 17)	175,110	183,929
Investments held for deferred compensation plans (Note 17)	86,623	120,423
Income taxes receivable and prepaid income taxes	42,993	1,004,289
Other investments	39,764	27,542
Deposits	36,958	42,746
Partnership stores and shop-in-shop costs, net of accumulated amortization of: March 2024 - $91,042; March 2023 - $90,072	26,362	24,743
Derivative financial instruments (Note 25)	3,847	1,556
Other	40,470	52,839
Other assets	$1,142,873	$1,901,923

F-24 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
NOTE 12 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date), are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At March 2024 and 2023, the accounts payable line item in VF's Consolidated Balance Sheets included total outstanding obligations of $485.0 million and $510.9 million, respectively, due to suppliers that are eligible to participate in the SCF program.
NOTE 13 — SHORT-TERM BORROWINGS

(In thousands)	March 2024	March 2023
Commercial paper borrowings	$250,000	$—
International borrowing arrangements	13,938	11,491
Short-term borrowings	$263,938	$11,491

VF maintains a $2.25 billion Global Credit Facility that expires in November 2026. VF may request an unlimited number of one-year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions; however, granting of any extension is at the discretion of the lenders. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. There were no borrowings under the Global Credit Facility during the years ended March 2024 and 2023. Any borrowings under the Global Credit Facility would currently be priced at a credit spread of 122.5 basis points over the appropriate benchmark interest rate based on Term SOFR or the Euro Interbank Offer Rate ("EURIBOR"), plus a credit spread adjustment of 22.5 basis points for Term SOFR, based on the agreement as amended in April 2024. VF is also required to pay a facility fee to the lenders, currently equal to 15 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, as defined in the agreement as amended in April 2024. The calculation of consolidated net indebtedness to consolidated net capitalization ratio permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreement. Additionally, as amended, the consolidated net indebtedness to consolidated net capitalization ratio financial covenant, as of the last day of any fiscal quarter, cannot be greater than 0.70 to 1.00 through the last day of the fiscal quarter ending on or about September 30, 2024, then 0.65 to 1.00 through the last day of the fiscal quarter ending on or about September 30, 2025, and 0.60 to 1.00 thereafter. As of March 2024, VF was in compliance with all covenants.
The Global Credit Facility also supports VF’s global commercial paper program for short-term, seasonal working capital requirements and general corporate purposes. VF’s global commercial paper program allows for borrowings of up to $2.25 billion to the extent it has borrowing capacity under the Global Credit Facility. Outstanding U.S. commercial paper borrowings totaled $250.0 million at March 2024 and had a weighted average interest rate of 6.4%. There were no U.S. commercial paper borrowings as of March 2023. In addition to the U.S. commercial paper program, VF commenced a euro commercial paper borrowing program during the second quarter of Fiscal 2024. As of March 2024, there were no outstanding euro commercial paper borrowings under this program. The Company designates its euro commercial paper borrowings as a net investment hedge of VF's investment in certain foreign operations. Refer to Note 25 for additional information. The Global Credit Facility also had $0.6 million and $7.7 million of outstanding standby letters of credit issued on behalf of VF as of March 2024 and 2023, respectively, leaving approximately $2.0 billion and $2.2 billion as of March 2024 and 2023, respectively, available for borrowing against this facility.
VF has $81.2 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $13.9 million and $11.5 million at March 2024 and 2023, respectively. Borrowings under these arrangements had a weighted average interest rate of 51.6% and 39.1% at March 2024 and 2023, respectively.

VF Corporation Fiscal 2024 Form 10-K F-25

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
NOTE 14 — ACCRUED LIABILITIES

(In thousands)	March 2024	March 2023
Current portion of operating lease liabilities (Note 10)	$309,444	$332,222
Customer discounts and allowances	270,838	220,614
Other taxes	145,226	151,621
Compensation	133,754	141,437
Income taxes	113,288	314,465
Contract liabilities (Note 2)	67,115	62,214
Restructuring (Note 27)	52,465	43,121
Interest	46,398	60,504
Derivative financial instruments (Note 25)	35,578	59,995
Freight, duties and postage	31,801	57,271
Insurance	16,690	15,501
Product warranty claims (Note 16)	12,893	11,308
Deferred compensation (Note 17)	10,771	18,936
Advertising	8,775	41,338
Pension liabilities (Note 17)	6,597	20,727
Other	113,559	122,377
Accrued liabilities	$1,375,192	$1,673,651
NOTE 15 — LONG-TERM DEBT

(In thousands)	March 2024	March 2023
0.625% notes, due September 2023 ("2023 notes")	$—	$923,354
Delayed Draw Term Loan Agreement, due December 2024	999,740	999,269
2.400% notes, due April 2025 ("2025 notes")	748,385	746,933
4.125% notes, due March 2026 ("2026 notes")	536,553	539,121
2.800% notes, due April 2027 ("2027 notes")	497,713	497,029
0.250% notes, due February 2028 ("2028 notes")	535,849	538,923
4.250% notes, due March 2029 ("2029 notes")	534,690	537,809
2.950% notes, due April 2030 ("2030 notes")	744,986	744,246
0.625% notes, due February 2032 ("2032 notes")	531,760	534,763
6.000% notes, due October 2033 ("2033 notes")	272,255	271,869
6.450% notes, due November 2037 ("2037 notes")	284,915	284,765
Finance leases	16,159	17,238
Total long-term debt	5,703,005	6,635,319
Less current portion	1,000,721	924,305
Long-term debt, due beyond one year	$4,702,284	$5,711,014
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

F-26 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
During the third quarter of Fiscal 2023, VF completed two draws under the DDTL Agreement totaling $1.0 billion, all of which will mature in December 2024. In connection with the draws, VF elected a base rate of one-month Term SOFR. The weighted average interest rate at March 2024 and 2023 was 6.30% and 5.73%, respectively.
The DDTL Agreement is subject to restrictive covenants as defined in the amendment as of February 2023.
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
Maturity and Redemption
In September 2023, VF repaid €850.0 million ($907.1 million) in aggregate principal amount of its outstanding 0.625% Senior Notes due in September 2023, in accordance with the terms of the notes.
In December 2021, VF completed an early redemption of $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022. The redemption price was equal to the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at 38.7 basis points, which resulted in a make-whole premium of $3.2 million. Additionally, in connection with the redemption, $0.5 million of unamortized original issue discount and debt issuance costs were recognized. The make-whole premium and amortization were recorded in the loss on debt extinguishment line item in the Consolidated Statement of Operations in the year ended March 2022. In April 2022, VF repaid the remaining $500.0 million in aggregate principal amount of its outstanding 2.050% Senior Notes due April 2022, in accordance with the terms of the notes.
Other Information
All notes, along with any amounts outstanding under the Global Credit Facility (Note 13), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. As of March 2024, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest. The change of control provision applies to all notes, except for the 2033 notes.
VF may redeem its notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 15 basis points for the 2028, 2032 and 2033 notes, 25 basis points for the 2026 and 2037 notes, 30 basis points for the 2029 notes, 35 basis points for the 2025 notes and 40 basis points for the 2027 and 2030 notes, plus accrued interest to the redemption date. In addition, the 2029, 2030 and 2032 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity, the 2027 and 2028 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within two months prior to maturity and the 2025 and 2026 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within one month prior to maturity.
The 2025, 2027 and 2030 notes have a principal balance of $750.0 million, $500.0 million and $750.0 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2025, 2027 and 2030 notes is recorded at an effective annual interest rate of 2.603%, 2.953% and 3.071%, respectively.
The 2026, 2028, 2029 and 2032 notes each have a principal balance of €500.0 million and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2026, 2028, 2029 and 2032 notes is recorded at an effective annual interest rate of 4.339%, 0.388%, 4.409% and 0.789%, respectively. The Company has designated these notes as a net investment hedge of VF's investment in certain foreign operations. Refer to Note 25 for additional information.
The 2033 and 2037 notes have a principal balance of $277.0 million and $286.9 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2033 and 2037 notes is recorded at an effective annual interest rate of 6.19% and 6.57% respectively.
Interest payments are due annually on the 2026, 2028, 2029 and 2032 notes and semiannually on all other notes.

VF Corporation Fiscal 2024 Form 10-K F-27

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
The scheduled payments of long-term debt, excluding finance leases (Note 10), at the end of Fiscal 2024 for the next five fiscal years and thereafter are summarized as follows:

(In thousands)	Notes and Other
2025	$1,000,000
2026	1,289,450
2027	—
2028	1,039,450
2029	539,450
Thereafter	1,853,423
5,721,773
Less unamortized debt discount	15,077
Less unamortized debt issuance costs	19,850
Total long-term debt	5,686,846
Less current portion	999,740
Long-term debt, due beyond one year	$4,687,106
NOTE 16 — OTHER LIABILITIES

(In thousands)	March 2024	March 2023
Income taxes	$356,099	$273,955
Deferred compensation (Note 17)	81,103	77,428
Pension liabilities (Note 17)	78,628	72,825
Product warranty claims	48,373	41,111
Deferred income taxes (Note 20)	10,080	107,546
Derivative financial instruments (Note 25)	4,656	12,658
Other	59,538	65,531
Other liabilities	$638,477	$651,054

VF accrues warranty costs, as cost of goods sold, at the time revenue is recognized. Product warranty costs are estimated based on historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Activity relating to accrued product warranty claims is summarized as follows:

	Year Ended March

(In thousands)	2024	2023	2022
Balance, beginning of year	$52,419	$53,487	$62,087
Accrual for products sold during the year	22,555	11,086	8,815
Repair or replacement costs incurred and other	(13,658)	(12,024)	(17,025)
Currency translation	(50)	(130)	(390)
Balance, end of year	61,266	52,419	53,487
Less current portion (Note 14)	12,893	11,308	11,742
Long-term portion	$48,373	$41,111	$41,745

F-28 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
NOTE 17 — RETIREMENT AND SAVINGS BENEFIT PLANS

VF has various retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.
Defined Benefit Pension Plans
Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time U.S. employees employed before 2005 (the “U.S. qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (the “U.S. nonqualified plan”). VF was in a net funded status at the end of Fiscal 2024. The U.S.
qualified plan is fully funded and the majority of underfunded amounts relate to obligations under the unfunded U.S. nonqualified plan. As of December 31, 2018, the U.S. qualified defined benefit pension plan and supplemental defined benefit pension plan were frozen for all future benefit accruals. The U.S. qualified and nonqualified plans comprise 86% of VF’s total defined benefit plan assets and 81% of VF’s total projected benefit obligations at March 2024, and the remainder relates to non-U.S. defined benefit plans. A March 31 measurement date is used to value plan assets and obligations for all pension plans.
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Year Ended March

(In thousands)	2024	2023	2022
Service cost — benefits earned during the period	$8,924	$10,632	$14,288
Interest cost on projected benefit obligations	47,079	44,732	37,534
Expected return on plan assets	(63,569)	(63,157)	(77,432)
Settlement charges	3,538	93,731	7,466
Amortization of deferred amounts:
Net deferred actuarial losses	16,195	16,395	11,310
Deferred prior service credits	(80)	(453)	(440)
Net periodic pension cost (income)	$12,087	$101,880	$(7,274)
Weighted average actuarial assumptions used to determine pension cost (income):
Discount rate in effect for determining service cost	2.50%	1.42%	0.46%
Discount rate in effect for determining interest cost	4.85%	4.09%	2.16%
Expected long-term return on plan assets	5.99%	5.24%	4.53%
Rate of compensation increase (a)	2.19%	1.95%	2.01%
(a)Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.
VF recorded $3.5 million, $1.9 million and $7.5 million of settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the years ended March 2024, 2023 and 2022, respectively. These settlement charges related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the U.S. nonqualified plan.
Additionally, in the year ended March 2023, VF entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract relating to approximately $330.0 million of the U.S. qualified defined benefit pension plan obligations. The transaction closed on June 30, 2022 and was funded entirely by existing assets of the plan. Under the group annuity contract, Prudential assumed responsibility for benefit payments and annuity administration for approximately 17,700 retirees and beneficiaries. The transaction did not change the amount or timing of monthly retirement benefit payments. VF recorded a $91.8 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations during the year ended March 2023 to recognize the related deferred actuarial losses in accumulated OCL.
The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each period, and the funded status at the end of each period:

VF Corporation Fiscal 2024 Form 10-K F-29

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024

(In thousands)	March 2024	March 2023
Fair value of plan assets, beginning of period	$1,111,710	$1,643,435
Actual return on plan assets	17,332	(146,068)
VF contributions	30,167	22,683
Participant contributions	5,447	5,035
Settlement	—	(328,412)
Benefits paid	(81,150)	(79,865)
Currency translation	1,736	(5,098)
Fair value of plan assets, end of period	1,085,242	1,111,710
Projected benefit obligations, beginning of period	1,021,333	1,557,715
Service cost	8,924	10,632
Interest cost	47,079	44,732
Participant contributions	5,447	5,035
Actuarial gain	(7,518)	(183,536)
Settlement	—	(328,412)
Benefits paid	(81,150)	(79,865)
Plan amendments	(489)	(478)
Currency translation	1,731	(4,490)
Projected benefit obligations, end of period (a)	995,357	1,021,333
Funded status, end of period	$89,885	$90,377
(a)The change in projected benefit obligations in the year ended March 2023 was driven by actuarial gains, primarily as a result of changes in discount rates and the purchase of an irrevocable group annuity contract relating to approximately $330.0 million of the U.S. qualified defined benefit pension plan obligations.
Pension benefits are reported in the Consolidated Balance Sheets as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

(In thousands)	March 2024	March 2023
Amounts included in Consolidated Balance Sheets:
Other assets (Note 11)	$175,110	$183,929
Accrued liabilities (Note 14)	(6,597)	(20,727)
Other liabilities (Note 16)	(78,628)	(72,825)
Funded status	$89,885	$90,377
Accumulated other comprehensive loss, pretax:
Net deferred actuarial losses	$260,512	$241,864
Net deferred prior service credits	(4,290)	(4,286)
Total accumulated other comprehensive loss, pretax	$256,222	$237,578
Accumulated benefit obligations	$976,120	$1,005,159
Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	4.94%	4.89%
Rate of compensation increase (a)	2.11%	2.15%
(a)Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.

F-30 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
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
Deferred actuarial gains and losses are changes in the amount of either the benefit obligation or the value of plan assets resulting from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCL and amortized to pension cost (income) in future years. For the U.S. qualified plan, amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets, and (ii) 20% of projected benefit obligations, are amortized over the expected average life expectancy of all participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. For the U.S. nonqualified plan, amounts in excess of 10% of the pension benefit obligations are amortized on a straight-line basis over the expected average life expectancy of all participants.
Deferred prior service credits related to plan amendments are also recorded in accumulated OCL and amortized to pension cost (income) on a straight-line basis over the average remaining years of service for active employees.
The following provides information for VF's defined benefit plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

(In thousands)	March 2024	March 2023
Projected benefit obligations	$183,329	$186,532
Accumulated benefit obligations	164,092	170,357
Fair value of plan assets	98,104	92,980
The net amount of projected benefit obligations and plan assets for underfunded defined benefit plans was $85.2 million and $93.6 million as of March 2024 and 2023, respectively, and was reported in accrued liabilities and other liabilities in the Consolidated Balance Sheets.

Management’s investment objectives are to invest plan assets in a diversified portfolio of securities to provide long-term growth, minimize the volatility of the value of plan assets relative to plan liabilities, and to ensure plan assets are sufficient to pay the benefit obligations. Investment strategies focus on diversification among multiple asset classes, a balance of long-term investment return at an acceptable level of risk and liquidity to meet benefit payments. The primary objective of the investment strategies is to more closely align plan assets with plan liabilities by utilizing dynamic asset allocation targets dependent upon changes in the plan’s funded ratio, capital market expectations and risk tolerance. The majority of the Company's plan assets relate to the U.S. qualified plan, which generally targets above 90% asset allocation to liability-hedging asset classes, primarily in fixed-income investments.
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

VF Corporation Fiscal 2024 Form 10-K F-31

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
The fair value of investments held by VF’s defined benefit plans at March 2024 and March 2023, by asset class, is summarized below. Refer to Note 24 for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2024
Plan assets
Cash equivalents	$4,428	$4,428	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	2	—	2	—
Insurance contracts	103,362	—	103,362	—
Futures contracts	2,661	2,661	—	—
Total plan assets in the fair value hierarchy	110,453	$7,089	$103,364	$—
Plan assets measured at net asset value
Cash equivalents	87,748
Equity securities:
Domestic	33,510
International	40,933
Fixed income securities:
Corporate and international bonds	751,147
Alternative investments	61,451
Total plan assets measured at net asset value	974,789
Total plan assets	$1,085,242

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2023
Plan assets
Cash equivalents	$983	$983	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	3	—	3	—
Insurance contracts	97,429	—	97,429	—
Futures contracts	6,649	6,649	—	—
Total plan assets in the fair value hierarchy	105,064	$7,632	$97,432	$—
Plan assets measured at net asset value
Cash equivalents	118,114
Equity securities:
Domestic	34,957
International	51,577
Fixed income securities:
Corporate and international bonds	734,455
Alternative investments	67,543
Total plan assets measured at net asset value	1,006,646
Total plan assets	$1,111,710

F-32 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
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
VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF does not currently plan to make any contributions to the U.S. qualified plan during Fiscal 2025, and intends to make approximately $18.8 million of contributions to its other defined benefit plans during Fiscal 2025. The estimated future benefit payments for all of VF’s defined benefit plans, are approximately $66.4 million in Fiscal 2025, $67.2 million in Fiscal 2026, $70.0 million in Fiscal 2027, $69.5 million in Fiscal 2028, $70.9 million in Fiscal 2029 and $361.7 million for Fiscal 2030 through 2034.
Other Retirement and Savings Plans
VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $0.4 million, $0.8 million and $1.3 million in the years ended March 2024, 2023 and 2022, respectively. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At March 2024, VF’s liability to participants under all deferred compensation plans was $91.9 million, of which $10.8 million was recorded in accrued liabilities (Note 14) and $81.1 million was recorded in other liabilities (Note 16).
VF has purchased (i) publicly traded mutual funds in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities, and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At March 2024, the value of investments held for all deferred compensation plans was $97.4 million, of which $10.8 million was recorded in other current assets (Note 6) and $86.6 million was recorded in other assets (Note 11). Realized and unrealized gains and losses on these deferred compensation assets are recorded in compensation expense in the Consolidated Statements of Operations and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.
VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $43.6 million, $42.6 million and $42.0 million in the years ended March 2024, 2023 and 2022, respectively.
NOTE 18 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Common Stock

During the years ended March 2024 and 2023, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. During the year ended March 2022, the Company purchased 4.8 million shares of Common Stock in open market transactions for $350.0 million under its share repurchase program authorized by VF's Board of Directors. These purchases were treated as treasury stock transactions.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. During the year ended March 2022, VF restored 4.8 million treasury shares to an unissued status, after which they were no longer recognized as shares held in treasury. There were no shares held in treasury at the end of March 2024, 2023 or 2022. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings.

VF Corporation Fiscal 2024 Form 10-K F-33

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
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

(In thousands)	March 2024	March 2023
Foreign currency translation and other	$(868,439)	$(859,651)
Defined benefit pension plans	(182,333)	(167,692)
Derivative financial instruments	(13,559)	7,825
Accumulated other comprehensive loss	$(1,064,331)	$(1,019,518)
The changes in accumulated OCL, net of related taxes, were as follows:

(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2021	$(700,173)	$(257,747)	$(51,080)	$(1,009,000)
Other comprehensive income (loss) before reclassifications	(51,459)	13,547	59,753	21,841
Amounts reclassified from accumulated other comprehensive loss	—	13,910	46,670	60,580
Net other comprehensive income (loss)	(51,459)	27,457	106,423	82,421
Balance, March 2022	(751,632)	(230,290)	55,343	(926,579)
Other comprehensive income (loss) before reclassifications	(108,019)	(18,596)	44,979	(81,636)
Amounts reclassified from accumulated other comprehensive loss	—	81,194	(92,497)	(11,303)
Net other comprehensive income (loss)	(108,019)	62,598	(47,518)	(92,939)
Balance, March 2023	(859,651)	(167,692)	7,825	(1,019,518)
Other comprehensive income (loss) before reclassifications	(8,788)	(28,939)	(6,443)	(44,170)
Amounts reclassified from accumulated other comprehensive loss	—	14,298	(14,941)	(643)
Net other comprehensive income (loss)	(8,788)	(14,641)	(21,384)	(44,813)
Balance, March 2024	$(868,439)	$(182,333)	$(13,559)	$(1,064,331)

F-34 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
Reclassifications out of accumulated OCL were as follows:

(In thousands)	Affected Line Item in the Consolidated Statements of Operations	Year Ended March
Details About Accumulated Other Comprehensive Loss Components

		2024	2023	2022
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(16,195)	$(16,395)	$(11,310)
Deferred prior service credits	Other income (expense), net	80	453	440
Pension settlement charges	Other income (expense), net	(3,538)	(93,731)	(7,466)
Total before tax		(19,653)	(109,673)	(18,336)
Tax benefit		5,355	28,479	4,426
Net of tax		(14,298)	(81,194)	(13,910)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(5,004)	(6,843)	(27,382)
Foreign exchange contracts	Cost of goods sold	15,703	120,438	(26,346)
Foreign exchange contracts	Selling, general and administrative expenses	3,437	6,695	(487)
Foreign exchange contracts	Other income (expense), net	(253)	(10,365)	(219)
Interest rate contracts	Interest expense	4,238	235	108
Total before tax		18,121	110,160	(54,326)
Tax (expense) benefit		(3,180)	(17,663)	7,656
Net of tax		14,941	92,497	(46,670)
Total reclassifications for the period, net of tax		$643	$11,303	$(60,580)
NOTE 19 — STOCK-BASED COMPENSATION

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
Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Operations are as follows:

	Year Ended March

(In thousands)	2024	2023	2022
Stock-based compensation cost	$67,332	$60,354	$91,358
Income tax benefits	15,018	13,714	21,917

At the end of March 2024, there was $64.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1.5 years.
At the end of March 2024, there were 5,422,693 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock.

VF Corporation Fiscal 2024 Form 10-K F-35

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024

Stock Options

Stock options are granted with an exercise price equal to the fair market value of VF Common Stock on the date of grant. Employee stock options typically vest and become exercisable in equal annual installments over three years, and compensation cost is recognized ratably over the shorter of the requisite service period or the vesting period. Stock options granted to nonemployee members of VF’s Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

	Year Ended March

	2024	2023	2022
Expected volatility	33% to 54%	30% to 46%	28% to 41%
Weighted average expected volatility	42%	39%	36%
Expected term (in years)	5.9 to 7.8	6.0 to 7.8	6.1 to 7.9
Weighted average dividend yield	3.7%	2.9%	2.6%
Risk-free interest rate	3.80% to 5.50%	1.53% to 4.89%	0.04% to 1.81%
Weighted average fair value at date of grant	$5.74	$13.46	$20.17

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
Stock option activity for the year ended March 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, March 2023	9,051,328	$62.42
Granted	5,869,857	18.10
Exercised	—	—
Forfeited/cancelled	(1,886,645)	44.58
Outstanding, March 2024	13,034,540	$45.04	6.9	$223
Exercisable, March 2024	6,517,404	$64.57	4.8	$—

The total fair value of stock options that vested during the years ended March 2024, 2023 and 2022 was $21.8 million, $23.2 million and $16.6 million, respectively. The total intrinsic value of stock options exercised during the years ended March 2024, 2023 and 2022, was $0.0 million, $0.4 million and $22.9 million, respectively.

F-36 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024

Restricted Stock Units

VF grants performance-based RSUs that enable employees to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two and one-quarter shares of VF Common Stock. The number of shares earned by participants, if any, is based on achievement of three-year financial and relative total shareholder return ("TSR") targets set by the Talent and Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period.
For performance-based RSUs granted in Fiscal 2024 and 2023, the financial targets include 50% weighting based on VF's revenue growth and 50% weighting based on VF's gross margin performance over the three-year period compared to financial targets. Furthermore, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's TSR over the three-year period compares to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index, resulting in a maximum payout of 225% of the target award. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $0.35 and $3.46 per share for the performance-based RSU grants in the years ended March 2024 and 2023, respectively.
For performance-based RSUs granted in Fiscal 2022, the financial targets include 50% weighting based on VF's revenue growth over the three-year period compared to a group of industry peers and 50% weighting based on VF's TSR over the three-year period compared to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index. The grant date fair value of the TSR portion of the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $101.56 per share. Additionally, the actual number of performance-based RSUs earned may be adjusted upward or downward by 25% of the target award, based on VF's gross margin performance over the three-year period, resulting in a maximum payout of 225% of the target award.
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
RSU activity for the year ended March 2024 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding (a)	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, March 2023	863,928	$69.92	1,578,040	$50.85
Granted	709,338	18.29	3,586,940	17.09
Issued as Common Stock	(13,033)	70.86	(363,353)	59.41
Forfeited/cancelled (b)	(427,911)	63.12	(496,331)	26.95
Outstanding, March 2024	1,132,322	$40.14	4,305,296	$24.68
Vested, March 2024	515,967	$58.63	338,605	$25.44
(a)Reflects activity at target level of awards and has not been adjusted for performance and market conditions, except for awards issued during the period.
(b)Includes adjustment for performance and market conditions for awards issued during the period.

The weighted average fair value of performance-based RSUs granted during the years ended March 2024 and March 2023 was $18.29 and $45.23 per share, respectively, based on the fair market value of the underlying VF Common Stock on each grant date. The weighted average fair value of performance-based RSUs granted during the year ended March 2022 was $89.65 per share, based on the weighting of the TSR and the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2024 was $17.4 million. Awards earned and vested for the three-year performance period ended in March 2023 and distributed in early Fiscal 2024 totaled 13,033 shares of VF Common Stock having a value of $0.3 million. Similarly, 92,848 shares of VF Common Stock having a value of $4.4 million were earned for the performance period ended in March 2022 and distributed in early Fiscal 2023.
The weighted average fair value of nonperformance-based RSUs granted during the years ended March 2024, 2023 and 2022 was $17.09, $38.31 and $75.29 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2024 was $66.0 million.

VF Corporation Fiscal 2024 Form 10-K F-37

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024

Restricted Stock

VF grants restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the fair market value of VF Common Stock at the grant date, is recognized ratably over the vesting period. Restricted shares vest over periods of up to four years from the date of grant. Dividends accumulate in the form of additional restricted shares and are subject to the same risk of forfeiture as the restricted stock. Restricted stock activity during Fiscal 2024 included vesting of a portion of the shares of VF Common Stock deposited in escrow in connection with the Supreme acquisition, which for accounting purposes, are considered stock-based compensation.
Restricted stock activity for the year ended March 2024 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, March 2023	598,135	$67.17
Granted	—	—
Dividend equivalents	8,696	18.41
Vested	(248,590)	78.06
Forfeited	(95,158)	37.78
Nonvested shares, March 2024	263,083	$65.90

Nonvested shares of restricted stock had a market value of $4.0 million at the end of March 2024. The market value of the shares that vested during the years ended March 2024, 2023 and 2022 was $4.7 million, $11.1 million and $5.0 million, respectively.
NOTE 20 — INCOME TAXES
The provision for income taxes was computed based on the following amounts of income from continuing operations before income taxes:

	Year Ended March

(In thousands)	2024	2023	2022
Domestic	$(970,325)	$(885,562)	$518,386
Foreign	736,640	928,849	1,004,864
Income (loss) before income taxes	$(233,685)	$43,287	$1,523,250
The provision for income taxes consisted of:

	Year Ended March

(In thousands)	2024	2023	2022
Current:
Federal	$236,135	$(114,772)	$231,469
Foreign	759,679	106,192	196,540
State	134,483	(13,163)	36,461
	1,130,297	(21,743)	464,470
Deferred:
Federal and state	(316,470)	(46,677)	(177,381)
Foreign	(78,630)	(6,877)	19,892
	(395,100)	(53,554)	(157,489)
Income tax expense (benefit)	$735,197	$(75,297)	$306,981

F-38 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense (benefit) reported in the consolidated financial statements are as follows:

	Year Ended March

(In thousands)	2024	2023	2022
Tax at federal statutory rate	$(49,074)	$9,090	$319,882
State income taxes, net of federal tax benefit	(28,867)	(17,301)	16,641
Foreign rate differences	54,941	(38,609)	(62,928)
Tax reform	—	(94,877)	67,358
Tax litigation	691,053	—	—
Goodwill impairment	55,076	74,624	—
Stock compensation	3,908	2,304	(1,977)
Non-taxable contingent consideration adjustments	—	—	(28,090)
Interest on tax receivable	11,972	(11,972)	—
Other	(3,812)	1,444	(3,905)
Income tax expense (benefit)	$735,197	$(75,297)	$306,981

Income tax expense (benefit) includes tax benefits of $34.7 million, $10.6 million and $2.2 million in the years ended March 2024, 2023 and 2022, respectively, from other favorable audit outcomes on certain tax matters and from expiration of statutes of limitations. Income tax expense (benefit) in the year ended March 2023 also includes a $94.9 million favorable adjustment to VF’s transition tax liability under the U.S. Tax Act pursuant to the Internal Revenue Service ("IRS") examinations for tax year 2017 and short-tax year 2018.
On May 19, 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Act"). In Fiscal 2022, $67.4 million net tax expense was recorded due to changes to the related deferred tax assets.
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
In addition, VF has been granted a lower effective income tax rate on taxable earnings in one foreign jurisdiction that will expire in March 2026. This lower rate, when compared with the country statutory rate, resulted in income tax reductions of $44.2 million ($0.11 per diluted share) in the year ended March 2024, $57.8 million ($0.15 per diluted share) in the year ended March 2023 and $0.4 million ($0.00 per diluted share) in the year ended March 2022.

VF Corporation Fiscal 2024 Form 10-K F-39

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
Deferred income tax assets and liabilities consisted of the following:

(In thousands)	March 2024	March 2023
Deferred income tax assets:
Inventories	$88,299	$74,395
Depreciation and capitalized research and development	12,785	—
Deferred compensation	19,904	24,557
Stock compensation	26,961	27,589
Operating lease liabilities	352,821	361,676
Other employee benefits	3,170	—
Other accrued expenses	117,689	109,050
Interest expense limitation carryforward	143,077	3,932
Capital loss carryforwards	153,789	166,587
Operating loss and credit carryforwards	557,272	331,167
Gross deferred income tax assets	1,475,767	1,098,953
Valuation allowances	(436,047)	(424,932)
Net deferred income tax assets	1,039,720	674,021
Deferred income tax liabilities:
Depreciation and capitalized research and development	—	26,303
Intangible assets	120,682	277,473
Operating lease right-of-use assets	320,896	330,235
Other employee benefits	—	3,707
Outside basis difference in subsidiaries	216,215	46,690
Other deferred tax liabilities	2,224	2,042
Deferred income tax liabilities	660,017	686,450
Net deferred income tax assets (liabilities)	$379,703	$(12,429)
Amounts included in the Consolidated Balance Sheets:
Other assets (Note 11)	$389,783	$95,117
Other liabilities (Note 16)	(10,080)	(107,546)
	$379,703	$(12,429)

At the end of Fiscal 2024, the Company is not asserting indefinite reinvestment with regards to short-term liquid assets of its foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested. The Company has not determined the deferred tax liability associated with these undistributed earnings and basis differences, as such determination is not practicable.
VF has potential tax benefits totaling $453.4 million for foreign operating loss carryforwards, of which $86.3 million have an unlimited carryforward life. There are $153.8 million of potential tax benefits for capital loss carryforwards that begin to expire in 2026 and $48.7 million of foreign tax credit carryforwards that begin to expire in 2030 and $5.3 million of general business credit carryforwards that begin to expire in 2044. Additionally, there are $49.9 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2025 and 2040.
A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $218.1 million for available foreign operating loss carryforwards, $150.3 million for available capital loss carryforwards, $48.7 million for foreign tax credit carryforwards, $18.2 million for available state operating loss and credit carryforwards, and $0.7 million for other foreign deferred income tax assets. During Fiscal 2024, VF had a net decrease in valuation allowances of $1.2 million related to capital loss carryforwards, a net increase of $48.7 million related to foreign tax credit carryforwards, a net increase of $8.2 million related to state operating loss and credit carryforwards and a decrease of $44.6 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects.

F-40 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, March 2021	$223,010	$38,141	$261,151
Additions for current year tax positions	28,098	—	28,098
Additions for prior year tax positions (a)	112,850	32,642	145,492
Reductions for prior year tax positions	(895)	(532)	(1,427)
Reductions due to statute expirations	(5,803)	(840)	(6,643)
Payments in settlement	(21,278)	(730)	(22,008)
Decrease due to divestiture	(506)	(340)	(846)
Currency translation	186	(43)	143
Balance, March 2022	335,662	68,298	403,960
Additions for current year tax positions	22,319	—	22,319
Additions for prior year tax positions	13,324	20,577	33,901
Reductions for prior year tax positions	(3,747)	(951)	(4,698)
Reductions due to statute expirations	(15,369)	(1,699)	(17,068)
Payments in settlement	(3,847)	(1,608)	(5,455)
Currency translation	(172)	(10)	(182)
Balance, March 2023	348,170	84,607	432,777
Additions for current year tax positions	15,982	—	15,982
Additions for prior year tax positions (b)	165,426	78,133	243,559
Reductions for prior year tax positions	(36,943)	(3,809)	(40,752)
Reductions due to statute expirations	(1,436)	(383)	(1,819)
Payments in settlement (c)	(210,874)	(74,659)	(285,533)
Currency translation	(11)	(4)	(15)
Balance, March 2024	$280,314	$83,885	$364,199
(a)The year ended March 2022 included an increase resulting from updated estimates related to intellectual property transfers completed in a prior period.
(b)The year ended March 2024 includes an increase due to uncertainty in the application of court decisions upheld upon appeal.
(c)The year ended March 2024 includes a settlement with the tax authorities related to intellectual property transfers completed in a prior period.

(In thousands)	March 2024	March 2023
Amounts included in the Consolidated Balance Sheets (a):
Unrecognized income tax benefits, including interest and penalties	$364,199	$432,777
Less deferred tax benefits	61,368	135,175
Total unrecognized tax benefits	$302,831	$297,602
(a)Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.

The unrecognized tax benefits of $302.8 million at the end of Fiscal 2024, if recognized, would reduce the annual effective tax rate.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2015 have been effectively settled.
As previously reported, VF petitioned the U.S. Tax Court (the "Tax Court") to resolve an IRS dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argued that all such income should have been immediately included in 2011, VF reported periodic income inclusions in subsequent tax years. In Fiscal 2023, the Tax Court issued its final decision in favor of the IRS, which was appealed by VF. On October 19, 2022, VF paid

VF Corporation Fiscal 2024 Form 10-K F-41

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
$875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable and began to accrue interest income. These amounts were included in the other assets line item in VF's Consolidated Balance Sheet, based on our assessment of the position under the more-likely-than-not standard of the accounting literature. On September 8, 2023, the U.S. Court of Appeals for the First Circuit (“Appeals Court”) upheld the Tax Court’s decision in favor of the IRS. As a result of the Appeals Court decision, VF determined that its position no longer met the more-likely-than-not threshold, and thus wrote off the related income tax receivable and associated interest and recorded $690.0 million of income tax expense in the second quarter of Fiscal 2024. This amount included the reversal of $19.6 million of interest income, of which $7.5 million was recorded in the first quarter of Fiscal 2024. This amount reflects the total estimated net impact to VF’s tax expense, which includes the expected reduction in taxes paid on the periodic inclusions that VF has reported, release of related deferred tax liabilities, and consideration of indirect tax effects resulting from the decision. The estimated impact is subject to future adjustments based on finalization with tax authorities.
In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $4.6 million within the next 12 months due to settlement of audits and expiration of statutes of limitations of which $1.6 million would reduce income tax expense.
NOTE 21 — REPORTABLE SEGMENT INFORMATION

VF's President and Chief Executive Officer, who is considered the Company's CODM, allocates resources and assesses performance based on a global brand view which represents VF's operating segments. The operating segments have been evaluated and combined into reportable segments because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. Based on this assessment, the Company's reportable segments have been identified as: Outdoor, Active and Work.
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

F-42 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
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
Segment assets, for internal management purposes, are those used directly in or resulting from the operations of each business, which are accounts receivable and inventories. Segment assets included in the Other category represent balances primarily related to corporate activities, and are provided for purposes of reconciliation as the Other category is not considered a reportable segment. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM at the segment level.
Financial information for VF’s reportable segments is as follows:

	Year Ended March

(In thousands)	2024	2023	2022
Segment revenues:
Outdoor	$5,501,399	$5,647,526	$5,327,568
Active	4,061,729	4,904,622	5,380,338
Work	891,539	1,060,179	1,133,149
Other	—	148	785
Total segment revenues	$10,454,667	$11,612,475	$11,841,840
Segment profit (loss):
Outdoor	$602,708	$785,431	$795,523
Active (a)	352,248	654,691	979,746
Work	17,647	121,157	193,492
Other	—	(536)	(586)
Total segment profit	972,603	1,560,743	1,968,175
Impairment of goodwill and indefinite-lived intangible assets	(507,566)	(735,009)	—
Corporate and other expenses	(475,314)	(617,815)	(309,817)
Interest expense, net	(223,408)	(164,632)	(131,463)
Loss on debt extinguishment	—	—	(3,645)
Income (loss) from continuing operations before income taxes	$(233,685)	$43,287	$1,523,250
(a)Includes legal settlement gains of $29.1 million in the year ended March 2024.

VF Corporation Fiscal 2024 Form 10-K F-43

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024

(In thousands)	March 2024	March 2023
Segment assets:
Outdoor	$1,544,364	$1,936,090
Active	1,034,714	1,341,142
Work	452,384	610,798
Other	8,869	15,055
Total segment assets	3,040,331	3,903,085
Cash and equivalents	674,605	814,887
Property, plant and equipment, net	823,886	942,440
Intangible assets and goodwill	4,088,896	4,621,234
Operating lease right-of-use assets	1,330,361	1,372,182
Other assets	1,654,884	2,336,660
Consolidated assets	$11,612,963	$13,990,488

	Year Ended March

(In thousands)	2024	2023	2022
Depreciation, amortization and other asset write-downs:
Outdoor	$103,586	$94,448	$95,860
Active	93,587	81,106	87,235
Work	13,620	12,524	14,439
Other	108,411	74,246	69,401
	$319,204	$262,324	$266,935
Supplemental information (with revenues by geographic area primarily based on the origin of the shipment) is as follows:

	Year Ended March

(In thousands)	2024	2023	2022
Total revenues:
U.S.	$4,843,098	$6,043,359	$6,178,300
Foreign	5,611,569	5,569,116	5,663,540
	$10,454,667	$11,612,475	$11,841,840
Property, plant and equipment:
U.S.	$596,387	$707,035
Foreign	227,499	235,405
	$823,886	$942,440
No single customer accounted for 10% or more of the Company’s total revenues in the years ended March 2024, 2023 and 2022.

F-44 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
NOTE 22 — COMMITMENTS

VF is obligated under noncancelable operating leases. Refer to Note 10 for additional information related to future lease payments.
In the ordinary course of business, VF has entered into purchase commitments for finished products and raw materials. Total payments required under these agreements, which primarily relate to finished products, are $2.3 billion, $73.2 million and $3.0 million for Fiscal 2025 through 2027, respectively, and no commitments thereafter.
VF has entered into commitments for (i) capital spending, (ii) service and maintenance agreements related to its management information systems, and (iii) other obligations. Future payments under these agreements are $128.7 million, $80.6 million, $41.5 million, $6.6 million and $0.8 million for Fiscal 2025 through 2029, respectively, and no commitments thereafter.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $106.3 million as of March 2024. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.
NOTE 23 — EARNINGS (LOSS) PER SHARE

	Year Ended March

(In thousands, except per share amounts)	2024	2023	2022
Earnings (loss) per share — basic:
Income (loss) from continuing operations	$(968,882)	$118,584	$1,216,269
Weighted average common shares outstanding	388,360	387,763	390,291
Earnings (loss) per share from continuing operations	$(2.49)	$0.31	$3.12
Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$(968,882)	$118,584	$1,216,269
Weighted average common shares outstanding	388,360	387,763	390,291
Incremental shares from stock options and other dilutive securities	—	607	2,120
Adjusted weighted average common shares outstanding	388,360	388,370	392,411
Earnings (loss) per share from continuing operations	$(2.49)	$0.31	$3.10

In the year ended March 2024, the dilutive impacts of all outstanding stock options and other dilutive securities were excluded from dilutive shares as a result of the Company's net loss for the period and, as such, their inclusion would have been anti-dilutive. As a result, a total of 19.0 million potentially dilutive shares related to stock options and other dilutive securities were excluded from the diluted loss per share calculation for the year ended March 2024.
Outstanding stock options and other dilutive securities of approximately 9.7 million and 3.3 million shares were excluded from the calculations of diluted earnings per share for the years ended March 2023 and 2022, respectively, because the effect of their inclusion would have been anti-dilutive to those years. In addition, 0.6 million and 0.5 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the years ended March 2023 and 2022, respectively, because these units were not considered to be contingent outstanding shares in those years.
NOTE 24 — FAIR VALUE MEASUREMENTS

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

VF Corporation Fiscal 2024 Form 10-K F-45

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024

RECURRING FAIR VALUE MEASUREMENTS
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2024
Financial assets:
Cash equivalents:
Money market funds	$171,931	$171,931	$—	$—
Time deposits	54,853	54,853	—	—
Derivative financial instruments	32,548	—	32,548	—
Deferred compensation and other	95,236	95,236	—	—
Financial liabilities:
Derivative financial instruments	40,234	—	40,234	—
Deferred compensation	90,804	—	90,804	—
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2023
Financial assets:
Cash equivalents:
Money market funds	$418,304	$418,304	$—	$—
Time deposits	21,233	21,233	—	—
Derivative financial instruments	49,688	—	49,688	—
Deferred compensation and other	99,200	99,200	—	—
Financial liabilities:
Derivative financial instruments	72,653	—	72,653	—
Deferred compensation	96,364	—	96,364	—
(a)There were no transfers among the levels within the fair value hierarchy during the years ended March 2024 or 2023.

VF’s cash equivalents include money market funds and time deposits with maturities within three months of their purchase dates, that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts and interest rate swap contracts, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and interest rate forward curves, and considers the credit risk of the Company and its counterparties. VF’s deferred compensation assets primarily represent investments held within plan trusts as an economic hedge of the related deferred compensation liabilities (Note 17). These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
In connection with the Supreme acquisition on December 28, 2020, the fair value of the related contingent consideration liability was initially estimated at $207.0 million (Level 3). During Fiscal 2022, the contingent consideration liability was remeasured at fair value based on the probability-weighted present value of various future cash payment outcomes resulting from the estimated achievement levels of the financial targets, with changes of $150.0 million recognized in the selling, general and administrative expenses line item in the Consolidated Statement of Operations in the year ended March 2022. As of March 2022, the estimated fair value of the contingent consideration liability was $57.0 million and was paid during Fiscal 2023.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2024 and 2023, their carrying values approximated their fair values. Additionally, at March 2024 and 2023, the carrying values of VF’s long-term debt, including the current portion, were $5,703.0 million and $6,635.3 million, respectively, compared with fair values of $5,263.3 million and $6,244.4 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

F-46 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024

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
The Company recorded $39.4 million, $3.0 million and $6.4 million of impairments in the years ended March 2024, 2023 and
2022, respectively, related to retail store assets, lease right-of-use assets and other fixed assets. These impairments were recorded in the selling, general and administrative expenses line item in the Consolidated Statements of Operations.
The Company recorded $507.6 million and $735.0 million of impairments in the years ended March 2024 and 2023, respectively, related to goodwill and indefinite-lived trademark intangible assets. No impairment charges of goodwill or indefinite-lived trademark intangible assets were recorded in the year ended March 2022. Refer to additional discussion of management's goodwill and indefinite-lived intangible asset impairment testing below.

Fiscal 2024 Goodwill and Intangible Asset Impairment Testing

Timberland Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
During the third quarter of Fiscal 2024, management determined that the recent downturn in the Timberland financial results, combined with a downward revision to the latest Fiscal 2024 forecast and forward-looking financial projections, was a triggering event that required management to perform a quantitative impairment analysis of both the Timberland reporting unit goodwill, which includes the Timberland® brand, and the Timberland indefinite-lived trademark intangible asset, which includes both the Timberland® and Timberland PRO® brands. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the testing date were $407.9 million and $999.5 million, respectively. As a result of the impairment testing performed, VF recorded a goodwill impairment charge of $195.3 million in the third quarter of Fiscal 2024 to write down the Timberland reporting unit carrying value to its estimated fair value. No impairment charge was recorded on the indefinite-lived trademark intangible asset. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount.
During the fourth quarter of Fiscal 2024, management determined that the continued downturn in Timberland financial results and weakness in the wholesale channel, combined with expectations of a slower recovery, was a triggering event that required management to perform a quantitative impairment analysis of both the Timberland reporting unit goodwill and indefinite-lived trademark intangible asset. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the testing date were $211.7 million and $999.5 million, respectively. As a result of the impairment testing performed, management concluded that the Timberland reporting unit goodwill was fully impaired and thus recorded an additional impairment charge of $211.7 million in the Consolidated Statement of Operations for the year ended March 2024. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by 14%.
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
Key assumptions developed by management and used in the quantitative analysis of the Timberland reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows that considered recent actual results lower than previous internal forecasts, slower recovery from the recent downturn, with moderate revenue growth and profitability improvement throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for the brand and similar VF brands; and,
•Market-based discount rates.
The valuation model used by management in the indefinite-lived trademark intangible asset impairment testing assumes recovery from the recent downturn in the brand's operating results and the return to revenue growth over the projection period. If the brand is unable to achieve the financial projections, an impairment of the indefinite-lived trademark intangible asset could occur in the future.
Management performed a sensitivity analysis on the impairment model used to test the Timberland indefinite-lived trademark intangible asset. In doing so, management determined that a 40% decrease in the annual growth rate assumption for revenues used in the projections, combined with a 100 basis point increase in the discount rate used in the relief-from-royalty model resulted in the estimated fair value of the

VF Corporation Fiscal 2024 Form 10-K F-47

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
indefinite-lived trademark intangible asset to be below its carrying value, which would result in impairment.
Dickies Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
During the second quarter of Fiscal 2024, management determined that the recent downturn in the Dickies historical financial results, combined with a downward revision to the latest Fiscal 2024 forecast, was a triggering event that required management to perform a quantitative impairment analysis of both the Dickies reporting unit goodwill and the Dickies indefinite-lived trademark intangible asset. Based on the analysis, management concluded that both the goodwill and indefinite-lived intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 8%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the testing date were $61.2 million and $290.0 million, respectively.
During the third quarter of Fiscal 2024, management determined that the continued downturn in the Dickies financial results, weakness in certain key U.S. wholesale customer accounts, including lost product placement, and weakness in certain international markets, combined with expectations of a slower recovery, which have resulted in further reductions to the financial projections, was a triggering event that required management to perform a quantitative impairment analysis of both the Dickies reporting unit goodwill and the Dickies indefinite-lived trademark intangible asset. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the testing date were $61.8 million and $290.0 million, respectively. Based on the analysis, management concluded that the Dickies reporting unit goodwill was fully impaired and thus recorded an impairment charge of $61.8 million in the third quarter of Fiscal 2024. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by a significant amount.
During the fourth quarter of Fiscal 2024, management determined that the overall weakness in the Dickies business and financial results, was a triggering event that required management to perform a quantitative impairment analysis of the Dickies indefinite-lived trademark intangible asset. The carrying value of the indefinite-lived trademark intangible asset at the testing date was $290.0 million. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by 16%.
The Dickies reporting unit is included in the Work reportable segment.
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
•Royalty rates based on market data as well as active license agreements for the brand and similar VF brands; and,
•Market-based discount rates.
The valuation model used by management in the indefinite-lived trademark intangible asset impairment testing assumes recovery from the recent downturn in the brand's operating results and the return to revenue growth over the projection period. If the brand is unable to achieve the financial projections, an impairment of the indefinite-lived trademark intangible asset could occur in the future.
Management performed a sensitivity analysis on the impairment model used to test the Dickies indefinite-lived trademark intangible asset. In doing so, management determined that a 50% decrease in the annual growth rate assumption for revenues used in the projections, combined with a 200 basis point increase in the discount rate used in the relief-from-royalty model resulted in the estimated fair value of the indefinite-lived trademark intangible asset to be below its carrying value, which would result in impairment.
Icebreaker Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2024, management performed a quantitative impairment analysis of the Icebreaker reporting unit goodwill and indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on results from management's prior testing, combined with a downward revision to the latest Fiscal 2024 forecast and forward-looking financial projections. The carrying values of the Icebreaker reporting unit goodwill and indefinite-lived trademark intangible asset at the testing date were $81.2 million and $62.1 million, respectively. As a result of the annual impairment testing, VF recorded a goodwill impairment charge of $38.8 million in the Consolidated Statement of Operations for the year ended March 2024. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by a significant amount.

F-48 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
The Icebreaker reporting unit is included in the Outdoor reportable segment.
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
Key assumptions developed by management and used in the quantitative analysis of the Icebreaker reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including a base year that considered recent actual results lower than previous internal forecasts, slower recovery from the recent downturn, with moderate revenue growth and improved profitability throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for similar VF brands; and,
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results and the return to revenue growth and improved profitability over the projection period. If the brand is unable to achieve the financial projections, additional impairment of the reporting unit goodwill or impairment of the indefinite-lived trademark intangible asset could occur in the future.
Supreme Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2024, management performed a quantitative impairment analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on the impairment results from management's prior year testing and the overall significance of the related assets. Based on the analysis, management concluded the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 8%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by 3%. The carrying values of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset at the testing date were $819.7 million and $852.0 million, respectively.
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
Key assumptions developed by management and used in the quantitative analysis of the Supreme reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows that are comparable to those used in the prior year testing, as the brand is executing on its strategy and delivered strong profitability growth in the current year, with moderate revenue growth and a continued improvement in profitability throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements with similar VF brands;
•Market-based discount rates that are slightly lower than prior testing due to overall market conditions; and,
•Market approach reflecting improved recent historical financial measures for Supreme.
The valuation model used by management in the impairment testing assumes continued recovery in the brand's operating results with revenue growth and improved profitability over the projection period. If the brand is unable to achieve the financial projections, additional impairment of the reporting unit goodwill and indefinite-lived trademark intangible asset could occur in the future.
Management performed a sensitivity analysis on the impairment models used to test the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. In doing so, management determined that individual changes of either a 20% reduction in the annual growth assumption for earnings before interest, taxes, depreciation and amortization (“EBITDA”) used in the projections, or a 100 basis point increase in the discount rate used in the discounted cash flow model resulted in the estimated fair value of the reporting unit to be below its carrying value, which would result in goodwill impairment. Management also determined that individual changes of either a 10% decrease in the annual growth rate assumption for revenues used in the projections, or a 50 basis point increase in the discount rate used in the relief-from-royalty model resulted in the estimated fair value of the indefinite-lived trademark intangible asset to be below its carrying value, which would result in impairment.
Timberland PRO Reporting Unit Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2024, management performed a

VF Corporation Fiscal 2024 Form 10-K F-49

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
quantitative impairment analysis of the Timberland PRO reporting unit goodwill. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on current year declines in revenue and segment profit and reductions to recent financial projections. Based on the analysis, management concluded the Timberland PRO reporting unit goodwill was not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 17%. The carrying value of the Timberland PRO reporting unit goodwill at the testing date was $51.5 million.
The Timberland PRO reporting unit is included in the Work reportable segment.
Management's revenue and profitability forecasts used in the Timberland PRO reporting unit valuation considered recent and historical performance, strategic initiatives, industry trends and macroeconomic factors. Assumptions used in the valuation were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Timberland PRO reporting unit include:
•Financial projections and future cash flows, including the current year that considered actual results lower than previous internal forecasts, with recovery expected to begin next fiscal year driven by revenue growth and improved profitability throughout the forecast period that reflects the long-term strategy for the business and is in-line with historical financial results, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rate assumption consistent with that used in the Timberland reporting unit analysis; and,
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results and the return to revenue growth and improved profitability over the projection period. If the brand is unable to achieve the financial projections, an impairment of the reporting unit goodwill could occur in the future.
Management performed a sensitivity analysis on the impairment model used to test the Timberland PRO reporting unit goodwill. In doing so, management determined that individual changes of either a 20% reduction in the annual growth assumption for EBITDA used in the projections, or a 200 basis point increase in the discount rate used in the discounted cash flow model resulted in the estimated fair value of the reporting unit to be below its carrying value, which would result in goodwill impairment.
Altra Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2024, management performed a quantitative impairment analysis of the Altra reporting unit goodwill and indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on results from management's prior testing, combined with recent actual segment profit margins lower than previous internal forecasts. Based on the analysis, management concluded the Altra reporting unit goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 15%. The estimated fair value of the indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount. The carrying values of the Altra reporting unit goodwill and indefinite-lived trademark intangible asset at the testing date were $61.7 million and $46.4 million, respectively.
The Altra reporting unit is included in the Outdoor reportable segment.
Management's revenue and profitability forecasts used in the Altra reporting unit and indefinite-lived trademark intangible asset valuations considered recent and historical performance, strategic initiatives, industry trends and macroeconomic factors. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Altra reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including a base year that considered recent actual results lower than previous internal forecasts, with consistent revenue growth and improved profitability throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for other VF brands; and,
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
Management performed a sensitivity analysis on the impairment model used to test the Altra reporting unit goodwill. In doing so, management determined that individual changes of either a 10% reduction in the annual growth assumption for EBITDA used in

F-50 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
the projections, or a 200 basis point increase in the discount rate used in the discounted cash flow model resulted in the estimated fair value of the reporting unit to be below its carrying value, which would result in goodwill impairment.
Smartwool Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2024, management performed a quantitative impairment analysis of the Smartwool reporting unit goodwill and indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on current year declines in revenue and segment profit and reductions to recent financial projections, combined with recent actual segment profit margins lower than previous internal forecasts. Based on the analysis, management concluded the Smartwool reporting unit goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by a significant amount. The estimated fair value of the indefinite-lived trademark intangible asset also exceeded its carrying value by a significant amount. The carrying values of the Smartwool reporting unit goodwill and indefinite-lived trademark intangible asset at the testing date were $53.5 million and $75.4 million, respectively.
The Smartwool reporting unit is included in the Outdoor reportable segment.
Management's revenue and profitability forecasts used in the Smartwool reporting unit and indefinite-lived trademark intangible asset valuations considered recent and historical performance, strategic initiatives, industry trends and macroeconomic factors. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Smartwool reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including a base year that considered recent actual results lower than previous internal forecasts, continued near-term weakness in the wholesale channel, moderate revenue growth and improved profitability throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for other VF brands; and,
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
Indefinite-Lived Intangible Assets - Significant Assumptions
The impairment testing of indefinite-lived trademark intangible assets during Fiscal 2024 used significant unobservable inputs to estimate fair values. The discount rates used in the testing ranged from 12.0% to 18.5%, with a weighted average of 14.2% based on relative fair value. The royalty rates used in the testing ranged from 4.0% to 10.0%, with a weighted average of 7.0% based on relative fair value. The long-term revenue growth rates used in the testing ranged from 2.0% to 3.5%, with a weighted average of 2.3% based on relative fair value.
Other Reporting Units and Indefinite-Lived Intangible Assets - Qualitative Impairment Analysis
For the remaining reporting units and indefinite-lived intangible assets, VF elected to perform a qualitative assessment during the annual goodwill and indefinite-lived intangible asset impairment testing, as of the beginning of the fourth quarter of Fiscal 2024, to determine whether it was more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible assets subject to qualitative assessment at the testing date were $443.5 million and $522.3 million, respectively. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results and performance versus management's plans, (ii) financial outlook based on the latest internal financial plan, (iii) changes in the reporting unit carrying value since prior year and the amounts relative to the size of the respective business, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate and foreign exchange rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded it was more likely than not that the carrying values of the goodwill and indefinite-lived trademark intangible assets were less than their fair values, and that further quantitative testing was not necessary.

Fiscal 2023 Goodwill and Intangible Asset Impairment Testing

Supreme Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
During the second quarter of Fiscal 2023, due to continued increases in the federal funds rate and strengthening of the U.S. dollar relative to other currencies, management performed a quantitative impairment analysis of both the Supreme reporting unit goodwill and the indefinite-lived trademark intangible asset. The carrying values of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset at the testing date were $1.21 billion and $1.19 billion, respectively. As a result of

VF Corporation Fiscal 2024 Form 10-K F-51

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
the interim impairment testing performed, VF recorded impairment charges of $229.0 million and $192.9 million related to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively, in the Consolidated Statement of Operations for the year ended March 2023.
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
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2023, management performed a quantitative impairment analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on the recent impairment results from the interim quantitative analysis, weakness in recent Supreme financial performance including the results from the latest season and the overall significance of the related assets.
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

Methodology and Management's Use of Estimates and Assumptions

Our impairment testing of goodwill and indefinite-lived trademark intangible assets utilizes significant unobservable inputs (Level 3) to determine fair value.
The fair value of reporting units for goodwill impairment testing is determined using a combination of two valuation methods: an income approach and a market approach. The income approach is based on projected future (debt-free) cash flows that are discounted to present value. The appropriate discount rate is based on the reporting unit’s weighted average cost of capital
(“WACC”) that takes market participant assumptions into consideration. For the market approach, management uses both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenues and EBITDA for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue/EBITDA data from

F-52 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
target companies deemed similar to the reporting unit. Management typically assigns more weight to the income-based valuation method.
Management uses the relief-from-royalty method to value indefinite-lived trademark intangible assets. Under this method, revenues expected to be generated by the trademark are multiplied by a selected royalty rate. The royalty rate is selected based on consideration of (i) royalty rates included in active license agreements, if applicable, (ii) royalty rates received by market participants in the apparel or footwear industry, and (iii) the current performance of the reporting unit. The estimated after-tax royalty revenue stream is then discounted to present value using the reporting unit’s WACC adjusted, as appropriate, to factor in the risk of the intangible asset.
Management’s revenue and profitability forecasts used in the reporting unit and intangible asset valuations were developed in conjunction with management’s forecast and plan review, which includes management's overall assessment of events and circumstances, including macroeconomic conditions and industry and market considerations, and the resulting outlook for the businesses, considering recent performance, trends and strategic initiatives. Assumptions used in the valuations are similar to those that would be used by market participants performing independent valuations of these businesses.
Management's Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the business. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment or recoverability of goodwill or indefinite-lived trademark intangible assets in any reporting unit could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2025 or future years vary from current assumptions (including changes in discount rates, royalty rates and foreign currency exchange rates), (iii) business conditions or strategies change from current assumptions, including loss of major customers or channels, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
A future impairment charge of goodwill or indefinite-lived intangible assets could have a material effect on VF’s consolidated financial position and results of operations.
NOTE 25 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.1 billion and $3.4 billion at March 2024 and 2023, respectively, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, South Korean won, Swedish krona, Polish zloty, Chinese renminbi and Japanese yen. These derivative contracts have maturities up to 20 months.
The notional amount of VF's outstanding interest rate swap contracts was $500.0 million at March 2024 and 2023. These contracts hedge the cash flow risk of interest payments on VF's variable-rate DDTL Agreement.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2024	March 2023	March 2024	March 2023
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$29,657	$46,752	$(39,639)	$(71,052)
Interest rate contracts	2,335	—	—	(1,140)
Total derivatives designated as hedging instruments	31,992	46,752	(39,639)	(72,192)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	556	2,936	(595)	(461)
Total derivatives	$32,548	$49,688	$(40,234)	$(72,653)

VF Corporation Fiscal 2024 Form 10-K F-53

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. If VF were to offset and record the asset and liability balances on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of March 2024 and 2023 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	March 2024		March 2023
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$32,548	$(40,234)	$49,688	$(72,653)
Gross amounts not offset in the Consolidated Balance Sheets	(11,322)	11,322	(26,470)	26,470
Net amounts	$21,226	$(28,912)	$23,218	$(46,183)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		March 2024	March 2023
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets (Note 6)	$26,366	$48,132
Foreign exchange contracts	Accrued liabilities (Note 14)	(35,578)	(59,995)
Foreign exchange contracts	Other assets (Note 11)	3,847	1,556
Foreign exchange contracts	Other liabilities (Note 16)	(4,656)	(11,518)
Interest rate contracts	Other current assets (Note 6)	2,335	—
Interest rate contracts	Other liabilities (Note 16)	—	(1,140)
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

(In thousands) Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in Accumulated OCL
	Year Ended March

	2024	2023	2022
Foreign exchange contracts	$(15,538)	$54,546	$71,494
Interest rate contracts	7,605	(1,013)	—
Total	$(7,933)	$53,533	$71,494

		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss)
(In thousands)		Year Ended March

Cash Flow Hedging Relationships	Location of Gain (Loss)	2024	2023	2022
Foreign exchange contracts	Net revenues	$(5,004)	$(6,843)	$(27,382)
Foreign exchange contracts	Cost of goods sold	15,703	120,438	(26,346)
Foreign exchange contracts	Selling, general and administrative expenses	3,437	6,695	(487)
Foreign exchange contracts	Other income (expense), net	(253)	(10,365)	(219)
Interest rate contracts	Interest expense	4,238	235	108
Total		$18,121	$110,160	$(54,326)

F-54 VF Corporation Fiscal 2024 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as third-party and intercompany borrowings and interest payments. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. During the year ended March 2024, certain derivative contracts were de-designated as the related hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCL and recognized an $8.8 million loss in cost of goods sold during the year ended March 2024.
Other Derivative Information
At March 2024, accumulated OCL included $29.8 million of pre-tax net deferred losses for foreign currency exchange contracts and a $2.3 million pre-tax deferred gain for interest rate swap contracts, which are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates and interest rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes and euro commercial paper borrowings, which represented €2.0 billion in aggregate principal as of March 2024, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the years ended March 2024, 2023 and 2022, the Company recognized after-tax gains of $21.6 million, $5.2 million and $99.5 million, respectively, in other comprehensive income (loss) related to the net investment hedge transaction. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
NOTE 26 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended March

(In thousands)	2024	2023	2022
Income taxes paid, net of refunds (a)(b)	$349,978	$1,113,940	$263,733
Interest paid, net of amounts capitalized	234,417	160,272	123,476
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	15,903	44,151	45,235
Computer software costs included in accounts payable or accrued liabilities	17,080	28,519	33,997
(a)The year ended March 2023 included the payment related to the IRS dispute associated with VF's acquisition of The Timberland Company in September 2011. Refer to Note 20 for additional information.
(b)Includes both continuing and discontinued operations.
NOTE 27 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. Beginning in the third quarter of Fiscal 2024, restructuring costs include charges related to Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The Company currently estimates it will incur approximately $130.0 million to $150.0 million in restructuring and restructuring-related charges in connection with Reinvent, and that substantially all actions will be completed by the end of Fiscal 2025. Of the total estimated charges, the Company anticipates that more than one-half will relate to severance and employee-related benefits and the remainder will relate to asset impairments and other non-cash write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the year ended March 2024, VF recorded $108.7 million of charges in connection with Reinvent, of which $69.3 million related to severance and employee-related benefits and $39.4 million related to non-cash asset write-downs. As of March 2024, $19.0 million of cash payments related to the Reinvent charges have been made.
During the years ended March 2024, 2023 and 2022, VF recognized $110.7 million, $75.7 million and $20.0 million, respectively, of total restructuring charges related to approved initiatives. Of the restructuring charges recognized in the year ended March 2024, $106.2 million were reflected in selling, general and administrative expenses and $4.5 million in cost of goods sold. Of the restructuring charges recognized in the year ended March 2023, $70.9 million were reflected in selling,

VF Corporation Fiscal 2024 Form 10-K F-55

VF CORPORATION
Notes to Consolidated Financial Statements
March 2024
general and administrative expenses and $4.8 million in cost of goods sold. Of the restructuring charges recognized in the year ended March 2022, $18.3 million were reflected in selling, general and administrative expenses and $1.7 million in cost of goods sold. The Company has not recognized any significant incremental costs related to the accruals for the year ended March 2023 or prior periods.
Of the total restructuring accrual at March 2024, $52.5 million is expected to be paid out within the next 12 months and is classified within accrued liabilities (Note 14). The remaining $8.2 million will be paid out beyond the next 12 months and thus is classified within other liabilities.
The components of the restructuring charges are as follows:

	Year Ended March

(In thousands)	2024	2023	2022
Severance and employee-related benefits	$70,008	$57,433	$12,283
Asset impairments and write-downs	39,386	—	—
Accelerated depreciation	—	8,016	7,016
Contract termination and other	1,326	10,289	703
Total restructuring charges	$110,720	$75,738	$20,002
Restructuring costs by business segment are as follows:

	Year Ended March

(In thousands)	2024	2023	2022
Outdoor	$242	$1,088	$4,523
Active	434	1,478	1,008
Work	—	9	2,315
Corporate and other	110,044	73,163	12,156
Total	$110,720	$75,738	$20,002
The activity in the restructuring accrual was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2022	$25,640	$1,211	$26,851
Charges	57,433	5,190	62,623
Cash payments and settlements	(41,338)	(345)	(41,683)
Adjustments to accruals	(3,236)	40	(3,196)
Impact of foreign currency	222	449	671
Accrual at March 2023	38,721	6,545	45,266
Charges	70,008	—	70,008
Cash payments and settlements	(42,684)	(5,923)	(48,607)
Adjustments to accruals	(5,660)	(287)	(5,947)
Impact of foreign currency	(54)	10	(44)
Accrual at March 2024	$60,331	$345	$60,676
NOTE 28 — SUBSEQUENT EVENT
On May 14, 2024, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on June 20, 2024 to shareholders of record on June 10, 2024.

F-56 VF Corporation Fiscal 2024 Form 10-K

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
(In thousands)
Year Ended March 2024
Allowance for doubtful accounts	$28,075	$11,170	$—		$12,876	(a)	$26,369
Valuation allowance for deferred income tax assets	424,932	—	11,115	(b)	—		436,047
Year Ended March 2023
Allowance for doubtful accounts	27,959	3,532	—		3,416	(a)	28,075
Valuation allowance for deferred income tax assets	616,533	—	—		191,601	(c)	424,932
Year Ended March 2022
Allowance for doubtful accounts	33,654	(716)	—		4,979	(a)	27,959
Valuation allowance for deferred income tax assets	500,601	—	115,932	(b)	—		616,533
(a)Deductions include accounts written off, net of recoveries, the effects of foreign currency translation and reclassifications.
(b)Additions primarily related to circumstances where it is more likely than not that deferred income tax assets will not be realized and the effects of foreign currency translation.
(c)Deductions primarily related to changes in circumstances which decrease the amount of deferred income tax assets that will, more likely than not, be realized and the effect of foreign currency translation.

VF Corporation Fiscal 2024 Form 10-K F-57