Form 10-Q
period 2024-06-29
V F CORP
filed 2024-08-07
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 27, 2024, there were 389,183,344 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2024	March 2024	June 2023
ASSETS
Current assets
Cash and equivalents	$637,420	$674,605	$806,529
Accounts receivable, less allowance for doubtful accounts of: June 2024 - $28,542; March 2024 - $26,369; June 2023 - $33,076	1,055,571	1,273,965	1,214,223
Inventories	2,110,598	1,766,366	2,787,021
Other current assets	545,542	512,011	405,784
Total current assets	4,349,131	4,226,947	5,213,557
Property, plant and equipment, net	794,212	823,886	943,163
Intangible assets, net	2,571,765	2,628,482	2,640,827
Goodwill	1,360,782	1,460,414	1,973,615
Operating lease right-of-use assets	1,332,950	1,330,361	1,349,725
Other assets	1,132,523	1,142,873	1,923,011
TOTAL ASSETS	$11,541,363	$11,612,963	$14,043,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$263,709	$263,938	$58,520
Current portion of long-term debt	1,749,601	1,000,721	928,736
Accounts payable	1,157,755	817,128	1,282,313
Accrued liabilities	1,237,909	1,375,192	1,546,866
Total current liabilities	4,408,974	3,456,979	3,816,435
Long-term debt	3,940,668	4,702,284	5,722,448
Operating lease liabilities	1,167,415	1,156,858	1,155,852
Other liabilities	636,401	638,477	632,400
Total liabilities	10,153,458	9,954,598	11,327,135
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2024, March 2024 or June 2023	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2024 - 389,181,642; March 2024 - 388,836,219; June 2023 - 388,836,545	97,295	97,209	97,209
Additional paid-in capital	3,580,175	3,600,071	3,733,777
Accumulated other comprehensive loss	(1,053,627)	(1,064,331)	(1,053,529)
Accumulated deficit	(1,235,938)	(974,584)	(60,694)
Total stockholders’ equity	1,387,905	1,658,365	2,716,763
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,541,363	$11,612,963	$14,043,898

See notes to consolidated financial statements.
3 VF Corporation Q1 FY25 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June

(In thousands, except per share amounts)	2024	2023
Net revenues	$1,907,301	$2,086,336
Costs and operating expenses
Cost of goods sold	915,643	985,269
Selling, general and administrative expenses	1,086,551	1,110,059
Impairment of goodwill and intangible assets	145,000	—
Total costs and operating expenses	2,147,194	2,095,328
Operating loss	(239,893)	(8,992)
Interest income	3,554	5,494
Interest expense	(59,231)	(55,213)
Other income (expense), net	(1,950)	(3,567)
Loss before income taxes	(297,520)	(62,278)
Income tax benefit	(38,634)	(4,853)
Net loss	$(258,886)	$(57,425)
Net loss per common share
Basic	$(0.67)	$(0.15)
Diluted	$(0.67)	$(0.15)
Weighted average shares outstanding
Basic	388,741	388,160
Diluted	388,741	388,160

See notes to consolidated financial statements.
VF Corporation Q1 FY25 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June

(In thousands)	2024	2023
Net loss	$(258,886)	$(57,425)
Other comprehensive income (loss)
Foreign currency translation and other
Losses arising during the period	(15,773)	(16,530)
Income tax effect	(3,680)	3,381
Defined benefit pension plans
Current period actuarial gains	—	1,001
Amortization of net deferred actuarial losses	5,046	4,232
Amortization of deferred prior service credits	(144)	(135)
Reclassification of net actuarial loss from settlement charges	—	3,292
Income tax effect	(1,270)	(1,909)
Derivative financial instruments
Gains (losses) arising during the period	20,021	(22,740)
Income tax effect	(4,236)	4,138
Reclassification of net (gains) losses realized	13,729	(10,680)
Income tax effect	(2,989)	1,939
Other comprehensive income (loss)	10,704	(34,011)
Comprehensive loss	$(248,182)	$(91,436)

See notes to consolidated financial statements.
5 VF Corporation Q1 FY25 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June

(In thousands)	2024	2023
OPERATING ACTIVITIES
Net loss	$(258,886)	$(57,425)
Adjustments to reconcile net loss to cash provided by operating activities:
Impairment of goodwill and intangible assets	145,000	—
Depreciation and amortization	67,781	67,075
Reduction in the carrying amount of right-of-use assets	92,495	95,728
Stock-based compensation	14,662	15,784
Provision for doubtful accounts	4,424	4,633
Pension expense in excess of (less than) contributions	2,219	(10,661)
Other, net	(20,220)	10,645
Changes in operating assets and liabilities:
Accounts receivable	202,973	395,110
Inventories	(356,053)	(493,720)
Accounts payable	345,494	344,482
Income taxes	(82,414)	(30,667)
Accrued liabilities	(67,785)	(66,581)
Operating lease right-of-use assets and liabilities	(87,786)	(102,688)
Other assets and liabilities	17,926	(8,140)
Cash provided by operating activities	19,830	163,575
INVESTING ACTIVITIES
Proceeds from sale of assets	45,596	1,170
Capital expenditures	(25,187)	(61,763)
Software purchases	(16,106)	(22,827)
Other, net	(15,364)	(7,142)
Cash used by investing activities	(11,061)	(90,562)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(230)	47,029
Payments on long-term debt	(275)	(268)
Payment of debt issuance costs	—	(346)
Cash dividends paid	(35,015)	(116,575)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	(1,924)	(1,725)
Cash used by financing activities	(37,444)	(71,885)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(8,340)	(9,326)
Net change in cash, cash equivalents and restricted cash	(37,015)	(8,198)
Cash, cash equivalents and restricted cash – beginning of year	676,957	816,319
Cash, cash equivalents and restricted cash – end of period	$639,942	$808,121

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$637,420	$806,529
Other current assets	2,397	1,465
Other assets	125	127
Total cash, cash equivalents and restricted cash	$639,942	$808,121

See notes to consolidated financial statements.
VF Corporation Q1 FY25 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 2024
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2024	388,836,219	$97,209	$3,600,071	$(1,064,331)	$(974,584)	$1,658,365
Net loss	—	—	—	—	(258,886)	(258,886)
Dividends on Common Stock ($0.09 per share)	—	—	(35,015)	—	—	(35,015)
Stock-based compensation, net	345,423	86	15,119	—	(2,468)	12,737
Foreign currency translation and other	—	—	—	(19,453)	—	(19,453)
Defined benefit pension plans	—	—	—	3,632	—	3,632
Derivative financial instruments	—	—	—	26,525	—	26,525
Balance, June 2024	389,181,642	$97,295	$3,580,175	$(1,053,627)	$(1,235,938)	$1,387,905

	Three Months Ended June 2023
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2023	388,665,531	$97,166	$3,775,979	$(1,019,518)	$57,086	$2,910,713
Net loss	—	—	—	—	(57,425)	(57,425)
Dividends on Common Stock ($0.30 per share)	—	—	(59,489)	—	(57,086)	(116,575)
Stock-based compensation, net	171,014	43	17,287	—	(3,269)	14,061
Foreign currency translation and other	—	—	—	(13,149)	—	(13,149)
Defined benefit pension plans	—	—	—	6,481	—	6,481
Derivative financial instruments	—	—	—	(27,343)	—	(27,343)
Balance, June 2023	388,836,545	$97,209	$3,733,777	$(1,053,529)	$(60,694)	$2,716,763

See notes to consolidated financial statements.
7 VF Corporation Q1 FY25 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q1 FY25 Form 10-Q 8

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2024 through March 29, 2025 (“Fiscal 2025”). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2025. For presentation purposes herein, all references to periods ended June 2024 and June 2023 relate to the fiscal periods ended on June 29, 2024 and July 1, 2023, respectively. References to March 2024 relate to information as of March 30, 2024.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended June 2024 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2025. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 30, 2024 (“Fiscal 2024 Form 10-K”).
Certain prior year amounts have been reclassified to conform to the Fiscal 2025 presentation.
Use of Estimates
In preparing the interim consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the interim consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
NOTE 2 — RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires companies with supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of the financial statements to understand the nature of, activity in, and potential magnitude of the program. The guidance became effective for VF in the first quarter of Fiscal 2024, except for the rollforward information that will be effective for annual periods beginning in Fiscal 2025 on a prospective basis. The Company adopted the required guidance in the first quarter of Fiscal 2024 and will disclose the rollforward information in our Annual Report on Form 10-K for the year ended March 29, 2025. Refer to Note 8 for disclosures related to the Company's supply chain financing program.
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
9 VF Corporation Q1 FY25 Form 10-Q

NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	June 2024	March 2024	June 2023
Contract assets (a)	$3,188	$2,393	$2,645
Contract liabilities (b)	68,254	67,115	62,942
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three months ended June 2024, the Company recognized $46.3 million of revenue that was included in the contract liability balance during the period, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of June 2024, the Company expects to recognize $75.8 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of June 2024, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended June 2024
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$441,881	$435,264	$136,644	$1,013,789
Direct-to-consumer	345,290	499,957	33,933	879,180
Royalty	3,028	6,918	4,386	14,332
Total	$790,199	$942,139	$174,963	$1,907,301

Geographic revenues
Americas	$373,400	$526,726	$144,643	$1,044,769
Europe	264,181	270,153	18,522	552,856
Asia-Pacific	152,618	145,260	11,798	309,676
Total	$790,199	$942,139	$174,963	$1,907,301
VF Corporation Q1 FY25 Form 10-Q 10

	Three Months Ended June 2023
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$489,931	$462,265	$146,169	$1,098,365
Direct-to-consumer	336,333	597,621	39,654	973,608
Royalty	3,433	6,123	4,807	14,363
Total	$829,697	$1,066,009	$190,630	$2,086,336

Geographic revenues
Americas	$404,406	$625,847	$153,571	$1,183,824
Europe	288,221	277,126	19,001	584,348
Asia-Pacific	137,070	163,036	18,058	318,164
Total	$829,697	$1,066,009	$190,630	$2,086,336
NOTE 4 — INVENTORIES

(In thousands)	June 2024	March 2024	June 2023
Finished products	$2,063,417	$1,718,676	$2,731,511
Work-in-process	36,881	39,539	41,827
Raw materials	10,300	8,151	13,683
Total inventories	$2,110,598	$1,766,366	$2,787,021
NOTE 5 — INTANGIBLE ASSETS

			June 2024			March 2024
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$261,408	$189,927	$71,481	$74,963
Indefinite-lived intangible assets:
Trademarks and trade names					2,500,284	2,553,519
Intangible assets, net					$2,571,765	$2,628,482

During the three months ended June 2024, VF determined that a triggering event had occurred requiring impairment testing of the Supreme® indefinite-lived trademark intangible asset. VF's assessment gave consideration to the ongoing negotiations to sell the Supreme® brand. As a result of the impairment testing performed, VF recorded an impairment charge of $51.0 million to the Supreme® indefinite-lived trademark intangible asset related to an increase in the market-based discount rate applied. Refer to Note 15 for additional information on fair value measurements.
Amortization expense for the three months ended June 2024 was $3.3 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2025 is $13.2 million, $12.2 million, $11.7 million, $10.8 million and $9.8 million, respectively.
11 VF Corporation Q1 FY25 Form 10-Q

NOTE 6 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2024	$205,868	$1,203,046	$51,500	$1,460,414
Impairment charge	—	(94,000)	—	(94,000)
Foreign currency translation	383	(6,015)	—	(5,632)
Balance, June 2024	$206,251	$1,103,031	$51,500	$1,360,782

During the three months ended June 2024, VF determined that a triggering event had occurred requiring impairment testing of the Supreme reporting unit goodwill. VF's assessment gave consideration to the ongoing negotiations to sell the Supreme reporting unit. As a result of the impairment testing performed, VF recorded an impairment charge of $94.0 million to the Supreme reporting unit goodwill related to the estimates of fair value subsequently confirmed by the transaction price discussed in Note 18. The Supreme reporting unit is part of the Active segment. Refer to Note 15 for additional information on fair value measurements.
Accumulated impairment charges for the Outdoor and Work segments were $769.0 million and $61.8 million, respectively, as of June 2024 and March 2024. Accumulated impairment charges for the Active segment were $488.1 million and $394.1 million as of June 2024 and March 2024, respectively.
NOTE 7 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and gain recognized from a sale leaseback transaction. The components of lease cost were as follows:

	Three Months Ended June

(In thousands)	2024	2023
Operating lease cost	$105,143	$106,131
Other lease cost	22,231	35,319
Total lease cost	$127,374	$141,450
During the three months ended June 2024, the Company entered into a sale leaseback transaction for certain warehouse real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of $15.5 million in the selling, general and administrative expenses line item in VF's Consolidated Statement of Operations for the three months ended June 2024.
During the three months ended June 2024 and 2023, the Company paid $105.4 million and $114.2 million for operating leases, respectively. During the three months ended June 2024 and 2023, the Company obtained $102.7 million and $71.8 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 8 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date), are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At June 2024, March 2024 and June 2023, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $843.0 million, $485.0 million and $931.0 million, respectively, due to suppliers that are eligible to participate in the SCF program.
VF Corporation Q1 FY25 Form 10-Q 12

NOTE 9 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended June

(In thousands)	2024	2023
Service cost – benefits earned during the period	$2,408	$2,192
Interest cost on projected benefit obligations	11,680	11,812
Expected return on plan assets	(15,296)	(15,877)
Settlement charge	—	3,292
Amortization of deferred amounts:
Net deferred actuarial losses	5,046	4,232
Deferred prior service credits	(144)	(135)
Net periodic pension cost	$3,694	$5,516

VF has reported the service cost component of net periodic pension cost in operating loss and the other components, which include interest cost, expected return on plan assets, settlement charges and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $1.5 million to its defined benefit plans during the three months ended June 2024, and intends to make approximately $7.7 million of contributions during the remainder of Fiscal 2025.
VF recorded a $3.3 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations for the three months ended June 2023. The settlement charge related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate.
NOTE 10 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the three months ended June 2024, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of June 2024, March 2024 or June 2023. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings (accumulated deficit).
Accumulated Other Comprehensive Loss
Comprehensive loss consists of net loss and specified components of other comprehensive income (loss), which relate to changes in assets and liabilities that are not included in net loss under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive loss is presented in the Consolidated Statements of Comprehensive Loss. The deferred components of other comprehensive income (loss) are reported, net of related income taxes, in accumulated other comprehensive loss ("OCL") in stockholders’ equity, as follows:

(In thousands)	June 2024	March 2024	June 2023
Foreign currency translation and other	$(887,892)	$(868,439)	$(872,800)
Defined benefit pension plans	(178,701)	(182,333)	(161,211)
Derivative financial instruments	12,966	(13,559)	(19,518)
Accumulated other comprehensive loss	$(1,053,627)	$(1,064,331)	$(1,053,529)
13 VF Corporation Q1 FY25 Form 10-Q

The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended June 2024
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2024	$(868,439)	$(182,333)	$(13,559)	$(1,064,331)
Other comprehensive income (loss) before reclassifications	(19,453)	(10)	15,785	(3,678)
Amounts reclassified from accumulated other comprehensive loss	—	3,642	10,740	14,382
Net other comprehensive income (loss)	(19,453)	3,632	26,525	10,704
Balance, June 2024	$(887,892)	$(178,701)	$12,966	$(1,053,627)

	Three Months Ended June 2023
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2023	$(859,651)	$(167,692)	$7,825	$(1,019,518)
Other comprehensive income (loss) before reclassifications	(13,149)	1,088	(18,602)	(30,663)
Amounts reclassified from accumulated other comprehensive loss	—	5,393	(8,741)	(3,348)
Net other comprehensive income (loss)	(13,149)	6,481	(27,343)	(34,011)
Balance, June 2023	$(872,800)	$(161,211)	$(19,518)	$(1,053,529)
Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended June
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2024	2023
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(5,046)	$(4,232)
Deferred prior service credits	Other income (expense), net	144	135
Pension settlement charges	Other income (expense), net	—	(3,292)
Total before tax		(4,902)	(7,389)
Tax benefit		1,260	1,996
Net of tax		(3,642)	(5,393)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(4,331)	1,090
Foreign exchange contracts	Cost of goods sold	(10,126)	8,075
Foreign exchange contracts	Selling, general and administrative expenses	(408)	1,301
Foreign exchange contracts	Other income (expense), net	(56)	(511)
Interest rate contracts	Interest expense	1,192	725
Total before tax		(13,729)	10,680
Tax benefit (expense)		2,989	(1,939)
Net of tax		(10,740)	8,741
Total reclassifications for the period, net of tax		$(14,382)	$3,348
VF Corporation Q1 FY25 Form 10-Q 14

NOTE 11 — STOCK-BASED COMPENSATION
Stock Options Granted
During the three months ended June 2024, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 5,485,215 shares of its Common Stock at an exercise price of $12.35 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest and become exercisable in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Three Months Ended June 2024
Expected volatility	37% to 53%
Weighted average expected volatility	47%
Expected term (in years)	5.5 to 7.2
Weighted average dividend yield	2.1%
Risk-free interest rate	4.54% to 5.43%
Weighted average fair value at date of grant	$4.93

Equity Awards Contingent Upon Shareholder Approval

During the three months ended June 2024, VF contingently granted certain equity awards under VF's 1996 Stock Compensation Plan (the “1996 Plan”) as part of VF’s regular annual grant program. Grants for performance-based restricted stock units (“RSUs”) and nonperformance-based RSUs, totaling 3,642,883 shares, were contingent upon shareholder approval of an amendment and restatement of VF’s 1996 Plan. Proposed changes to the 1996 Plan included an increase in the number of shares of common stock available for awards. Shareholders approved the proposed changes to the 1996 Plan at the 2024 Annual Meeting of Shareholders held on July 23, 2024, which is the accounting grant date for the contingently awarded RSUs.
NOTE 12 — INCOME TAXES

The effective income tax rate for the three months ended June 2024 was 13.0% compared to 7.8% in the 2023 period. The three months ended June 2024 included a net discrete tax expense of $7.1 million, which was comprised primarily of a $3.6 million net tax expense related to unrecognized tax benefits and interest, and a $4.3 million tax expense related to stock compensation. Excluding the $7.1 million net discrete tax expense in the 2024 period, the effective income tax rate would have been 15.4%. The three months ended June 2023 included a net discrete tax expense of $0.2 million, which was comprised primarily of a $4.7 million net tax expense related to unrecognized tax benefits and interest, a $3.1 million tax expense related to stock compensation and a $7.5 million net tax benefit for interest on income tax receivables. Excluding the $0.2 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 8.2%. Without discrete items, the effective income tax rate for the three months ended June 2024 increased by 7.2% compared with the 2023 period primarily due to the jurisdictional mix of earnings and year-to-date losses generated in the current year, including non-deductible goodwill impairment.

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
During the three months ended June 2024, the amount of net unrecognized tax benefits and associated interest increased by $5.3 million to $308.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $4.1 million due to settlement of audits and expiration of statutes of limitations, of which $1.0 million would reduce income tax expense.
15 VF Corporation Q1 FY25 Form 10-Q

NOTE 13 — REPORTABLE SEGMENT INFORMATION
VF's President and Chief Executive Officer, who is considered the Company's CODM, allocates resources and assesses performance based on a global brand view that represents VF's operating segments. The operating segments have been evaluated and combined into reportable segments because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance.
The Company's reportable segments have been identified as: Outdoor, Active and Work.
Financial information for VF's reportable segments is as follows:

	Three Months Ended June

(In thousands)	2024	2023
Segment revenues:
Outdoor	$790,199	$829,697
Active	942,139	1,066,009
Work	174,963	190,630
Total segment revenues	$1,907,301	$2,086,336
Segment profit (loss):
Outdoor	$(83,415)	$(43,661)
Active	98,549	123,782
Work	5,328	6,831
Total segment profit	20,462	86,952
Impairment of goodwill and intangible assets	(145,000)	—
Corporate and other expenses	(117,305)	(99,511)
Interest expense, net	(55,677)	(49,719)
Loss before income taxes	$(297,520)	$(62,278)
NOTE 14 — NET LOSS PER SHARE

	Three Months Ended June

(In thousands, except per share amounts)	2024	2023
Net loss per common share – basic:
Net loss	$(258,886)	$(57,425)
Weighted average common shares outstanding	388,741	388,160
Net loss per common share	$(0.67)	$(0.15)
Net loss per common share – diluted:
Net loss	$(258,886)	$(57,425)
Weighted average common shares outstanding	388,741	388,160
Incremental shares from stock options and other dilutive securities	—	—
Adjusted weighted average common shares outstanding	388,741	388,160
Net loss per common share	$(0.67)	$(0.15)
In the three-month periods ended June 2024 and June 2023, the dilutive impacts of all outstanding stock options and other dilutive securities were excluded from dilutive shares as a result of the Company's net loss for the periods and, as such, their inclusion would have been anti-dilutive. As a result, a total of
22.6 million and 18.6 million potentially dilutive shares related to stock options and other dilutive securities were excluded from the diluted loss per share calculations for the three-month periods ended June 2024 and June 2023, respectively.
VF Corporation Q1 FY25 Form 10-Q 16

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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
June 2024
Financial assets:
Cash equivalents:
Money market funds	$189,722	$189,722	$—	$—
Time deposits	7,897	7,897	—	—
Derivative financial instruments	41,357	—	41,357	—
Deferred compensation and other	94,365	94,365	—	—
Financial liabilities:
Derivative financial instruments	27,578	—	27,578	—
Deferred compensation	89,570	—	89,570	—

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2024
Financial assets:
Cash equivalents:
Money market funds	$171,931	$171,931	$—	$—
Time deposits	54,853	54,853	—	—
Derivative financial instruments	32,548	—	32,548	—
Deferred compensation and other	95,236	95,236	—	—
Financial liabilities:
Derivative financial instruments	40,234	—	40,234	—
Deferred compensation	90,804	—	90,804	—
(a)There were no transfers among the levels within the fair value hierarchy during the three months ended June 2024 or the year ended March 2024.

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
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities
17 VF Corporation Q1 FY25 Form 10-Q

include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2024 and March 2024, their carrying values approximated their fair values. Additionally, at June 2024 and March 2024, the carrying values of VF’s long-term debt, including the current portion, were $5,690.3 million and $5,703.0 million, respectively, compared with fair values of $5,231.4 million and $5,263.3 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
Supreme Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
During the three months ended June 2024, VF determined that a triggering event had occurred requiring impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. VF's assessment gave consideration to the ongoing negotiations to sell the Supreme reporting unit. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the testing date were $811.6 million and $852.0 million, respectively. As a result of the impairment testing performed, VF recorded impairment charges of $94.0 million and $51.0 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively.
The Supreme reporting unit is included in the Active reportable segment.
Management estimated the fair value of the Supreme reporting unit using Company-specific inputs, including estimates of fair value subsequently confirmed by the transaction price discussed in Note 18. The fair value of the Supreme® indefinite-lived trademark intangible asset was estimated using valuation techniques consistent with those discussed in the Critical Accounting Policies and Estimates section included in Management’s Discussion and Analysis in the Fiscal 2024 Form 10-K.
Management’s revenue forecasts used in the Supreme® indefinite-lived trademark intangible asset valuation considered recent and historical performance, strategic initiatives, industry trends and macroeconomic factors. Assumptions used in the valuation were similar to those that would be used by market participants performing independent valuations of the asset.
Key assumptions developed by management and used in the quantitative analysis of the Supreme® indefinite-lived trademark intangible asset include:
•Financial projections that are comparable to those used in the prior year testing, as the brand is executing on its strategy, with moderate revenue growth throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements with similar VF brands; and,
•Market-based discount rates that are slightly higher than prior testing due to overall market conditions.
The valuation models used by management in the impairment testing assumes continued recovery in the brand’s operating results with revenue growth over the projection period. If the brand is unable to achieve the financial projections or if market-based discount rates increase, additional impairment of the reporting unit goodwill and indefinite-lived trademark intangible asset could occur in the future.
VF Corporation Q1 FY25 Form 10-Q 18

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
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.1 billion at June 2024, $3.1 billion at March 2024 and $3.5 billion at June 2023, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Polish zloty, Swedish krona, South Korean won, Chinese renminbi and Japanese yen. These derivative contracts have maturities up to 20 months.
The notional amount of VF's outstanding interest rate swap contracts was $500.0 million at June 2024, March 2024 and June 2023. These contracts hedge the cash flow risk of interest payments on VF's variable-rate delayed draw Term Loan ("DDTL") Agreement.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	June 2024	March 2024	June 2023	June 2024	March 2024	June 2023
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$38,160	$29,657	$27,902	$(27,436)	$(39,639)	$(74,050)
Interest rate contracts	1,690	2,335	4,582	—	—	—
Total derivatives designated as hedging instruments	39,850	31,992	32,484	(27,436)	(39,639)	(74,050)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	1,507	556	404	(142)	(595)	(7,978)
Total derivatives	$41,357	$32,548	$32,888	$(27,578)	$(40,234)	$(82,028)
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

	June 2024		March 2024		June 2023

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$41,357	$(27,578)	$32,548	$(40,234)	$32,888	$(82,028)
Gross amounts not offset in the Consolidated Balance Sheets	(6,699)	6,699	(11,322)	11,322	(27,128)	27,128
Net amounts	$34,658	$(20,879)	$21,226	$(28,912)	$5,760	$(54,900)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		June 2024	March 2024	June 2023
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$33,562	$26,366	$26,145
Foreign exchange contracts	Accrued liabilities	(24,802)	(35,578)	(73,049)
Foreign exchange contracts	Other assets	6,105	3,847	2,161
Foreign exchange contracts	Other liabilities	(2,776)	(4,656)	(8,979)
Interest rate contracts	Other current assets	1,690	2,335	—
Interest rate contracts	Other assets	—	—	4,582
19 VF Corporation Q1 FY25 Form 10-Q

Cash Flow Hedges
VF primarily uses foreign currency exchange forward contracts to hedge a portion of the exchange risk for its forecasted sales, inventory purchases, operating costs and certain intercompany transactions, including sourcing and management fees and royalties. The Company also uses interest rate swap contracts to hedge against a portion of the exposure related to its interest payments on its variable-rate debt. The effects of cash flow hedging included in VF’s Consolidated Statements of Comprehensive Loss and Consolidated Statements of Operations are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in Accumulated OCL Three Months Ended June

Cash Flow Hedging Relationships	2024	2023
Foreign exchange contracts	$19,501	$(29,160)
Interest rate contracts	520	6,420
Total	$20,021	$(22,740)

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Loss Three Months Ended June

Cash Flow Hedging Relationships	Location of Gain (Loss)	2024	2023
Foreign exchange contracts	Net revenues	$(4,331)	$1,090
Foreign exchange contracts	Cost of goods sold	(10,126)	8,075
Foreign exchange contracts	Selling, general and administrative expenses	(408)	1,301
Foreign exchange contracts	Other income (expense), net	(56)	(511)
Interest rate contracts	Interest expense	1,192	725
Total		$(13,729)	$10,680

Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as third-party and intercompany borrowings and interest payments. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. During the three months ended June 2023, certain derivative contracts were de-designated as the related hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCL and recognized an $8.4 million loss in cost of goods sold during the three months ended June 2023.
Other Derivative Information
At June 2024, accumulated OCL included $4.0 million of pre-tax net deferred losses for foreign currency exchange contracts and a $1.7 million pre-tax deferred gain for interest rate swap contracts, which are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates and interest rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represented €2.0 billion in aggregate principal as of June 2024, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three-month periods ended June 2024 and June 2023, the Company recognized an after-tax gain of $10.8 million and an after-tax loss of $10.4 million, respectively, in OCL related to the net investment hedge transaction. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
VF Corporation Q1 FY25 Form 10-Q 20

NOTE 17 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. A description of significant restructuring programs and other restructuring charges is provided below.

Reinvent

On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The Company currently estimates it will incur approximately $140.0 million to $160.0 million in restructuring charges in connection with Reinvent, and that substantially all actions will be completed by the end of Fiscal 2025. Of the total estimated charges, the Company anticipates that approximately 70% will relate to severance and employee-related benefits and the remainder will primarily relate to asset impairments and write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the three months ended June 2024, $12.3 million of cash payments related to the Reinvent charges were made.
The type of cost and respective location of restructuring charges related to Reinvent for the three months ended June 2024 and the cumulative charges recorded since the inception of Reinvent were as follows:

(In thousands)		Three Months Ended June 2024	Cumulative Charges
Type of Cost	Statement of Operations Location
Severance and employee-related benefits	Selling, general and administrative expenses	$11,141	$75,963
Severance and employee-related benefits	Cost of goods sold	181	4,691
Contract termination and other	Selling, general and administrative expenses	737	737
Contract termination and other	Cost of goods sold	157	157
Asset impairments and write-downs	Selling, general and administrative expenses	500	39,886
Accelerated depreciation	Selling, general and administrative expenses	861	861
Accelerated depreciation	Cost of goods sold	17	17
Total Reinvent Charges		$13,594	$122,312
All restructuring charges related to Reinvent recognized in the three months ended June 2024 as well as all the cumulative charges were reported within 'Corporate and other' expenses in Note 13, Reportable Segment Information.
Other Restructuring Charges

Other Restructuring Charges are related to various approved initiatives. The type of cost and respective location of Other Restructuring Charges for the three months ended June 2024 and 2023 were as follows:

		Three Months Ended June

(In thousands)		2024	2023
Type of Cost	Statement of Operations Location
Severance and employee-related benefits	Selling, general and administrative expenses	$—	$676
Contract termination and other	Selling, general and administrative expenses	437	19
Total Other Restructuring Charges		$437	$695
Other Restructuring Charges by business segment were as follows:

	Three Months Ended June

(In thousands)	2024	2023
Outdoor	$—	$242
Active	—	434
Work	—	—
Corporate and other	437	19
Total	$437	$695
21 VF Corporation Q1 FY25 Form 10-Q

Consolidated Restructuring Charges
The activity in the restructuring accrual related to Reinvent and Other Restructuring Charges for the three-month period ended June 2024 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2024	$60,331	$345	$60,676
Charges	11,322	894	12,216
Cash payments and settlements	(13,527)	(897)	(14,424)
Adjustments to accruals	(180)	—	(180)
Impact of foreign currency	(15)	—	(15)
Accrual at June 2024	$57,931	$342	$58,273
Of the $58.3 million total restructuring accrual at June 2024, $55.3 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $3.0 million will be paid out beyond the next 12 months and thus is classified within other liabilities. The Company has not recognized any significant incremental costs related to the accruals for the year ended March 2024 or prior periods.
NOTE 18 — SUBSEQUENT EVENTS

On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement (the "Purchase Agreement") with EssilorLuxottica S.A. to sell the Supreme® brand business for an aggregate base purchase price of $1.5 billion in cash, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses as more fully set forth in the Purchase Agreement.
The divestiture of the Supreme® brand business is expected to meet the "held-for-sale" criteria in the second quarter of Fiscal 2025, and VF has determined that the sale represents a strategic shift that will have a significant effect on VF's operations. As such, the results of operations, including any expected loss recognized, and the related cash flows will be reclassified to discontinued operations on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, for all periods presented beginning in the second quarter of Fiscal 2025. In addition, the assets and liabilities will be presented separately on the Consolidated Balance Sheets for both current and prior periods beginning in the second quarter of Fiscal 2025. VF could incur a loss upon closing the transaction, but is unable to estimate with certainty, pending determination of amounts to be transferred. The transaction is expected to close by the end of the third quarter of Fiscal 2025.
On July 23, 2024, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on September 18, 2024 to stockholders of record on September 10, 2024.
On August 2, 2024, VF entered into amendments to its $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) and its DDTL Agreement. The amended agreements define restrictive covenants, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant. The calculation of consolidated net indebtedness is net of unrestricted cash and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreements. Additionally, the amended agreements require the repayment of the DDTL upon the completion of the sale of the Supreme® brand business.
VF Corporation Q1 FY25 Form 10-Q 22

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2024 through March 29, 2025 ("Fiscal 2025"). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2025. For presentation purposes herein, all references to periods ended June 2024 and June 2023 relate to the fiscal periods ended on June 29, 2024 and July 1, 2023, respectively. References to March 2024 relate to information as of March 30, 2024.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers.
References to the three months ended June 2024 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three months ended June 2023 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.

RECENT DEVELOPMENTS

Supreme Divestiture
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement (the "Purchase Agreement") to sell the Supreme® brand business to EssilorLuxottica S.A. for an aggregate base purchase price of $1.5 billion in cash, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses as more fully set forth in the Purchase Agreement.
The divestiture of the Supreme® brand business is expected to meet the "held-for-sale" criteria in the second quarter of Fiscal 2025, and VF has determined that the sale represents a strategic shift that will have a significant effect on VF's operations. As such, the results of operations, including any expected loss recognized, and related cash flows will be reclassified to discontinued operations on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, for all periods presented beginning in the second quarter of Fiscal 2025. In addition, the assets and liabilities will be presented separately on the Consolidated Balance Sheets for both current and prior periods beginning in the second quarter of Fiscal 2025.
Reinvent
On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The first announced steps in this transformation, which cover the following priorities: improve North America results, deliver the Vans® turnaround, reduce costs and strengthen the balance sheet, are as follows:
•Establish global commercial organization, inclusive of an Americas region: VF changed the operating model with the establishment of a global commercial structure. This included the creation of an Americas regional platform, modeled on the Company's successful operations in the Europe and Asia-Pacific regions. With this change, VF created the role of Chief Commercial Officer, with responsibility for go-to-market execution globally.
•Sharpen brand presidents' focus on sustainable growth: A direct consequence and intent of the operating model change, which is particularly critical at this stage for the Vans® brand, enables brand presidents to direct greater focus and attention to long-term brand-building, product innovation and growth strategies.
•Appoint new Vans® president: Sun Choe was appointed the new Global Brand President of Vans® effective late July 2024.
•Optimize cost structure to improve operating efficiency and profitability: Actions have been implemented in a large-scale cost reduction program, which remains in process, and is expected to deliver $300 million in fixed cost savings, by removing spend in non-strategic areas of the business, and simplifying and right-sizing VF's structure.
•Reduce debt and leverage: In addition to improving operating performance, VF is committed to deleveraging the balance sheet. VF will use the proceeds from the sale of the Supreme® brand business to pay down upcoming debt maturities.
Reinvent restructuring charges in the first quarter of Fiscal 2025 were $13.6 million and cumulative charges were $122.3 million since the inception of the program, which primarily included costs associated with severance and employee-related benefits and the impact of asset impairments and write-downs.

SUMMARY OF THE FIRST QUARTER OF FISCAL 2025

•Revenues were down 9% to $1.9 billion compared to the three months ended June 2023, including a 1% unfavorable impact from foreign currency.
•Outdoor segment revenues decreased 5% to $790.2 million compared to the three months ended June 2023, including a 1% unfavorable impact from foreign currency.
•Active segment revenues decreased 12% to $942.1 million compared to the three months ended June 2023, including a 1% unfavorable impact from foreign currency.
•Work segment revenues decreased 8% to $175.0 million compared to the three months ended June 2023.
23 VF Corporation Q1 FY25 Form 10-Q

•Wholesale revenues were down 8% compared to the three months ended June 2023, including a 1% unfavorable impact from foreign currency.
•Direct-to-consumer revenues were down 10% compared to the three months ended June 2023, including a 1% unfavorable impact from foreign currency.
•International revenues decreased 5% compared to the three months ended June 2023, including a 2% unfavorable impact from foreign currency.
•Revenues in the Americas region decreased 12% compared to the three months ended June 2023.
•Gross margin decreased 80 basis points to 52.0% compared to the three months ended June 2023, primarily driven by higher promotional activity.
•Net loss per share was $(0.67) compared to $(0.15) in the 2023 period. The increase in net loss per share was primarily driven by the Supreme reporting unit goodwill and intangible asset impairment charges, which totaled $145.0 million on a pre-tax basis increasing diluted net loss per share by $0.30, and lower profitability across all segments during the three months ended June 2024.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three months ended June 2024 from the comparable period in 2023:

(In millions)	Three Months Ended June
Net revenues — 2023	$2,086.3
Organic	(162.7)
Impact of foreign currency	(16.3)
Net revenues — 2024	$1,907.3

VF reported a 9% decrease in revenues for the three months ended June 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. The revenue decrease in the three months ended June 2024 was driven by declines across all segments. The revenue decrease in the three months ended June 2024 was also due to declines across all regions, with the most significant declines in the Americas region.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationship to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended June

	2024	2023
Gross margin (net revenues less cost of goods sold)	52.0%	52.8%
Selling, general and administrative expenses	57.0	53.2
Impairment of goodwill and intangible assets	7.6	—
Operating margin	(12.6)%	(0.4)%

Gross margin decreased 80 basis points in the three months ended June 2024 compared to the 2023 period. The decrease was primarily driven by higher promotional activity.
Selling, general and administrative expenses as a percentage of total revenues increased 380 basis points during the three months ended June 2024 compared to the 2023 period, reflecting lower leverage of operating expenses due to decreased revenues. Selling, general and administrative expenses decreased $23.5 million in the three months ended June 2024 compared to the 2023 period. The decrease was primarily due to cost savings from Reinvent, lower distribution expenses and a gain recognized from a sale leaseback transaction, partially offset by Reinvent charges and higher compensation costs, including performance-based compensation.
VF recorded goodwill and intangible asset impairment charges of $94.0 million and $51.0 million, respectively, in the three months ended June 2024 related to the Supreme reporting unit.
During the three months ended June 2024, VF determined that a triggering event had occurred requiring impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. VF's assessment gave consideration to the ongoing negotiations to sell the Supreme reporting unit. The goodwill impairment charge related to the estimates of fair value subsequently confirmed by the transaction price in the Purchase Agreement signed July 16, 2024, and the indefinite-lived trademark intangible asset impairment charge related to an increase in the market-based discount rate applied.
Net interest expense increased $6.0 million during the three months ended June 2024 compared to the 2023 period. The increase in net interest expense in the three months ended June 2024 was primarily due to increased levels of short-term commercial paper borrowings at higher rates and a decrease in interest income due to lower international investment rates, partially offset by lower interest on long-term debt due to the repayment of €850.0 million ($907.1 million) of long-term notes
VF Corporation Q1 FY25 Form 10-Q 24

in September 2023. Total outstanding debt averaged $6.1 billion in the three months ended June 2024 and $6.8 billion in the same period in 2023, with weighted average interest rates of 3.7% and 3.1% in the three months ended June 2024 and 2023, respectively.
Other income (expense), net decreased $1.6 million during the three months ended June 2024 compared to the 2023 period. The decrease in the three months ended June 2024 was primarily due to a $3.3 million pension settlement charge in the three months ended June 2023, which resulted from lump-sum payments of retirement benefits in the supplemental defined benefit pension plan.
The effective income tax rate for the three months ended June 2024 was 13.0% compared to 7.8% in the 2023 period. The three months ended June 2024 included a net discrete tax expense of $7.1 million, which was comprised primarily of a $3.6 million net tax expense related to unrecognized tax benefits and interest and a $4.3 million tax expense related to stock compensation. Excluding the $7.1 million net discrete tax expense in the 2024 period, the effective income tax rate would have been 15.4%. The three months ended June 2023 included a net discrete tax expense of $0.2 million, which was comprised primarily of a $4.7 million net tax expense related to unrecognized tax benefits and interest, a $3.1 million tax expense related to stock compensation and a $7.5 million net tax benefit for interest on income tax receivables. Excluding the $0.2 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 8.2%. Without discrete items, the effective income tax rate for the three months ended June 2024 increased by 7.2% compared with the 2023 period primarily due to the jurisdictional mix of earnings and year-to-date losses generated in the current year, including non-deductible goodwill impairment.
As a result of the above, net loss in the three months ended June 2024 was $(258.9) million ($(0.67) per diluted share) compared to net loss of $(57.4) million ($(0.15) per diluted share) in the 2023 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. The primary financial measures used by management to evaluate the financial results of VF's reportable segments are segment revenues and segment profit. Segment profit comprises the operating income (loss) and other income (expense), net line items of each segment.
Refer to Note 13 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to loss before income taxes.
The following tables present a summary of the changes in segment revenues and profit (loss) in the three months ended June 2024 from the comparable period in 2023 and revenues by region for our Top 4 brands for the three months ended June 2024 and 2023:
Segment Revenues:

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Total
Segment revenues — 2023	$829.7	$1,066.0	$190.6	$2,086.3
Organic	(32.8)	(115.2)	(14.7)	(162.7)
Impact of foreign currency	(6.7)	(8.7)	(0.9)	(16.3)
Segment revenues — 2024	$790.2	$942.1	$175.0	$1,907.3
Segment Profit (Loss):

	Three Months Ended June
(In millions)	Outdoor	Active	Work	Total
Segment profit (loss) — 2023	$(43.7)	$123.8	$6.8	$87.0
Organic	(38.9)	(22.4)	(1.5)	(62.8)
Impact of foreign currency	(0.8)	(2.9)	—	(3.7)
Segment profit (loss) — 2024	$(83.4)	$98.5	$5.3	$20.5
Note: Amounts may not sum due to rounding.
25 VF Corporation Q1 FY25 Form 10-Q

Top Brand Revenues:
	Three Months Ended June 2024
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$250.5	$348.3	$113.1	$86.5	$798.4
Europe	160.1	154.3	84.9	18.5	417.8
Asia-Pacific	113.6	79.3	31.4	11.8	236.1
Global	$524.2	$581.8	$229.4	$116.8	$1,452.2

	Three Months Ended June 2023
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$279.9	$466.3	$111.2	$99.6	$957.0
Europe	171.1	159.2	100.8	19.0	450.1
Asia-Pacific	87.1	112.1	41.8	18.1	259.1
Global	$538.2	$737.5	$253.8	$136.6	$1,666.1
(a)The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended June

(Dollars in millions)	2024	2023	Percent Change
Segment revenues	$790.2	$829.7	(4.8)%
Segment profit (loss)	(83.4)	(43.7)	(91.1)%
Operating margin	(10.6)%	(5.3)%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Altra® and Icebreaker®.

Global revenues for Outdoor decreased 5% in the three months ended June 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. Revenues in the Americas region decreased 8%. Revenues in the Europe region decreased 8%. Revenues in the Asia-Pacific region increased 11%, including a 4% unfavorable impact from foreign currency and a 24% increase in Greater China (which includes Mainland China, Hong Kong and Taiwan), including a 4% unfavorable impact from foreign currency.
Global revenues for The North Face® brand decreased 3% in the three months ended June 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. The decrease in the three months ended June 2024 was driven by a decline in the Americas region, which decreased 10% compared to the 2023 period. Revenues in the Europe region decreased 6% in the three months ended June 2024. Revenues in the Asia-Pacific region increased 30% in the three months ended June 2024, including a 5% unfavorable impact from foreign currency.
Global revenues for the Timberland® brand decreased 14% in the three months ended June 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 16% in the three months ended June 2024, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 25% in the three months ended June 2024 compared to the 2023 period, including a 4% unfavorable impact from foreign currency. Revenue in the Americas region decreased 4% in the three months ended June 2024.
Global direct-to-consumer revenues for Outdoor increased 3% in the three months ended June 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. The increase was primarily due to The North Face® brand in the Europe and Asia-Pacific regions. Global wholesale revenues decreased 10% in the three months ended June 2024 compared to the 2023 period. The decrease includes a 1% unfavorable impact from foreign currency. The decrease was primarily driven by declines in the Americas and Europe regions across The North Face® and Timberland® brands.
Operating margin decreased in the three months ended June 2024 compared to the 2023 period, reflecting increased direct-to-consumer expenses and lower gross margin, primarily driven by higher promotional activity, partially offset by favorable pricing and mix.
VF Corporation Q1 FY25 Form 10-Q 26

Active

	Three Months Ended June

(Dollars in millions)	2024	2023	Percent Change
Segment revenues	$942.1	$1,066.0	(11.6)%
Segment profit	98.5	123.8	(20.4)%
Operating margin	10.5%	11.6%
The Active segment includes the following brands: Vans®, Supreme®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Global revenues for Active decreased 12% in the three months ended June 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. Revenues in the Americas region decreased 16%. Revenues in the Asia-Pacific region decreased 11%, including a 5% unfavorable impact from foreign currency, and a 27% decrease in Greater China, including a 2% unfavorable impact from foreign currency. Revenues in the Europe region decreased 3% including a 1% unfavorable impact from foreign currency.
Vans® brand global revenues decreased 21% in the three months ended June 2024 compared to the 2023 period. The overall decline was most significantly impacted by a 25% decrease in the Americas region for the three months ended June 2024. Revenues in the Asia-Pacific region decreased 29% in the three months ended June 2024, including a 2% unfavorable impact from foreign currency. Revenues in the Europe region decreased 3% in the three months ended June 2024.
Global direct-to-consumer revenues for Active decreased 16% in the three months ended June 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. The decrease was primarily driven by a decline in the Americas region, which decreased 21% in the three months ended June 2024. Global wholesale revenues decreased 6% in the three months ended June 2024, including a 1% unfavorable impact from foreign currency. The decrease was primarily due to a 7% decrease in the Americas region in the three months ended June 2024. Wholesale revenues in the Asia-Pacific region decreased 18% in the three months ended June 2024, and included a 2% unfavorable impact from foreign currency. Wholesale revenues in the Europe region increased 1% in the three months ended June 2024, including a 1% unfavorable impact from foreign currency.
Operating margin decreased in the three months ended June 2024 compared to the 2023 period, primarily reflecting lower leverage of operating expenses due to decreased revenues.
Work

	Three Months Ended June

(Dollars in millions)	2024	2023	Percent Change
Segment revenues	$175.0	$190.6	(8.2)%
Segment profit	5.3	6.8	(22.0)%
Operating margin	3.0%	3.6%
The Work segment includes the following brands: Dickies® and Timberland PRO®.

Global Work revenues decreased 8% in the three months ended June 2024 compared to the 2023 period. Revenues in the Americas region decreased 6%. Revenues in the Asia-Pacific region decreased 35%, including a 3% unfavorable impact from foreign currency. Revenues in the Europe region decreased 3%, including a 1% unfavorable impact from foreign currency.
Dickies® brand global revenues decreased 15% in the three months ended June 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. The decline in the three months ended June 2024 was primarily driven by a decrease in the Americas region of 13%, reflecting lower inventory replenishment and weakness with certain key U.S. wholesale customer accounts. The decline was also attributed to a decrease in the Asia-Pacific region of 35% in the three months ended June 2024, including a 3% unfavorable impact from foreign currency, primarily due to broad-based weakness in Greater China. Revenues in the Europe region decreased 3% in the three months ended June 2024, including a 1% unfavorable impact from foreign currency.
Operating margin decreased in the three months ended June 2024 compared to the 2023 period, primarily reflecting lower leverage of operating expenses due to decreased revenues.
27 VF Corporation Q1 FY25 Form 10-Q

Reconciliation of Segment Profit to Loss Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated loss before income taxes. These costs are (i) impairment of goodwill and indefinite-lived intangible assets, which was discussed in the “Consolidated Statements of Operations” section and is excluded from segment profit because these costs are not part of the ongoing operations of the respective businesses, (ii) corporate and other expenses, discussed below, and (iii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section.

	Three Months Ended June

(Dollars in millions)	2024	2023	Percent Change
Impairment of goodwill and intangible assets	$145.0	$—	100.0%
Corporate and other expenses	117.3	99.5	17.9%
Interest expense, net	55.7	49.7	12.0%
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses.
The increase in corporate and other expenses was primarily due to Reinvent charges and higher compensation costs, including performance-based compensation, partially offset by cost savings from Reinvent in the three months ended June 2024.

International

International revenues decreased 5% in the three months ended June 2024 compared to the 2023 period. Foreign currency had an unfavorable impact of 2% on international revenues in the three months ended June 2024.
Revenues in the Europe region decreased 5% in the three months ended June 2024. In the Asia-Pacific region, revenues decreased 3% in the three months ended June 2024. Foreign currency had an unfavorable impact of 5% on Asia-Pacific revenues in the three months ended June 2024. Revenues in
Greater China remained flat in the three months ended June 2024, including a 4% unfavorable impact from foreign currency. Revenues in the Americas (non-U.S.) region decreased 6% in the three months ended June 2024, including a 1% favorable impact from foreign currency.
International revenues were 51% and 49% of total revenues in the three-month periods ended June 2024 and 2023, respectively.

Direct-to-Consumer

Direct-to-consumer revenues decreased 10% in the three months ended June 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency.
VF's e-commerce business decreased 5% during the three months ended June 2024, including a 1% unfavorable impact from foreign currency. The decrease was primarily driven by declines in the e-commerce business in the Americas region, which decreased 8% in the three months ended June 2024.
Revenues from VF-operated retail stores decreased 14% during the three months ended June 2024, including a 1% unfavorable impact from foreign currency. There were 1,175 VF-operated retail stores at June 2024 compared to 1,250 at June 2023.
Direct-to-consumer revenues were 46% and 47% of total revenues in the three-month periods ended June 2024 and 2023, respectively.

Wholesale

Wholesale revenues decreased 8% in the three months ended June 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. The decrease was primarily driven by declines in the wholesale business in the Americas region.

Wholesale revenues were 54% and 53% of total revenues in the three-month periods ended June 2024 and 2023, respectively.
VF Corporation Q1 FY25 Form 10-Q 28

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at June 2024 compared to March 2024:
•Decrease in accounts receivable — primarily due to the seasonality of the business and the timing of collections.
•Increase in inventories — primarily due to the seasonality of the business.
•Increase in the current portion of long-term debt — due to the reclassification of $750.0 million of long-term notes due in April 2025.
•Increase in accounts payable — primarily due to the timing of payments to vendors and seasonality of inventory purchases.
•Decrease in accrued liabilities — primarily due to a decrease in returns allowances and lower accrued income taxes.
•Decrease in long-term debt — due to the reclassification of $750.0 million of long-term notes due in April 2025.
The following discussion refers to significant changes in balances at June 2024 compared to June 2023:
•Decrease in accounts receivable — primarily due to lower wholesale shipments.
•Decrease in inventories — driven by VF reducing elevated inventory levels, primarily in core and replenishment products.
•Increase in other currents assets — primarily due to higher prepaid income taxes.
•Decrease in property, plant and equipment, net — primarily due to asset disposals and write-downs.
•Decrease in goodwill — primarily due to $507.6 million in impairment charges related to the Timberland, Dickies and Icebreaker reporting units recorded in the third and fourth quarters of Fiscal 2024 and a $94.0 million impairment charge related to the Supreme reporting unit recorded in the first quarter of Fiscal 2025.
•Decrease in other assets — primarily due to the write-off of the $875.7 million income tax receivable in the second quarter of Fiscal 2024 due to the unfavorable decision in the Timberland tax case related to 2011 taxes and interest disputed with the Internal Revenue Service ("IRS").
•Increase in short-term borrowings — primarily due to an increase in commercial paper borrowings to support seasonal working capital requirements.
•Increase in the current portion of long-term debt — due to the reclassification of $750.0 million of long-term notes due in April 2025 and the reclassification of $1.0 billion of long-term debt due in December 2024 related to our delayed draw Term Loan ("DDTL"), partially offset by the repayment of €850.0 million ($907.1 million) of long-term notes in September 2023.
•Decrease in accounts payable — primarily due to the timing of payments to vendors and lower inventory purchases.
•Decrease in accrued liabilities — primarily due to lower accrued income taxes.
•Decrease in long-term debt — due to the reclassification of $750.0 million of long-term notes due in April 2025 and the reclassification of $1.0 billion of long-term debt due in December 2024 related to our DDTL.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	June	March	June
(Dollars in millions)	2024	2024	2023
Working capital	$(59.8)	$770.0	$1,397.1
Current ratio	1.0 to 1	1.2 to 1	1.4 to 1
Net debt to total capital	83.0%	80.3%	73.1%

The decrease in working capital and the current ratio at June 2024 compared to March 2024 was primarily due to a net increase in current liabilities driven by a higher current portion of long-term debt and higher accounts payable, as discussed in the "Consolidated Balance Sheets" section above. The decrease in working capital at June 2024 compared to June 2023 was primarily due to a net decrease in current assets driven by lower accounts receivable and inventories, and a net increase in current liabilities due to a higher current portion of long-term debt, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at June 2024 compared to March 2024 was driven by a decrease in stockholders' equity for the periods compared. The decrease in stockholders' equity was primarily driven by the net loss for the period and payments of dividends. The increase in the net debt to total capital ratio at June 2024 compared to June 2023 was driven by a decrease in stockholders' equity, partially offset by a decrease in net debt for the periods compared. The decrease in stockholders' equity was primarily driven by the net loss in the period and payments of dividends. The decrease in net debt at June 2024 compared to June 2023 was driven by the repayment of €850.0 million in aggregate principal amount of Senior Notes due in September 2023, partially offset by higher short-term borrowings, as discussed in the "Consolidated Balance Sheet" section above.
29 VF Corporation Q1 FY25 Form 10-Q

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
In summary, our cash flows were as follows:

	Three Months Ended June

(In thousands)	2024	2023
Cash provided by operating activities	$19,830	$163,575
Cash used by investing activities	(11,061)	(90,562)
Cash used by financing activities	(37,444)	(71,885)

Cash Provided by Operating Activities
Cash flows related to operating activities are dependent on net loss, adjustments to net loss and changes in working capital. The decrease in cash provided by operating activities in the three months ended June 2024 compared to June 2023 was primarily due to lower earnings for the periods compared and an increase in net cash used by working capital.
Cash Used by Investing Activities
The decrease in cash used by investing activities in the three months ended June 2024 was primarily due to proceeds from the sale of assets of $45.6 million in the period, primarily related to a sale leaseback transaction of a distribution center and sale of a corporate-owned aircraft. The decrease was also due to a decrease in capital expenditures of $36.6 million and a decrease in software purchases of $6.7 million in the three months ended June 2024 compared to the 2023 period.
Cash Used by Financing Activities
The decrease in cash used by financing activities during the three months ended June 2024 was primarily due to a $81.6 million decrease in dividends paid for the periods compared. The decrease was partially offset by a $47.3 million net decrease in short-term borrowings for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the three months ended June 2024 or the three months ended June 2023 under the share repurchase program authorized by VF's Board of Directors.
As of the end of June 2024, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on reducing leverage and optimizing the performance of the current portfolio.
Revolving Credit Facility, DDTL Agreement and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) that expires in November 2026. VF may request an unlimited number of one-year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions; however, granting of any extension is at the discretion of the lenders. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. The Global Credit Facility supports VF’s global commercial paper program for short-term, seasonal working capital requirements and general corporate purposes. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility and DDTL Agreement, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, as defined in the agreements as amended in August 2024 (effective for the three months ended June 2024), starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreements. The covenant calculation also excludes consolidated operating lease liabilities. Additionally, the amended agreements restrict the total amount of cash dividends and share repurchases to $500.0 million annually, on a calendar-year basis and require the repayment of the DDTL upon the completion of the sale of the Supreme® brand business. As of June 2024, VF was in compliance with all covenants.
VF has a global commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were $250.0 million in U.S. commercial paper borrowings as of June 2024. In addition to the U.S. commercial paper program, VF commenced a euro commercial paper borrowing program during the second quarter of Fiscal 2024. As of June 2024, there were no outstanding euro commercial paper borrowings under this program. Standby letters of credit issued under the Global Credit Facility as of June 2024 were $0.6 million, leaving approximately $2.0 billion available for borrowing against the Global Credit Facility at June 2024, subject to applicable financial covenants.
VF has $86.3 million of international lines of credit with various banks, which are uncommitted and may be terminated at any
VF Corporation Q1 FY25 Form 10-Q 30

time by either VF or the banks. Total outstanding balances under these arrangements were $13.7 million at June 2024.
Additionally, VF had $637.4 million of unrestricted cash and equivalents at June 2024.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date) are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At June 2024, March 2024 and June 2023, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $843.0 million, $485.0 million and $931.0 million, respectively, due to suppliers that are eligible to participate in the SCF program.
Rating Agencies
At the end of June 2024, VF’s long-term debt ratings were ‘BBB-’ by Standard & Poor’s ("S&P") Global Ratings and ‘Baa3' by Moody’s Investors Service ("Moody's"), and U.S. commercial paper ratings by those rating agencies were ‘A-3’ and ‘P-3’, respectively. The Moody's rating for VF's euro commercial paper was also 'P-3' at the end of June 2024. There is no active market for euro commercial paper based on VF's current rating. VF's credit rating outlook by both S&P and Moody's at the end of June 2024 was 'negative'.
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
Dividends
The Company paid cash dividends of $0.09 per share during the three months ended June 2024, and the Company declared a cash dividend of $0.09 per share that is payable in the second quarter of Fiscal 2025. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2024 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2024 that would require the use of funds. As of June 2024, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2024 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $818.0 million at the end of June 2024 primarily due to timing of inventory shipments and increased inventory levels.
Management believes that VF has sufficient liquidity and flexibility to operate its business and meet its current and long-term obligations as they become due.

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Management has chosen accounting policies it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Fiscal 2024 Form 10-K. There have been no material changes in VF's accounting policies from those disclosed in our Fiscal 2024 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2024 Form 10-K. Refer to Note 15 to VF's consolidated financial statements for additional information regarding VF's critical accounting policies and estimates during Fiscal 2025 related to fair value measurements.
31 VF Corporation Q1 FY25 Form 10-Q

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: the level of consumer demand for apparel and footwear; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s consumers and customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and finished products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; VF's ability to maintain the image, health and equity of its brands, including through investment in brand building and product innovation; intense competition from online retailers and other direct-to-consumer business risks; increasing pressure on margins; retail industry changes and challenges; VF's ability to execute our Reinvent transformation program and other business priorities, including measures to streamline and right-size our cost base and strengthen the balance sheet while reducing leverage, including any sale of the Supreme® brand business; VF’s ability to successfully establish a global commercial organization, and identify and capture efficiencies in our business model; any inability of VF or third parties on which we rely, to maintain the strength and security of information technology systems; the fact that VF’s facilities and systems, and those of third parties on which we rely, are frequent targets of cyber-attacks of varying levels of severity, and may in the future be vulnerable to such attacks, and any inability or failure by us or such third parties to anticipate or detect data or information security breaches or other cyber-attacks, including the cyber incident that was reported by VF in December 2023, could result in data or financial loss, reputational harm, business disruption, damage to our relationships with customers, consumers, employees and third parties on which we rely, litigation, regulatory investigations, enforcement actions or other negative impacts; any inability by VF or third parties on which we rely to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; VF’s ability to adopt new technologies, including artificial intelligence, in a competitive and responsible manner; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; actions of activist and other shareholders; VF's ability to recruit, develop or retain key executive or employee talent or successfully transition executives; continuity of members of VF’s management; changes in the availability and cost of labor; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment such as the impairment charges related to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions, integrate acquisitions and manage its brand portfolio, including the proposed sale of the Supreme® brand business; whether and when the required regulatory approvals for the proposed sale of the Supreme® brand business will be obtained, whether and when the closing conditions will be satisfied and whether and when the proposed sale of the Supreme® brand business will close, if at all; our ability to execute, and realize benefits, successfully, or at all, from the proposed sale of the Supreme® brand business; business resiliency in response to natural or man-made economic, public health, cyber, political or environmental disruptions; changes in tax laws and additional tax liabilities; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflicts in Ukraine and the Middle East and tensions between the U.S. and China; changes to laws and regulations; adverse or unexpected weather conditions, including any potential effects from climate change; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; VF's ability to pay and declare dividends or repurchase its stock in the future; climate change and increased focus on environmental, social and governance issues; VF's ability to execute on its sustainability strategy and achieve its sustainability-related goals and targets; risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus (COVID-19) global pandemic; and tax risks associated with the spin-off of our Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the Fiscal 2024 Form 10-K.
VF Corporation Q1 FY25 Form 10-Q 32

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
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
Information on VF's legal proceedings is set forth under Part I, "Item 3. Legal Proceedings” in the Fiscal 2024 Form 10-K. There have been no material changes to the legal proceedings from those described in the Fiscal 2024 Form 10-K.
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

ITEM 1A — RISK FACTORS.
You should carefully consider the risk factors set forth under Part I, “Item 1A. Risk Factors” in the Fiscal 2024 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in the Fiscal 2024 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Other than the risk factors identified below, there have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in the Fiscal 2024 Form 10-K.

BUSINESS AND OPERATIONAL RISKS

There are risks associated with VF’s acquisitions, divestitures and portfolio management, including our pending sale of the Supreme® brand business to EssilorLuxottica.
Any acquisitions, divestitures or mergers by VF, including our pending sale of the Supreme® brand business to EssilorLuxottica, will be accompanied by the risks commonly encountered in acquisitions or divestitures of companies, businesses or brands. These risks include, among other things, higher than anticipated acquisition or divestiture costs and expenses, the difficulty and expense of integrating or separating the operations, systems and personnel of the companies, businesses or brands, the loss of key employees and consumers as a result of changes in management or ownership, and slower progress toward environmental, social and governance goals given challenges with data acquisition and integration, the difficulty of accessing and disclosing sufficient environmental, social and governance data to comply with current and emerging environmental, social and governance regulations, and integration of environmental, social and governance initiatives overall. In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions or divestitures. Moreover, failure to effectively manage VF’s portfolio of brands in line with growth targets and shareholder expectations, including acquisition choices, integration approach, transaction pricing and divestiture timing could result in unfavorable impacts to growth and value creation.
Our acquisitions and divestitures may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges. We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities are not accurate, we may be exposed to losses that may be material.
On July 17, 2024, we announced that we entered into a definitive agreement for EssilorLuxottica to acquire the Supreme® brand business from VF for $1.5 billion in cash. The sale, which is expected to close by the end of calendar year 2024, is subject to customary closing conditions, including obtaining necessary regulatory approvals. We and EssilorLuxottica may be unable to satisfy such closing conditions in a timely manner or at all and, accordingly, the sale of the Supreme® brand business may be delayed or may not be completed. Failure to complete the sale of the Supreme® brand business could have a material and adverse effect on us, including by delaying our strategic and other objectives relating to the separation of the Supreme® brand business and adversely affecting our plans to use the proceeds from the sale. Even if the sale is completed, we may not realize some or all the expected benefits. In addition, executing the sale
33 VF Corporation Q1 FY25 Form 10-Q

of the Supreme® brand business will require significant time and attention from management, which could divert attention from the management of our operations and the pursuit of our business strategies.

FINANCIAL RISKS

VF's balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, such as the recent impairment charges related to the Supreme reporting unit goodwill and indefinite-lived intangible asset.
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
During the first quarter of Fiscal 2025, VF determined that a triggering event had occurred requiring impairment testing of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. Our assessment gave consideration to the ongoing negotiations to sell the Supreme reporting unit. As a result of the impairment testing performed, VF recorded impairment charges of $94.0 million and $51.0 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively. The goodwill impairment charge related to the estimates of fair value subsequently confirmed by the transaction price in the definitive agreement for EssilorLuxottica to acquire the Supreme® brand business signed on July 16, 2024, and the indefinite-lived trademark intangible asset impairment charge related to an increase in the market-based discount rate applied.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended June 29, 2024 under the share repurchase program authorized by VF’s Board of Directors in 2017.

First Quarter Fiscal 2025	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
March 31 - April 27, 2024	—	$—	—	$2,486,971,057
April 28 - May 25, 2024	—	—	—	2,486,971,057
May 26 - June 29, 2024	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for reducing leverage and investments in organic growth.

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended June 29, 2024, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
VF Corporation Q1 FY25 Form 10-Q 34

ITEM 6 — EXHIBITS.

2.1+	Stock and Asset Purchase Agreement dated as of July 16, 2024 between V.F. Corporation and EssilorLuxottica S.A. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 17, 2024)
10.1*	1996 Stock Compensation Plan, as amended and restated as of May 14, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 24, 2024)
10.2*	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate
10.3*	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors
10.4*	Form of Award Certificate for Performance-Based Restricted Stock Units
10.5*	Form of Award Certificate for Stock Units for Non-Employee Directors
10.6*	Form of Award Certificate for Restricted Stock Units
10.7*	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting)
10.8*	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting)
10.9*	2004 Long-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of May 13, 2024
10.10	Amendment No. 4 to Revolving Credit Agreement, dated as of August 2, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2024)
10.11	Amendment No. 2 to Term Loan Agreement, dated as of August 2, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2024)
31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
+	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VF hereby agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.
*	Management compensation plans

35 VF Corporation Q1 FY25 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Paul Vogel
Paul Vogel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2024	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
VF Corporation Q1 FY25 Form 10-Q 36