Form 10-Q
period 2024-09-28
V F CORP
filed 2024-10-30
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 26, 2024, there were 389,318,655 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2024	March 2024	September 2023
ASSETS
Current assets
Cash and equivalents	$492,164	$656,376	$484,825
Accounts receivable, less allowance for doubtful accounts of: September 2024 - $35,674; March 2024 - $26,369; September 2023 - $28,040	1,820,197	1,263,329	1,881,531
Inventories	2,082,918	1,697,823	2,405,291
Other current assets	472,595	493,194	358,124
Current assets of discontinued operations	1,590,984	116,225	113,791
Total current assets	6,458,858	4,226,947	5,243,562
Property, plant and equipment, net	755,802	788,992	885,882
Intangible assets, net	1,774,694	1,776,482	1,778,795
Goodwill	651,934	645,356	1,145,869
Operating lease right-of-use assets	1,313,030	1,255,074	1,248,524
Other assets	1,265,320	1,210,470	1,143,728
Other assets of discontinued operations	—	1,709,642	1,695,992
TOTAL ASSETS	$12,219,638	$11,612,963	$13,142,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$463,200	$263,938	$1,023,276
Current portion of long-term debt	1,750,097	1,000,721	966
Accounts payable	1,134,637	788,477	961,667
Accrued liabilities	1,486,706	1,323,982	1,486,757
Current liabilities of discontinued operations	147,791	79,861	72,167
Total current liabilities	4,982,431	3,456,979	3,544,833
Long-term debt	4,028,549	4,702,284	5,656,725
Operating lease liabilities	1,136,605	1,087,304	1,066,933
Other liabilities	665,686	636,090	598,409
Other liabilities of discontinued operations	—	71,941	65,407
Total liabilities	10,813,271	9,954,598	10,932,307
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2024, March 2024 or September 2023	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2024 - 389,283,419; March 2024 - 388,836,219; September 2023 - 388,883,825	97,321	97,209	97,221
Additional paid-in capital	3,565,198	3,600,071	3,638,029
Accumulated other comprehensive loss	(1,070,580)	(1,064,331)	(1,011,705)
Accumulated deficit	(1,185,572)	(974,584)	(513,500)
Total stockholders’ equity	1,406,367	1,658,365	2,210,045
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,219,638	$11,612,963	$13,142,352

See notes to consolidated financial statements.
3 VF Corporation Q2 FY25 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2024	2023	2024	2023
Net revenues	$2,757,948	$2,920,123	$4,527,008	$4,888,186
Costs and operating expenses
Cost of goods sold	1,317,391	1,430,194	2,180,773	2,369,828
Selling, general and administrative expenses	1,166,654	1,139,390	2,195,352	2,197,668
Total costs and operating expenses	2,484,045	2,569,584	4,376,125	4,567,496
Operating income	273,903	350,539	150,883	320,690
Interest income	3,678	4,548	7,073	9,665
Interest expense	(46,366)	(45,659)	(90,708)	(86,352)
Other income (expense), net	(660)	(2,183)	(2,146)	(5,826)
Income from continuing operations before income taxes	230,555	307,245	65,102	238,177
Income tax expense	28,046	758,887	14,620	752,794
Income (loss) from continuing operations	202,509	(451,642)	50,482	(514,617)
Income (loss) from discontinued operations, net of tax	(150,331)	945	(257,190)	6,495
Net income (loss)	$52,178	$(450,697)	$(206,708)	$(508,122)
Earnings (loss) per common share - basic
Continuing operations	$0.52	$(1.16)	$0.13	$(1.33)
Discontinued operations	(0.39)	—	(0.66)	0.02
Total earnings (loss) per common share - basic	$0.13	$(1.16)	$(0.53)	$(1.31)
Earnings (loss) per common share - diluted
Continuing operations	$0.52	$(1.16)	$0.13	$(1.33)
Discontinued operations	(0.38)	—	(0.66)	0.02
Total earnings (loss) per common share - diluted	$0.13	$(1.16)	$(0.53)	$(1.31)
Weighted average shares outstanding
Basic	389,044	388,338	388,892	388,249
Diluted	390,945	388,338	390,198	388,249

See notes to consolidated financial statements.
VF Corporation Q2 FY25 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands)	2024	2023	2024	2023
Net income (loss)	$52,178	$(450,697)	$(206,708)	$(508,122)
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(4,519)	17,094	(20,292)	564
Income tax effect	22,417	(22,383)	18,737	(19,002)
Defined benefit pension plans
Current period actuarial gains	—	3,742	—	4,743
Amortization of net deferred actuarial losses	5,051	4,170	10,097	8,402
Amortization of deferred prior service credits	(150)	(137)	(294)	(272)
Reclassification of net actuarial loss from settlement charges	—	7	—	3,299
Income tax effect	(1,287)	(2,209)	(2,557)	(4,118)
Derivative financial instruments
Gains (losses) arising during the period	(54,435)	59,895	(34,414)	37,155
Income tax effect	6,597	(9,852)	2,361	(5,714)
Reclassification of net (gains) losses realized	10,685	(10,238)	24,414	(20,918)
Income tax effect	(1,312)	1,735	(4,301)	3,674
Other comprehensive income (loss)	(16,953)	41,824	(6,249)	7,813
Comprehensive income (loss)	$35,225	$(408,873)	$(212,957)	$(500,309)

See notes to consolidated financial statements.
5 VF Corporation Q2 FY25 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2024	2023
OPERATING ACTIVITIES
Net loss	$(206,708)	$(508,122)
Income (loss) from discontinued operations, net of tax	(257,190)	6,495
Income (loss) from continuing operations, net of tax	50,482	(514,617)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	126,396	136,936
Reduction in the carrying amount of right-of-use assets	179,206	183,335
Stock-based compensation	30,648	29,818
Provision for doubtful accounts	11,366	5,585
Pension expense in excess of (less than) contributions	4,028	(10,151)
Deferred income taxes	(7,237)	(256,048)
Write-off of income tax receivables and interest	—	921,409
Other, net	(24,132)	3,024
Changes in operating assets and liabilities:
Accounts receivable	(553,730)	(317,214)
Inventories	(362,748)	(201,998)
Accounts payable	328,418	63,721
Income taxes	(72,070)	41,018
Accrued liabilities	136,881	83,125
Operating lease right-of-use assets and liabilities	(176,754)	(185,140)
Other assets and liabilities	27,423	(43,523)
Cash used by operating activities - continuing operations	(301,823)	(60,720)
Cash provided by operating activities - discontinued operations	20,052	41,459
Cash used by operating activities	(281,771)	(19,261)
INVESTING ACTIVITIES
Proceeds from sale of assets	76,683	281
Capital expenditures	(45,953)	(93,833)
Software purchases	(25,727)	(41,150)
Other, net	(21,424)	(11,026)
Cash used by investing activities - continuing operations	(16,421)	(145,728)
Cash used by investing activities - discontinued operations	(4,413)	(4,003)
Cash used by investing activities	(20,834)	(149,731)
FINANCING ACTIVITIES
Net increase in short-term borrowings	199,262	1,017,895
Payments on long-term debt	(551)	(907,656)
Payment of debt issuance costs	—	(576)
Cash dividends paid	(70,048)	(233,172)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	(2,689)	(2,392)
Cash provided (used) by financing activities	125,974	(125,901)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	14,304	(21,190)
Net change in cash, cash equivalents and restricted cash	(162,327)	(316,083)
Cash, cash equivalents and restricted cash – beginning of year	676,957	816,319
Cash, cash equivalents and restricted cash – end of period	$514,630	$500,236
Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q2 FY25 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2024	2023
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$492,164	$484,825
Other current assets	2,154	1,197
Current and other assets of discontinued operations	20,312	14,206
Other assets	—	8
Total cash, cash equivalents and restricted cash	$514,630	$500,236

See notes to consolidated financial statements.
7 VF Corporation Q2 FY25 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 2024
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2024	389,181,642	$97,295	$3,580,175	$(1,053,627)	$(1,235,938)	$1,387,905
Net income (loss)	—	—	—	—	52,178	52,178
Dividends on Common Stock ($0.09 per share)	—	—	(35,033)	—	—	(35,033)
Stock-based compensation, net	101,777	26	20,056	—	(1,812)	18,270
Foreign currency translation and other	—	—	—	17,898	—	17,898
Defined benefit pension plans	—	—	—	3,614	—	3,614
Derivative financial instruments	—	—	—	(38,465)	—	(38,465)
Balance, September 2024	389,283,419	$97,321	$3,565,198	$(1,070,580)	$(1,185,572)	$1,406,367

	Three Months Ended September 2023
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2023	388,836,545	$97,209	$3,733,777	$(1,053,529)	$(60,694)	$2,716,763
Net income (loss)	—	—	—	—	(450,697)	(450,697)
Dividends on Common Stock ($0.30 per share)	—	—	(116,597)	—	—	(116,597)
Stock-based compensation, net	47,280	12	20,849	—	(2,109)	18,752
Foreign currency translation and other	—	—	—	(5,289)	—	(5,289)
Defined benefit pension plans	—	—	—	5,573	—	5,573
Derivative financial instruments	—	—	—	41,540	—	41,540
Balance, September 2023	388,883,825	$97,221	$3,638,029	$(1,011,705)	$(513,500)	$2,210,045

Continued on next page.

See notes to consolidated financial statements.

VF Corporation Q2 FY25 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended September 2024
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2024	388,836,219	$97,209	$3,600,071	$(1,064,331)	$(974,584)	$1,658,365
Net income (loss)	—	—	—	—	(206,708)	(206,708)
Dividends on Common Stock ($0.18 per share)	—	—	(70,048)	—	—	(70,048)
Stock-based compensation, net	447,200	112	35,175	—	(4,280)	31,007
Foreign currency translation and other	—	—	—	(1,555)	—	(1,555)
Defined benefit pension plans	—	—	—	7,246	—	7,246
Derivative financial instruments	—	—	—	(11,940)	—	(11,940)
Balance, September 2024	389,283,419	$97,321	$3,565,198	$(1,070,580)	$(1,185,572)	$1,406,367

	Six Months Ended September 2023
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2023	388,665,531	$97,166	$3,775,979	$(1,019,518)	$57,086	$2,910,713
Net income (loss)	—	—	—	—	(508,122)	(508,122)
Dividends on Common Stock ($0.60 per share)	—	—	(176,086)	—	(57,086)	(233,172)
Stock-based compensation, net	218,294	55	38,136	—	(5,378)	32,813
Foreign currency translation and other	—	—	—	(18,438)	—	(18,438)
Defined benefit pension plans	—	—	—	12,054	—	12,054
Derivative financial instruments	—	—	—	14,197	—	14,197
Balance, September 2023	388,883,825	$97,221	$3,638,029	$(1,011,705)	$(513,500)	$2,210,045

See notes to consolidated financial statements.
9 VF Corporation Q2 FY25 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q2 FY25 Form 10-Q 10

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2024 through March 29, 2025 (“Fiscal 2025”). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2025. For presentation purposes herein, all references to periods ended September 2024 and September 2023 relate to the fiscal periods ended on September 28, 2024 and September 30, 2023, respectively. References to March 2024 relate to information as of March 30, 2024.
Basis of Presentation
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement (the "Purchase Agreement") with EssilorLuxottica S.A. to sell the Supreme® brand business ("Supreme"). On October 1, 2024, VF completed the sale of Supreme. During the three months ended September 2024, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, beginning in the second quarter of Fiscal 2025, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. These changes have been applied to all periods presented.
Unless otherwise noted, discussion within these notes to the interim consolidated financial statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.
Certain prior year amounts have been reclassified to conform to the Fiscal 2025 presentation.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended September 2024 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2025. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 30, 2024 (“Fiscal 2024 Form 10-K”).
Use of Estimates
In preparing the interim consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the interim consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
NOTE 2 — RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires companies with supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of the financial statements to understand the nature of, activity in, and potential magnitude of the program. The guidance became effective for VF in the first quarter of Fiscal 2024, except for the rollforward information that will be effective for annual periods beginning in Fiscal 2025 on a prospective basis. The Company adopted the required guidance in the first quarter of Fiscal 2024 and will disclose the rollforward information in our Annual Report on Form 10-K for the year ended March 29, 2025. Refer to Note 9 for disclosures related to the Company's supply chain financing program.
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
11 VF Corporation Q2 FY25 Form 10-Q

NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	September 2024	March 2024	September 2023
Contract assets (a)	$4,392	$2,393	$3,267
Contract liabilities (b)	66,693	66,130	60,664
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three and six months ended September 2024, the Company recognized $52.4 million and $97.4 million, respectively, of revenue that was included in the contract liability balance during the periods, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of September 2024, the Company expects to recognize $69.7 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of September 2024, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended September 2024
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$1,204,940	$442,863	$179,993	$1,827,796
Direct-to-consumer	450,858	430,261	33,818	914,937
Royalty	2,874	6,643	5,698	15,215
Total	$1,658,672	$879,767	$219,509	$2,757,948

Geographic revenues
Americas	$703,094	$482,634	$170,130	$1,355,858
Europe	651,870	323,038	34,647	1,009,555
Asia-Pacific	303,708	74,095	14,732	392,535
Total	$1,658,672	$879,767	$219,509	$2,757,948
VF Corporation Q2 FY25 Form 10-Q 12

	Three Months Ended September 2023
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$1,275,543	$437,003	$192,620	$1,905,166
Direct-to-consumer	433,071	524,429	39,957	997,457
Royalty	5,065	6,739	5,696	17,500
Total	$1,713,679	$968,171	$238,273	$2,920,123

Geographic revenues
Americas	$795,748	$523,464	$186,868	$1,506,080
Europe	657,206	351,606	33,946	1,042,758
Asia-Pacific	260,725	93,101	17,459	371,285
Total	$1,713,679	$968,171	$238,273	$2,920,123

	Six Months Ended September 2024
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$1,646,821	$878,111	$316,637	$2,841,569
Direct-to-consumer	796,148	791,993	67,751	1,655,892
Royalty	5,902	13,561	10,084	29,547
Total	$2,448,871	$1,683,665	$394,472	$4,527,008

Geographic revenues
Americas	$1,076,494	$940,290	$314,773	$2,331,557
Europe	916,051	572,671	53,169	1,541,891
Asia-Pacific	456,326	170,704	26,530	653,560
Total	$2,448,871	$1,683,665	$394,472	$4,527,008

	Six Months Ended September 2023
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$1,765,474	$899,266	$338,789	$3,003,529
Direct-to-consumer	769,404	1,003,779	79,611	1,852,794
Royalty	8,498	12,862	10,503	31,863
Total	$2,543,376	$1,915,907	$428,903	$4,888,186

Geographic revenues
Americas	$1,200,154	$1,084,277	$340,439	$2,624,870
Europe	945,427	608,679	52,947	1,607,053
Asia-Pacific	397,795	222,951	35,517	656,263
Total	$2,543,376	$1,915,907	$428,903	$4,888,186
13 VF Corporation Q2 FY25 Form 10-Q

NOTE 4 — DISCONTINUED OPERATIONS

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.
Supreme
On July 16, 2024, VF entered into a Purchase Agreement with EssilorLuxottica S.A. to sell Supreme for an aggregate base purchase price of $1.5 billion, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses as more fully set forth in the Purchase Agreement. On October 1, 2024, VF completed the sale of Supreme. VF received proceeds of $1.5 billion, subject to post closing adjustments, and recognized an after-tax estimated loss on sale of Supreme of $124.8 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations for the three and six months ended September 2024. VF used a portion of the net cash proceeds to prepay $1.0 billion of its delayed draw Term Loan ("DDTL") pursuant to the terms of the DDTL Agreement, as amended, which required repayment within ten business days of VF’s receipt of the net cash proceeds from the sale of Supreme.
During the three months ended September 2024, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, beginning in the second quarter of Fiscal 2025, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. These changes have been applied to all periods presented.
The results of Supreme were previously reported in the Active segment. The results of Supreme recorded in the income (loss) from discontinued operations, net of tax line item in the
Consolidated Statements of Operations were losses of $150.3 million (including an after-tax estimated loss on sale of $124.8 million) and $257.2 million (including an after-tax estimated loss on sale of $124.8 million and goodwill and intangible asset impairment charges of $145.0 million) for the three and six months ended September 2024, respectively, and income of $0.9 million and $6.5 million for the three and six months ended September 2023, respectively.
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
Under the terms of a transition services agreement, the Company will provide certain post-closing accounting, tax, treasury, digital technology, supply chain and human resource services on a transitional basis for periods generally up to 12 months from the closing date of the transaction. Under the terms of a secondment agreement, certain employees associated with the Supreme business will remain employees of VF and work exclusively in support of Supreme, and at Supreme's expense, through the end of Fiscal 2025.
Certain corporate overhead costs and segment costs previously allocated to the Supreme brand for segment reporting purposes did not qualify for classification within discontinued operations and have been allocated to continuing operations. In addition, interest expense and the related interest rate swap impact for the DDTL were reallocated to discontinued operations due to the requirement within the DDTL Agreement, as amended, that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for Supreme that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

(In thousands)	2024	2023	2024	2023
Net revenues	$101,253	$114,116	$239,494	$232,389
Cost of goods sold	41,688	48,834	93,949	94,469
Selling, general and administrative expenses	50,700	52,894	108,553	104,675
Impairment of goodwill and intangible assets	—	—	145,000	—
Interest expense, net (a)	(16,037)	(14,533)	(30,767)	(28,676)
Other income (expense), net	447	(1,327)	(17)	(1,251)
Income (loss) from discontinued operations before income taxes	(6,725)	(3,472)	(138,792)	3,318
Estimated loss on the sale of discontinued operations before income taxes	(132,538)	—	(132,538)	—
Total income (loss) from discontinued operations before income taxes	(139,263)	(3,472)	(271,330)	3,318
Income tax expense (benefit)	11,068	(4,417)	(14,140)	(3,177)
Income (loss) from discontinued operations, net of tax	$(150,331)	$945	$(257,190)	$6,495
(a)As noted above, interest expense and the related interest rate swap impact for the DDTL were reallocated to discontinued operations.
VF Corporation Q2 FY25 Form 10-Q 14

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	September 2024	March 2024	September 2023
Cash and equivalents	$20,188	$18,229	$14,087
Accounts receivable, net	13,066	10,636	8,273
Inventories	89,779	68,543	75,760
Other current assets	18,910	18,817	15,671
Property, plant and equipment, net	36,166	34,894	30,689
Intangible assets, net	801,000	852,000	852,000
Goodwill	724,800	815,058	815,351
Operating lease right-of-use assets	86,465	75,287	59,119
Other assets	19,157	19,882	28,348
Deferred income tax assets (a)	(86,009)	(87,479)	(89,515)
Allowance to reduce assets to estimated fair value, less costs to sell	(132,538)	—	—
Total assets of discontinued operations	$1,590,984	$1,825,867	$1,809,783

Accounts payable	$27,665	$28,651	$31,244
Accrued liabilities	38,872	51,210	40,923
Operating lease liabilities	78,723	69,554	54,725
Other liabilities	2,531	2,387	10,682
Total liabilities of discontinued operations	$147,791	$151,802	$137,574
(a)    Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.
NOTE 5 — INVENTORIES

(In thousands)	September 2024	March 2024	September 2023
Finished products	$2,046,494	$1,658,168	$2,362,262
Work-in-process	36,324	39,539	42,482
Raw materials	100	116	547
Total inventories	$2,082,918	$1,697,823	$2,405,291
NOTE 6 — INTANGIBLE ASSETS

			September 2024			March 2024
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$265,950	$196,927	$69,023	$74,963
Indefinite-lived intangible assets:
Trademarks and trade names					1,705,671	1,701,519
Intangible assets, net					$1,774,694	$1,776,482

Amortization expense for the three and six months ended September 2024 was $3.4 million and $6.7 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2025 is $13.3 million, $12.3 million, $11.9 million, $10.9 million and $9.9 million, respectively.
15 VF Corporation Q2 FY25 Form 10-Q

NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2024	$205,868	$387,988	$51,500	$645,356
Foreign currency translation	2,013	4,565	—	6,578
Balance, September 2024	$207,881	$392,553	$51,500	$651,934

Accumulated impairment charges for the Outdoor and Work segments were $769.0 million and $61.8 million, respectively, as of September 2024 and March 2024. No impairment charges were recorded during the six months ended September 2024.
NOTE 8 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and gains recognized from sale leaseback transactions. The components of lease cost were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2024	2023	2024	2023
Operating lease cost	$103,942	$102,157	$204,553	$204,446
Other lease cost	30,863	36,962	53,110	72,274
Total lease cost	$134,805	$139,119	$257,663	$276,720
During the six months ended September 2024, the Company entered into a sale leaseback transaction for certain warehouse real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of $15.5 million in the selling, general and administrative expenses line item in VF's Consolidated Statement of Operations for the six months ended September 2024.
During the six months ended September 2024 and 2023, the Company paid $211.8 million and $209.3 million for operating leases, respectively. During the six months ended September 2024 and 2023, the Company obtained $227.9 million and $139.1 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 9 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date), are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At September 2024, March 2024 and September 2023, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $804.9 million, $485.0 million and $688.0 million, respectively, due to suppliers that are eligible to participate in the SCF program.
VF Corporation Q2 FY25 Form 10-Q 16

NOTE 10 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2024	2023	2024	2023
Service cost – benefits earned during the period	$2,498	$2,237	$4,906	$4,429
Interest cost on projected benefit obligations	11,715	11,775	23,395	23,587
Expected return on plan assets	(15,334)	(15,902)	(30,630)	(31,779)
Settlement charges	—	7	—	3,299
Amortization of deferred amounts:
Net deferred actuarial losses	5,051	4,170	10,097	8,402
Deferred prior service credits	(150)	(137)	(294)	(272)
Net periodic pension cost	$3,780	$2,150	$7,474	$7,666

VF has reported the service cost component of net periodic pension cost in operating income and the other components, which include interest cost, expected return on plan assets, settlement charges and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $3.4 million to its defined benefit plans during the six months ended September 2024, and intends to make approximately $12.7 million of contributions during the remainder of Fiscal 2025.
VF recorded $3.3 million in settlement charges in the other income (expense), net line item in the Consolidated Statement of Operations for the six months ended September 2023. The settlement charges related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate.
NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the six months ended September 2024, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of September 2024, March 2024 or September 2023. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings (accumulated deficit).
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

(In thousands)	September 2024	March 2024	September 2023
Foreign currency translation and other	$(869,994)	$(868,439)	$(878,089)
Defined benefit pension plans	(175,087)	(182,333)	(155,638)
Derivative financial instruments	(25,499)	(13,559)	22,022
Accumulated other comprehensive loss	$(1,070,580)	$(1,064,331)	$(1,011,705)
17 VF Corporation Q2 FY25 Form 10-Q

The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended September 2024
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2024	$(887,892)	$(178,701)	$12,966	$(1,053,627)
Other comprehensive income (loss) before reclassifications	17,898	(26)	(47,838)	(29,966)
Amounts reclassified from accumulated other comprehensive loss	—	3,640	9,373	13,013
Net other comprehensive income (loss)	17,898	3,614	(38,465)	(16,953)
Balance, September 2024	$(869,994)	$(175,087)	$(25,499)	$(1,070,580)

	Three Months Ended September 2023
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2023	$(872,800)	$(161,211)	$(19,518)	$(1,053,529)
Other comprehensive income (loss) before reclassifications	(5,289)	2,676	50,043	47,430
Amounts reclassified from accumulated other comprehensive loss	—	2,897	(8,503)	(5,606)
Net other comprehensive income (loss)	(5,289)	5,573	41,540	41,824
Balance, September 2023	$(878,089)	$(155,638)	$22,022	$(1,011,705)

	Six Months Ended September 2024
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2024	$(868,439)	$(182,333)	$(13,559)	$(1,064,331)
Other comprehensive loss before reclassifications	(1,555)	(36)	(32,053)	(33,644)
Amounts reclassified from accumulated other comprehensive loss	—	7,282	20,113	27,395
Net other comprehensive income (loss)	(1,555)	7,246	(11,940)	(6,249)
Balance, September 2024	$(869,994)	$(175,087)	$(25,499)	$(1,070,580)

	Six Months Ended September 2023
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2023	$(859,651)	$(167,692)	$7,825	$(1,019,518)
Other comprehensive income (loss) before reclassifications	(18,438)	3,764	31,441	16,767
Amounts reclassified from accumulated other comprehensive loss	—	8,290	(17,244)	(8,954)
Net other comprehensive income (loss)	(18,438)	12,054	14,197	7,813
Balance, September 2023	$(878,089)	$(155,638)	$22,022	$(1,011,705)
VF Corporation Q2 FY25 Form 10-Q 18

Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended September		Six Months Ended September
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2024	2023	2024	2023
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(5,051)	$(4,170)	$(10,097)	$(8,402)
Deferred prior service credits	Other income (expense), net	150	137	294	272
Pension settlement charges	Other income (expense), net	—	(7)	—	(3,299)
Total before tax		(4,901)	(4,040)	(9,803)	(11,429)
Tax benefit		1,261	1,143	2,521	3,139
Net of tax		(3,640)	(2,897)	(7,282)	(8,290)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(7,851)	(516)	(12,182)	574
Foreign exchange contracts	Cost of goods sold	(4,001)	9,399	(14,127)	17,474
Foreign exchange contracts	Selling, general and administrative expenses	(47)	1,007	(455)	2,308
Foreign exchange contracts	Other income (expense), net	53	(750)	(3)	(1,261)
Interest rate contracts	Interest expense	27	27	54	54
Interest rate contracts	Income (loss) from discontinued operations, net of tax	1,134	1,071	2,299	1,769
Total before tax		(10,685)	10,238	(24,414)	20,918
Tax benefit (expense)		1,312	(1,735)	4,301	(3,674)
Net of tax		(9,373)	8,503	(20,113)	17,244
Total reclassifications for the period, net of tax		$(13,013)	$5,606	$(27,395)	$8,954
19 VF Corporation Q2 FY25 Form 10-Q

NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the six months ended September 2024, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 6,415,325 shares of its Common Stock at a weighted average exercise price of $13.08 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest and become exercisable in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Six Months Ended September 2024
Expected volatility	37% to 53%
Weighted average expected volatility	47%
Expected term (in years)	5.5 to 7.3
Weighted average dividend yield	2.2%
Risk-free interest rate	3.80% to 5.43%
Weighted average fair value at date of grant	$5.22

During the six months ended September 2024, VF granted 1,510,938 performance-based restricted stock units ("RSUs") to executives that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The weighted average fair market value of VF Common Stock at the dates the units were granted was $16.51 per share. Each performance-based RSU has a potential final payout ranging from zero to two and one-quarter shares of VF Common Stock. The number of shares earned by participants, if any, is based on the achievement of financial targets and relative total shareholder return ("TSR") targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The financial targets are based on the average, for the three years of the performance cycle, of the annual levels of achievement of VF's total revenue, weighted 50%, and the average, for the three years of the performance cycle, of the annual levels of achievement of VF's gross margin, weighted 50%. Furthermore, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's TSR over the three-year period compares to the TSR for companies included in the
Standard & Poor's 600 Consumer Discretionary Sector Index, resulting in a maximum payout of 225% of the target award. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $2.05 per share.
During the six months ended September 2024, VF granted 92,384 nonperformance-based stock units to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The weighted average fair market value of VF Common Stock at the dates the units were granted was $16.42 per share.
In addition, VF granted 3,249,172 nonperformance-based RSUs to employees during the six months ended September 2024. These units generally vest over periods up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $16.58 per share.
NOTE 13 — INCOME TAXES

The effective income tax rate for the six months ended September 2024 was 22.5% compared to 316.1% in the 2023 period. The six months ended September 2024 included a net discrete tax benefit of $5.8 million, which was comprised primarily of a $9.5 million net tax benefit related to unrecognized tax benefits and interest, and a $5.3 million tax expense related to stock compensation. Excluding the $5.8 million net discrete tax benefit in the 2024 period, the effective income tax rate would have been 31.4%. The six months ended September 2023 included a net discrete tax expense of $703.3 million, primarily related to the tax effects of decisions in the Timberland tax case and Belgium excess profits ruling, which are discussed further below. Excluding the $703.3 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 20.8%. Without discrete items, the effective income tax rate for the six months ended September 2024 increased by 10.6% compared with the 2023 period primarily due to disproportionate year-to-date losses in jurisdictions with no tax benefit, as well as the jurisdictional mix of earnings.
As previously reported, VF petitioned the U.S. Tax Court (the "Tax Court”) to resolve an Internal Revenue Service ("IRS") dispute regarding the timing of income inclusion associated with VF’s acquisition of The Timberland Company in September 2011. While the IRS argued that all such income should have been immediately included in 2011, VF reported periodic income inclusions in subsequent tax years. In Fiscal 2023, the Tax Court issued its final decision in favor of the IRS, which was appealed by VF. On October 19, 2022, VF paid $875.7 million related to the 2011 taxes and interest being disputed, which was recorded as an income tax receivable and began to accrue interest income. These amounts were included in the other assets line item in VF's Consolidated Balance Sheet, based on our assessment of the position under the more-likely-than-not standard of the accounting literature. On September 8, 2023, the U.S. Court of
VF Corporation Q2 FY25 Form 10-Q 20

Appeals for the First Circuit (“Appeals Court”) upheld the Tax Court’s decision in favor of the IRS. As a result of the Appeals Court decision, VF determined that its position no longer met the more-likely-than-not threshold, and thus wrote off the related income tax receivable and associated interest and recorded $690.0 million of income tax expense in the three months ended September 2023. This amount included the reversal of $19.6 million of interest income, of which $7.5 million was recorded in the first quarter of Fiscal 2024. This amount reflects the total estimated net impact to VF’s tax expense, which includes the expected reduction in taxes paid on the periodic inclusions that VF has reported, release of related deferred tax liabilities, and consideration of indirect tax effects resulting from the decision. The estimated impact is subject to future adjustments based on finalization with tax authorities.
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
During the six months ended September 2024, the amount of net unrecognized tax benefits and associated interest decreased by $6.3 million to $296.5 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $5.0 million due to settlement of audits and expiration of statutes of limitations, of which $1.8 million would reduce income tax expense.
NOTE 14 — REPORTABLE SEGMENT INFORMATION
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
The Company's reportable segments have been identified as: Outdoor, Active and Work.
Financial information for VF's reportable segments is as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2024	2023	2024	2023
Segment revenues:
Outdoor	$1,658,672	$1,713,679	$2,448,871	$2,543,376
Active	879,767	968,171	1,683,665	1,915,907
Work	219,509	238,273	394,472	428,903
Total segment revenues	$2,757,948	$2,920,123	$4,527,008	$4,888,186
Segment profit:
Outdoor	$287,414	$296,750	$203,999	$253,089
Active	103,659	121,189	172,759	222,324
Work	20,408	8,515	25,736	15,346
Total segment profit	411,481	426,454	402,494	490,759
Corporate and other expenses	(138,238)	(78,098)	(253,757)	(175,895)
Interest expense, net (a)	(42,688)	(41,111)	(83,635)	(76,687)
Income from continuing operations before income taxes	$230,555	$307,245	$65,102	$238,177
(a)Interest expense and the related interest rate swap impact for the DDTL, which totaled $16.2 million and $31.1 million for the three and six months ended September 2024, respectively, and $14.8 million and $29.3 million for the three and six months ended September 2023, respectively, were reallocated to discontinued operations due to the requirement within the DDTL's amended agreement that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.
21 VF Corporation Q2 FY25 Form 10-Q

NOTE 15 — EARNINGS (LOSS) PER SHARE

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2024	2023	2024	2023
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$202,509	$(451,642)	$50,482	$(514,617)
Weighted average common shares outstanding	389,044	388,338	388,892	388,249
Earnings (loss) per share from continuing operations	$0.52	$(1.16)	$0.13	$(1.33)
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$202,509	$(451,642)	$50,482	$(514,617)
Weighted average common shares outstanding	389,044	388,338	388,892	388,249
Incremental shares from stock options and other dilutive securities	1,901	—	1,306	—
Adjusted weighted average common shares outstanding	390,945	388,338	390,198	388,249
Earning (loss) per share from continuing operations	$0.52	$(1.16)	$0.13	$(1.33)

Outstanding stock options and other potentially dilutive securities of approximately 13.1 million and 15.9 million shares were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2024, respectively, because the effect of their inclusion would have been anti-dilutive to those periods. In addition, 2.4 million and 1.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and six-months periods ended September 2024, respectively, because these units were not considered to be contingent outstanding shares in those periods.
In the three and six-month periods ended September 2023, the dilutive impacts of all outstanding stock options and other dilutive securities were excluded from dilutive shares as a result of the Company's loss from continuing operations for the periods and, as such, their inclusion would have been anti-dilutive. As a result, a total of 19.3 million and 19.0 million potentially dilutive shares related to stock options and other dilutive securities were excluded from the diluted loss per share calculations for the three and six-month periods ended September 2023, respectively.
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
VF Corporation Q2 FY25 Form 10-Q 22

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
September 2024
Financial assets:
Cash equivalents:
Money market funds	$108,232	$108,232	$—	$—
Time deposits	22,929	22,929	—	—
Derivative financial instruments	16,445	—	16,445	—
Deferred compensation and other	95,747	95,747	—	—
Financial liabilities:
Derivative financial instruments	54,569	—	54,569	—
Deferred compensation	92,024	—	92,024	—
Contingent consulting fees	13,563	—	—	13,563

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2024
Financial assets:
Cash equivalents:
Money market funds	$171,931	$171,931	$—	$—
Time deposits	54,853	54,853	—	—
Derivative financial instruments	32,548	—	32,548	—
Deferred compensation and other	95,236	95,236	—	—
Financial liabilities:
Derivative financial instruments	40,234	—	40,234	—
Deferred compensation	90,804	—	90,804	—
(a)There were no transfers among the levels within the fair value hierarchy during the six months ended September 2024 or the year ended March 2024.
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
During the three months ended September 2024, VF entered into a contract with a consulting firm to support Reinvent, VF's transformation program. The contract includes contingent fees tied to increases in VF's stock price. These fees are accounted for under Accounting Standards Codification Topic 718 — Stock Compensation ("ASC 718") as a liability award to a non-employee. Accordingly, VF has utilized the Monte Carlo valuation model
(Level 3) to estimate the fair value of the award at its inception, and will adjust such fair value on a quarterly basis over the measurement period, which concludes on June 30, 2027. The valuation includes the effects of market conditions that are based upon VF's stock price performance relative to stock price targets and a minimum payout dependent on the Standard & Poor's 500 Index return and VF's TSR versus that of peer companies over the measurement period. As of September 2024, the total fair value of the contingent fees was $30.7 million, of which $13.6 million was recognized as of September 2024.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2024 and March 2024, their carrying values approximated their fair values. Additionally, at September 2024 and March 2024, the carrying values of VF’s long-term debt, including the current portion, were $5,778.6 million and $5,703.0 million, respectively, compared with fair values of $5,437.7 million and $5,263.3 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
23 VF Corporation Q2 FY25 Form 10-Q

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
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.1 billion at September 2024, $3.1 billion at March 2024 and $3.3 billion at September
2023, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso, Chinese renminbi, Polish zloty, Swedish krona, South Korean won, and Japanese yen. These derivative contracts have maturities up to 20 months.
The notional amount of VF's outstanding interest rate swap contracts was $500.0 million at September 2024, March 2024 and September 2023. These contracts hedge the cash flow risk of interest payments on the variable-rate DDTL Agreement.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2024	March 2024	September 2023	September 2024	March 2024	September 2023
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$15,846	$29,657	$51,216	$(53,621)	$(39,639)	$(37,664)
Interest rate contracts	324	2,335	4,897	—	—	—
Total derivatives designated as hedging instruments	16,170	31,992	56,113	(53,621)	(39,639)	(37,664)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	275	556	1,258	(948)	(595)	(905)
Total derivatives	$16,445	$32,548	$57,371	$(54,569)	$(40,234)	$(38,569)
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

	September 2024		March 2024		September 2023

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$16,445	$(54,569)	$32,548	$(40,234)	$57,371	$(38,569)
Gross amounts not offset in the Consolidated Balance Sheets	(8,282)	8,282	(11,322)	11,322	(25,460)	25,460
Net amounts	$8,163	$(46,287)	$21,226	$(28,912)	$31,911	$(13,109)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		September 2024	March 2024	September 2023
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$12,988	$26,366	$40,567
Foreign exchange contracts	Accrued liabilities	(44,300)	(35,578)	(35,347)
Foreign exchange contracts	Other assets	3,133	3,847	11,907
Foreign exchange contracts	Other liabilities	(10,269)	(4,656)	(3,222)
Interest rate contracts	Other current assets	324	2,335	—
Interest rate contracts	Other assets	—	—	4,897
VF Corporation Q2 FY25 Form 10-Q 24

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

(In thousands)	Gain (Loss) on Derivatives Recognized in Accumulated OCL Three Months Ended September		Gain (Loss) on Derivatives Recognized in Accumulated OCL Six Months Ended September

Cash Flow Hedging Relationships	2024	2023	2024	2023
Foreign exchange contracts	$(54,203)	$58,509	$(34,702)	$29,349
Interest rate contracts	(232)	1,386	288	7,806
Total	$(54,435)	$59,895	$(34,414)	$37,155

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss) Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss) Six Months Ended September

Cash Flow Hedging Relationships	Location of Gain (Loss)	2024	2023	2024	2023
Foreign exchange contracts	Net revenues	$(7,851)	$(516)	$(12,182)	$574
Foreign exchange contracts	Cost of goods sold	(4,001)	9,399	(14,127)	17,474
Foreign exchange contracts	Selling, general and administrative expenses	(47)	1,007	(455)	2,308
Foreign exchange contracts	Other income (expense), net	53	(750)	(3)	(1,261)
Interest rate contracts	Interest expense	27	27	54	54
Interest rate contracts	Income (loss) from discontinued operations, net of tax	1,134	1,071	2,299	1,769
Total		$(10,685)	$10,238	$(24,414)	$20,918

Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as third-party and intercompany borrowings and interest payments. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. During the six months ended September 2023, certain derivative contracts were de-designated as the related hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCL and recognized an $8.1 million loss in cost of goods sold during the six months ended September 2023. There were no material reclassifications in the other periods presented.
Other Derivative Information
At September 2024, accumulated OCL included $21.4 million of pre-tax net deferred losses for foreign currency exchange contracts and a $0.3 million pre-tax deferred gain for interest rate swap contracts, which are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates and interest rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represented €2.0 billion in aggregate principal as of September 2024, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three and six-month periods ended September 2024, the Company recognized an after-tax loss of $64.8 million and an after-tax loss of $54.0 million, respectively, in other comprehensive income (loss) related to the net investment hedge transaction and an after-tax gain of $65.9 million and $55.5 million for the three and six-month periods ended September 2023, respectively. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
25 VF Corporation Q2 FY25 Form 10-Q

NOTE 18 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. A description of significant restructuring programs and other restructuring charges is provided below.

Reinvent

On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The Company currently estimates it will incur approximately $190.0 million to $210.0 million in restructuring charges in connection with Reinvent, and that substantially all actions will be completed by the end of Fiscal 2025. Of the total estimated charges, the Company anticipates that approximately 70% will relate to severance and employee-related benefits and the remainder will primarily relate to asset impairments and write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the six months ended September 2024, $21.3 million of cash payments related to the Reinvent charges were made.
The type of cost and respective location of restructuring charges related to Reinvent for the three and six months ended September 2024, and the cumulative charges recorded since the inception of Reinvent were as follows:

(In thousands)		Three Months Ended September 2024	Six Months Ended September 2024	Cumulative Charges
Type of Cost	Statement of Operations Location
Severance and employee-related benefits	Selling, general and administrative expenses	$8,158	$19,299	$84,121
Severance and employee-related benefits	Cost of goods sold	—	181	4,691
Contract termination and other	Selling, general and administrative expenses	—	737	737
Contract termination and other	Cost of goods sold	—	157	157
Asset impairments and write-downs	Selling, general and administrative expenses	—	500	39,886
Pension withdrawal	Selling, general and administrative expenses	3,619	3,619	3,619
Accelerated depreciation	Selling, general and administrative expenses	18	879	879
Accelerated depreciation	Cost of goods sold	—	17	17
Total Reinvent Restructuring Charges		$11,795	$25,389	$134,107
All restructuring charges related to Reinvent recognized in the three and six months ended September 2024 were reported within 'Corporate and other' expenses in Note 14, Reportable Segment Information.
Other Restructuring Charges

Other Restructuring Charges are related to various approved initiatives. The type of cost and respective location of Other Restructuring Charges for the three and six months ended September 2024 and 2023 were as follows:

		Three Months Ended September		Six Months Ended September

(In thousands)		2024	2023	2024	2023
Type of Cost	Statement of Operations Location
Severance and employee-related benefits	Selling, general and administrative expenses	$—	$—	$—	$676
Contract termination and other	Selling, general and administrative expenses	154	435	591	454
Total Other Restructuring Charges		$154	$435	$591	$1,130
VF Corporation Q2 FY25 Form 10-Q 26

Other Restructuring Charges by business segment were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2024	2023	2024	2023
Outdoor	$—	$—	$—	$242
Active	—	—	—	434
Work	—	—	—	—
Corporate and other	154	435	591	454
Total	$154	$435	$591	$1,130
Consolidated Restructuring Charges
The activity in the restructuring accrual related to Reinvent and Other Restructuring Charges for the six-month period ended September 2024 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2024	$60,160	$345	$60,505
Charges	19,480	894	20,374
Cash payments and settlements	(23,041)	(902)	(23,943)
Adjustments to accruals	(292)	—	(292)
Impact of foreign currency	56	—	56
Accrual at September 2024	$56,363	$337	$56,700
Of the $56.7 million total restructuring accrual at September 2024, $54.8 million is expected to be paid out within the next 12 months and is classified within accrued liabilities. The remaining $1.9 million will be paid out beyond the next 12 months and thus is classified within other liabilities. The Company has not recognized any significant incremental costs related to the accruals for the year ended March 2024 or prior periods.
NOTE 19 — SUBSEQUENT EVENTS

On October 1, 2024, VF completed the sale of Supreme to EssilorLuxottica S.A. for $1.5 billion, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses as set forth in the Purchase Agreement. Refer to Note 4 for additional information.
On October 4, 2024, VF made an aggregate $1.0 billion prepayment of the DDTL using the net cash proceeds from the sale of Supreme, pursuant to the terms of the DDTL Agreement, as amended.
On October 22, 2024, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on December 18, 2024 to stockholders of record on December 10, 2024.
27 VF Corporation Q2 FY25 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2024 through March 29, 2025 ("Fiscal 2025"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2025. For presentation purposes herein, all references to periods ended September 2024 and September 2023 relate to the fiscal periods ended on September 28, 2024 and September 30, 2023, respectively. References to March 2024 relate to information as of March 30, 2024.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. References to the three and six months ended September 2024 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three and six months ended September 2023 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement (the "Purchase Agreement") with
EssilorLuxottica S.A. to sell the Supreme® brand business ("Supreme"). On October 1, 2024, VF completed the sale of Supreme. During the three months ended September 2024, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, beginning in the second quarter of Fiscal 2025, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. In addition, interest expense and the related interest rate swap impact for the delayed draw Term Loan ("DDTL") were reallocated to discontinued operations due to the requirement within the DDTL Agreement, as amended, that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. These changes have been applied to all periods presented.
Refer to Note 4 to VF’s consolidated financial statements for additional information on discontinued operations.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.

RECENT DEVELOPMENTS
Supreme Divestiture
As noted above, VF completed the sale of Supreme on October 1, 2024. VF received proceeds of $1.5 billion, subject to post closing adjustments, and recognized an after-tax estimated loss on sale of Supreme of $124.8 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations for the three and six months ended September 2024. VF used a portion of the net cash proceeds to prepay $1.0 billion of the DDTL on October 4, 2024, pursuant to the terms of the DDTL Agreement, as amended, which required repayment within ten business days of VF’s receipt of the net cash proceeds from the sale of Supreme.
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
•Appoint new Vans® President: Sun Choe was appointed the new Global Brand President of Vans® effective late July 2024.
•Optimize cost structure to improve operating efficiency and profitability: Actions have been implemented in a large-scale cost reduction program, which is expected to deliver $300 million in annual fixed cost savings, by removing spend in non-strategic areas of the business, and simplifying and right-sizing VF's structure.
•Reduce debt and leverage: In addition to improving operating performance, VF is committed to deleveraging the balance sheet. VF used a portion of the proceeds from the sale of Supreme to prepay the DDTL and the remaining proceeds will be applied to upcoming debt maturities.
During the second quarter of Fiscal 2025, the Company initiated the next phase of Reinvent, which is focused on a return to growth and improvements to profitability. In doing so, the Company initiated a set of transformational workstreams focused on revenue growth, margin expansion and selling, general and administrative expense contraction.
Reinvent restructuring charges in the three and six months ended September 2024 were $11.8 million and $25.4 million, respectively, and cumulative charges were $134.1 million since the inception of the program, which primarily included costs associated with severance and employee-related benefits and the impact of asset impairments and write-downs.
VF Corporation Q2 FY25 Form 10-Q 28

SUMMARY OF THE SECOND QUARTER OF FISCAL 2025

•Revenues were down 6% to $2.8 billion compared to the three months ended September 2023.
•Outdoor segment revenues decreased 3% to $1.7 billion compared to the three months ended September 2023, including a 1% favorable impact from foreign currency.
•Active segment revenues decreased 9% to $879.8 million compared to the three months ended September 2023.
•Work segment revenues decreased 8% to $219.5 million compared to the three months ended September 2023.
•Wholesale revenues were down 4% compared to the three months ended September 2023, including a 1% favorable impact from foreign currency.
•Direct-to-consumer revenues were down 8% compared to the three months ended September 2023.
•International revenues decreased 2% compared to the three months ended September 2023, including a 1% favorable impact from foreign currency.
•Revenues in the Americas region decreased 10% compared to the three months ended September 2023, including a 1% unfavorable impact from foreign currency.
•Gross margin increased 120 basis points to 52.2% compared to the three months ended September 2023, primarily driven by lower product costs.
•Earnings (loss) per share was $0.52 compared to $(1.16) in the 2023 period. The three months ended September 2023 included increased tax expense due to the unfavorable decision in the Timberland tax case, which negatively impacted earnings per share by $1.72. The three months ended September 2024 included Reinvent charges and lower profitability in the Outdoor and Active segments.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and six months ended September 2024 from the comparable periods in 2023:

(In millions)	Three Months Ended September	Six Months Ended September
Net revenues — 2023	$2,920.1	$4,888.2
Organic	(173.7)	(361.6)
Impact of foreign currency	11.5	0.4
Net revenues — 2024	$2,757.9	$4,527.0

VF reported a 6% and 7% decrease in revenues for the three and six months ended September 2024, respectively, compared to the 2023 periods. The revenue decrease in both the three and six months ended September 2024 was driven by declines across all segments. The revenue decrease in both the three and six months ended September 2024 was also due to declines across the Americas and Europe regions, with the most significant declines in the Americas region.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationship to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

	2024	2023	2024	2023
Gross margin (net revenues less cost of goods sold)	52.2%	51.0%	51.8%	51.5%
Selling, general and administrative expenses	42.3	39.0	48.5	44.9
Operating margin	9.9%	12.0%	3.3%	6.6%

Gross margin increased 120 and 30 basis points in the three and six months ended September 2024, respectively, compared to the 2023 periods. The increase in both periods was primarily driven by lower product costs.
Selling, general and administrative expenses as a percentage of total revenues increased 330 and 360 basis points during the three and six months ended September 2024, respectively, compared to the 2023 periods. Selling, general and administrative expenses increased $27.3 million and decreased $2.3 million in the three and six months ended September 2024, respectively, compared to the 2023 periods. The increase in the three months ended September 2024 was primarily due to Reinvent charges and higher compensation costs, including performance-based compensation, partially offset by cost savings from Reinvent and lower information technology costs and distribution expenses. The decrease in the six months ended September 2024 was primarily due to cost savings from Reinvent, lower distribution expenses and information technology costs and a gain recognized from a sale leaseback transaction, partially offset by Reinvent charges and higher
29 VF Corporation Q2 FY25 Form 10-Q

compensation costs, including performance-based compensation.
Net interest expense increased $1.6 million and $6.9 million during the three and six months ended September 2024, respectively, compared to the 2023 periods. The increase in net interest expense in both the three and six months ended September 2024 was primarily due to changes in international rates and increased levels of short-term commercial paper borrowings at higher rates, partially offset by lower interest on long-term debt due to the repayment of €850.0 million ($907.1 million) of long-term notes in September 2023. Total outstanding debt averaged $6.2 billion in the six months ended September 2024 and $6.9 billion in the same period in 2023, with weighted average interest rates of 2.7% and 2.3% in the six months ended September 2024 and 2023, respectively.
The effective income tax rate for the six months ended September 2024 was 22.5% compared to 316.1% in the 2023 period. The six months ended September 2024 included a net discrete tax benefit of $5.8 million, which was comprised primarily of a $9.5 million net tax benefit related to unrecognized tax benefits and interest and a $5.3 million tax expense related to stock compensation. Excluding the $5.8 million net discrete tax benefit in the 2024 period, the effective income tax rate would have been 31.4%. The six months ended September 2023 included a net discrete tax expense of $703.3 million, primarily related to the tax effects of decisions in the Timberland tax case and Belgium excess profits ruling. Excluding the $703.3 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 20.8%. Without discrete items, the effective income tax rate for the six months ended September 2024 increased by 10.6% compared with the 2023 period primarily due to disproportionate year-to-date losses in jurisdictions with no tax benefit, as well as the jurisdictional mix of earnings.
As a result of the above, income (loss) from continuing operations in the three months ended September 2024 was $202.5 million ($0.52 per diluted share) compared to $(451.6) million ($(1.16) per diluted share) in the 2023 period, and income (loss) from continuing operations in the six months ended September 2024 was $50.5 million ($0.13 per diluted share) compared to $(514.6) million ($(1.33) per diluted share) in the 2023 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. The primary financial measures used by management to evaluate the financial results of VF's reportable segments are segment revenues and segment profit. Segment profit comprises the operating income and other income (expense), net line items of each segment.
Refer to Note 14 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes.
The following tables present a summary of the changes in segment revenues and profit in the three and six months ended September 2024 from the comparable periods in 2023 and revenues by region for our Top 4 brands for the three and six months ended September 2024 and 2023:
Segment Revenues:

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Total
Segment revenues — 2023	$1,713.7	$968.2	$238.3	$2,920.1
Organic	(65.9)	(89.0)	(18.8)	(173.7)
Impact of foreign currency	10.9	0.6	—	11.5
Segment revenues — 2024	$1,658.7	$879.8	$219.5	$2,757.9

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Total
Segment revenues — 2023	$2,543.4	$1,915.9	$428.9	$4,888.2
Organic	(98.7)	(229.2)	(33.6)	(361.6)
Impact of foreign currency	4.2	(3.0)	(0.8)	0.4
Segment revenues — 2024	$2,448.9	$1,683.7	$394.5	$4,527.0
VF Corporation Q2 FY25 Form 10-Q 30

Segment Profit:

	Three Months Ended September
(In millions)	Outdoor	Active	Work	Total
Segment profit — 2023	$296.8	$121.2	$8.5	$426.5
Organic	(13.7)	(18.2)	11.8	(20.1)
Impact of foreign currency	4.3	0.7	0.1	5.1
Segment profit — 2024	$287.4	$103.7	$20.4	$411.5

	Six Months Ended September
(In millions)	Outdoor	Active	Work	Total
Segment profit — 2023	$253.1	$222.3	$15.3	$490.8
Organic	(52.6)	(50.0)	10.3	(92.4)
Impact of foreign currency	3.5	0.5	0.1	4.1
Segment profit — 2024	$204.0	$172.8	$25.7	$402.5
Note: Amounts may not sum due to rounding.

Top Brand Revenues:
	Three Months Ended September 2024
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$465.5	$405.2	$199.0	$103.0	$1,172.7
Europe	400.6	202.7	208.9	34.6	846.8
Asia-Pacific	225.3	59.5	67.5	14.7	367.0
Global	$1,091.4	$667.4	$475.3	$152.4	$2,386.5

	Three Months Ended September 2023
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$539.5	$449.9	$207.0	$120.0	$1,316.4
Europe	401.7	217.8	216.2	33.9	869.6
Asia-Pacific	187.7	81.1	65.4	17.5	351.7
Global	$1,128.8	$748.8	$488.6	$171.4	$2,537.6

	Six Months Ended September 2024
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$716.0	$753.5	$312.1	$189.5	$1,971.1
Europe	560.7	357.0	293.8	53.2	1,264.7
Asia-Pacific	338.9	138.8	98.9	26.5	603.1
Global	$1,615.6	$1,249.3	$704.8	$269.2	$3,838.9

	Six Months Ended September 2023
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$819.4	$916.2	$318.3	$219.6	$2,273.5
Europe	572.8	377.0	316.9	52.9	1,319.6
Asia-Pacific	274.8	193.2	107.3	35.5	610.8
Global	$1,667.0	$1,486.3	$742.5	$308.1	$4,203.9
(a)The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.

31 VF Corporation Q2 FY25 Form 10-Q

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Segment revenues	$1,658.7	$1,713.7	(3.2)%	$2,448.9	$2,543.4	(3.7)%
Segment profit	287.4	296.8	(3.1)%	204.0	253.1	(19.4)%
Operating margin	17.3%	17.3%		8.3%	10.0%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Altra® and Icebreaker®.

Global revenues for Outdoor decreased 3% in the three months ended September 2024 compared to the 2023 period, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 12%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 1%, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 16%, including a 1% favorable impact from foreign currency and a 22% increase in Greater China (which includes Mainland China, Hong Kong and Taiwan), including a 1% favorable impact from foreign currency.
Global revenues for Outdoor decreased 4% in the six months ended September 2024 compared to the 2023 period. Revenues in the Americas region decreased 10%. Revenues in the Europe region decreased 3%, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 15%, including a 22% increase in Greater China with a 1% unfavorable impact from foreign currency.
Global revenues for The North Face® brand decreased 3% in both the three and six months ended September 2024 compared to the 2023 periods, including a 1% favorable impact from foreign currency in the three months ended September 2024. The decrease in both the three and six months ended September 2024 was driven by a decline in the Americas region, which decreased 14% and 13% in the three and six months ended September 2024, respectively, compared to the 2023 periods, including a 1% unfavorable impact from foreign currency in both periods. Revenues in the Europe region remained flat and decreased 2% in the three and six months ended September 2024, respectively, including a 2% favorable impact from foreign currency in both periods. Revenues in the Asia-Pacific region increased 20% and 23% in the three and six months ended September 2024, respectively, including a 1% favorable and a 1% unfavorable impact from foreign currency in the respective periods.
Global revenues for the Timberland® brand decreased 3% and 7% in the three and six months ended September 2024, respectively, compared to the 2023 periods, including a 1% favorable impact from foreign currency in the three months ended September 2024. Revenues in the Europe region decreased 3% and 7% in the three and six months ended September 2024, respectively, including a 2% and 1% favorable impact from foreign currency in the respective periods. Revenue in the Americas region decreased 6% and 5%, respectively, in the three and six months ended September 2024, including a 1% unfavorable impact from foreign currency in the three months ended September 2024. Revenues in the Asia-Pacific region increased 3% and decreased 8% in the three and six months ended September 2024, respectively, compared to the 2023 periods, including a 1% unfavorable impact from foreign currency in the six months ended September 2024
Global direct-to-consumer revenues for Outdoor increased 4% and 3% in the three and six months ended September 2024, respectively, compared to the 2023 periods, including a 1% favorable and a 1% unfavorable impact from foreign currency in the respective periods. The increases were primarily due to The North Face® brand in the Europe and Asia-Pacific regions. Global wholesale revenues decreased 6% and 7% in the three and six months ended September 2024, respectively, compared to the 2023 periods. The decreases were primarily driven by declines in The North Face® brand in the Americas and Europe regions.
Operating margin remained flat and decreased in the three and six months ended September 2024, respectively, compared to the 2023 periods. The decrease in the six months ended September 2024 reflected increased direct-to-consumer expenses, partially offset by higher gross margin, primarily driven by lower product costs.

VF Corporation Q2 FY25 Form 10-Q 32

Active

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Segment revenues	$879.8	$968.2	(9.1)%	$1,683.7	$1,915.9	(12.1)%
Segment profit	103.7	121.2	(14.5)%	172.8	222.3	(22.3)%
Operating margin	11.8%	12.5%		10.3%	11.6%
The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Global revenues for Active decreased 9% in the three months ended September 2024 compared to the 2023 period. Revenues in the Americas region decreased 8%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 8% including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 20%, including a 30% decrease in Greater China with a 1% favorable impact from foreign currency.
Global revenues for Active decreased 12% in the six months ended September 2024 compared to the 2023 period. Revenues in the Americas region decreased 13%. Revenues in the Asia-Pacific region decreased 23%, including a 1% unfavorable impact from foreign currency, and a 32% decrease in Greater China, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 6% in the six months ended September 2024 compared to the 2023 period.
Vans® brand global revenues decreased 11% and 16% in the three and six months ended September 2024, respectively, compared to the 2023 periods. The overall declines were most significantly impacted by a 10% and 18% decrease in the Americas region for the three and six months ended September 2024, respectively, including a 1% unfavorable impact from foreign currency in both periods. Revenues in the Asia-Pacific region decreased 27% and 28% in the three and six months ended September 2024, respectively, including a 1% unfavorable impact from foreign currency in both periods. Revenues in the Europe region decreased 7% and 5% in the three and six months ended September 2024, respectively, including a 1% favorable impact from foreign currency in both periods.

Global direct-to-consumer revenues for Active decreased 18% and 21% in the three and six months ended September 2024, respectively, compared to the 2023 periods. The decreases were primarily driven by declines in the Americas region, which decreased 19% and 23% in the three and six months ended September 2024, respectively, including a 1% unfavorable impact from foreign currency in the three months ended September 2024. Global wholesale revenues increased 1% in the three months ended September 2024. The increase was primarily due to a 16% increase in the Americas region in the three months ended September 2024, including a 1% unfavorable impact from foreign currency. The current year increase is in part the result of the deliberate actions taken to right-size inventories in the Americas wholesale channel in the second half of Fiscal 2024. Wholesale revenues in the Asia-Pacific region decreased 5% in the three months ended September 2024. Wholesale revenues in the Europe region decreased 8% in the three months ended September 2024, including a 2% favorable impact from foreign currency. Global wholesale revenues decreased 2% in the six months ended September 2024. The decrease was due to declines in the Europe and Asia-Pacific regions. Wholesale revenues in the Europe region decreased 4% in the six months ended September 2024, including a 1% favorable impact from foreign currency. Wholesale revenues in the Asia-Pacific region decreased 12% in the six months ended September 2024, including a 1% unfavorable impact from foreign currency. Wholesale revenues in the Americas region increased 2% in the six months ended September 2024, including a 1% unfavorable impact from foreign currency.
Operating margin decreased in both the three and six months ended September 2024 compared to the 2023 periods, primarily reflecting lower leverage of operating expenses due to decreased revenues.
Work

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Segment revenues	$219.5	$238.3	(7.9)%	$394.5	$428.9	(8.0)%
Segment profit	20.4	8.5	139.7%	25.7	15.3	67.7%
Operating margin	9.3%	3.6%		6.5%	3.6%
The Work segment includes the following brands: Dickies® and Timberland PRO®.

Global Work revenues decreased 8% in the three months ended September 2024 compared to the 2023 period. Revenues in the Americas region decreased 9%. Revenues in the Asia-Pacific region decreased 16%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 2%, including a 1% favorable impact from foreign currency.
Global Work revenues decreased 8% in the six months ended September 2024 compared to the 2023 period. Revenues in the Americas region decreased 8%, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 25%, including a 2% unfavorable impact from foreign currency. Revenues in the Europe region remained flat.
33 VF Corporation Q2 FY25 Form 10-Q

Dickies® brand global revenues decreased 11% and 13% in the three and six months ended September 2024, respectively, compared to the 2023 periods, including a 1% unfavorable impact from foreign currency in the six months ended September 2024. The declines in the three and six months ended September 2024 were primarily driven by a decrease in the Americas region of 14% in both periods, reflecting lower inventory replenishment and weakness with certain key U.S. wholesale customer accounts. The declines were also attributed to a decrease in the Asia-Pacific region of 16% and 25% in the three and six months ended September 2024, respectively, including a 1% and 2% unfavorable impact from foreign currency in the respective periods, primarily due to broad-based weakness in Greater China. Revenues in the Europe region increased 2% and remained flat in the three and six months ended September 2024, respectively, including a 1% favorable impact from foreign currency in the three months ended September 2024.
Operating margin increased in both the three and six months ended September 2024 compared to the 2023 periods, reflecting higher gross margin, primarily driven by lower inventory reserves.

Reconciliation of Segment Profit to Income From Continuing Operations Before Income Taxes

There are two types of costs necessary to reconcile total segment profit to consolidated income from continuing operations before income taxes. These costs are (i) corporate and other expenses, discussed below, and (ii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section.

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Corporate and other expenses	$138.2	$78.1	77.0%	$253.8	$175.9	44.3%
Interest expense, net	42.7	41.1	3.8%	83.6	76.7	9.1%
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses.
The increase in corporate and other expenses for both the three and six months ended September 2024 was primarily due to Reinvent charges and compensation costs, including performance-based compensation, partially offset by cost savings from Reinvent.

International

International revenues decreased 2% and 4% in the three and six months ended September 2024, respectively, compared to the 2023 periods. Foreign currency had a favorable impact of 1% on international revenues in the three months ended September 2024.
Revenues in the Europe region decreased 3% and 4% in the three and six months ended September 2024, respectively, including a 2% and 1% favorable impact from foreign currency in the respective periods. Revenues in the Americas (non-U.S.) region decreased 11% and 9% in the three and six months ended September 2024, respectively, including a 5% and 3% unfavorable impact from foreign currency in the respective periods. In the Asia-Pacific region, revenues increased 6% and remained flat in the three and six months ended September 2024, respectively. Foreign currency had a favorable impact of 1% and an unfavorable impact of 1% on Asia-Pacific revenues in the three and six months ended September 2024, respectively. Revenues in Greater China increased 10% and 5% in the three and six months ended September 2024, respectively, including a 1% favorable and 1% unfavorable impact from foreign currency in the respective periods.
International revenues were 57% and 55% of total revenues in the three-month periods ended September 2024 and 2023, respectively, and 55% and 53% of total revenues in the six-month periods ended September 2024 and 2023, respectively.

Direct-to-Consumer

Direct-to-consumer revenues decreased 8% and 11% in the three and six months ended September 2024, respectively, compared to the 2023 periods, including a 1% unfavorable impact from foreign currency in the in the six months ended September 2024.
VF's e-commerce business decreased 5% and 7% during the three and six months ended September 2024, respectively. The decreases were primarily driven by declines in the e-commerce business in the Americas and Asia-Pacific regions.

Revenues from VF-operated retail stores decreased 12% and 15% during the three and six months ended September 2024, respectively, including a 1% unfavorable impact from foreign currency in the six months ended September 2024. There were 1,160 VF-operated retail stores at September 2024 compared to 1,235 at September 2023.
Direct-to-consumer revenues were 33% and 34% of total revenues in the three-month periods ended September 2024 and 2023, respectively, and 37% and 38% of total revenues in the six-month periods ended September 2024 and 2023, respectively.
VF Corporation Q2 FY25 Form 10-Q 34

Wholesale

Wholesale revenues decreased 4% and 5% in the three and six months ended September 2024, respectively, compared to the 2023 periods, including a 1% favorable impact from foreign currency in both periods. The decreases were primarily driven by declines in the wholesale business in the Americas and Europe regions.
Wholesale revenues were 67% and 66% of total revenues in the three-month periods ended September 2024 and 2023, respectively, and 63% and 62% of total revenues in the six-month periods ended September 2024 and 2023, respectively.

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at September 2024 compared to March 2024:
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
•Increase in accrued liabilities — primarily due to higher accrued compensation and the timing of payments for other accruals.
•Decrease in long-term debt — due to the reclassification of $750.0 million of long-term notes due in April 2025.

The following discussion refers to significant changes in balances at September 2024 compared to September 2023:
•Decrease in inventories — driven by VF reducing elevated inventory levels.
•Decrease in property, plant and equipment, net — primarily due to asset disposals and write-downs.
•Decrease in goodwill — primarily due to $507.6 million in impairment charges related to the Timberland, Dickies and Icebreaker reporting units recorded in the third and fourth quarters of Fiscal 2024.
•Decrease in short-term borrowings — primarily due to a decrease in commercial paper borrowings.
•Increase in the current portion of long-term debt — due to the reclassification of $750.0 million of long-term notes due in April 2025 and the reclassification of $1.0 billion of long-term debt due in December 2024 related to the DDTL.
•Increase in accounts payable — primarily due to the timing of inventory shipments from and payments to vendors.
•Decrease in long-term debt — due to the reclassification of $750.0 million of long-term notes due in April 2025 and the reclassification of $1.0 billion of long-term debt due in December 2024 related to the DDTL.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	September	March	September
(Dollars in millions)	2024	2024	2023
Working capital	$33.2	$733.6	$1,657.1
Current ratio	1.0 to 1	1.2 to 1	1.5 to 1
Net debt to total capital	83.6%	80.1%	77.4%

The decrease in working capital and the current ratio at September 2024 compared to both March 2024 and September 2023 was primarily due to a net increase in current liabilities driven by a higher current portion of long-term debt and higher accounts payable, as discussed in the "Consolidated Balance Sheets" section above. The decrease in working capital and the current ratio at September 2024 compared to March 2024 was partially offset by a net increase in current assets driven by higher accounts receivable and inventories for the periods compared, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at September 2024 compared to March 2024 was driven by an increase in net debt and a decrease in stockholders' equity for the periods compared. The increase in net debt was primarily driven by an increase in short-term borowings, as discussed in the "Consolidated Balance Sheet" section above, and lower cash and cash equivalents at September 2024. The decrease in stockholders' equity at September 2024 compared to March 2024 was primarily driven by the net loss for the period and payments of dividends. The increase in the net debt to total capital ratio at September 2024
35 VF Corporation Q2 FY25 Form 10-Q

compared to September 2023 was driven by a decrease in stockholders' equity, partially offset by a decrease in net debt for the periods compared. The decrease in stockholders' equity was primarily driven by the net loss for the period and payments of dividends. The decrease in net debt at September 2024 compared to September 2023 was driven by lower short-term borrowings, as discussed in the "Consolidated Balance Sheet" section above.
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
In summary, our cash flows from continuing operations were as follows:

	Six Months Ended September

(In thousands)	2024	2023
Cash used by operating activities	$(301,823)	$(60,720)
Cash used by investing activities	(16,421)	(145,728)
Cash provided (used) by financing activities	125,974	(125,901)

Cash Used by Operating Activities
Cash flows related to operating activities are dependent on income (loss) from continuing operations, adjustments to income (loss) from continuing operations and changes in working capital. The increase in cash used by operating activities in the six months ended September 2024 compared to September 2023 was primarily due to a decrease in income from continuing operations, excluding the write-off of income tax receivables and interest related to the Timberland tax case in the prior year, and an increase in net cash used by working capital.
Cash Used by Investing Activities
The decrease in cash used by investing activities in the six months ended September 2024 was primarily due to proceeds from the sale of assets of $76.7 million in the period, primarily related to a sale leaseback transaction of a distribution center, sale of a corporate-owned aircraft and sale of an aircraft hangar. The decrease was also due to a decrease in capital expenditures of $47.9 million and a decrease in software purchases of $15.4 million in the six months ended September 2024 compared to the 2023 period.
Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities during the six months ended September 2024 was primarily due to a $907.1 million payment of long-term debt in the six months ended September 2023 and a $163.1 million decrease in dividends paid for the periods compared. The increase was partially offset by a $818.6 million net decrease in short-term borrowings for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the six months ended September 2024 or the six months ended September 2023 under the share repurchase program authorized by VF's Board of Directors.
As of the end of September 2024, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
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
VF has restrictive covenants on its Global Credit Facility and DDTL Agreement, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, as defined in the agreements as amended in August 2024 (effective for the first quarter of Fiscal 2025), starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreements. The covenant calculation also excludes consolidated operating lease liabilities. Additionally, the amended agreements restrict the total amount of cash dividends and share repurchases to $500.0 million annually, on a calendar-year basis and require the repayment of the DDTL upon the completion of the Supreme sale. As of September 2024, VF was in compliance with all covenants. On October 4, 2024, VF made an aggregate $1.0 billion prepayment of the DDTL using the net cash proceeds
VF Corporation Q2 FY25 Form 10-Q 36

from the sale of Supreme, pursuant to the terms of the DDTL Agreement, as amended.
VF has a global commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. There were $450.0 million in U.S. commercial paper borrowings as of September 2024. In addition to the U.S. commercial paper program, VF commenced a euro commercial paper borrowing program during the second quarter of Fiscal 2024. As of September 2024, there were no outstanding euro commercial paper borrowings under this program. Standby letters of credit issued under the Global Credit Facility as of September 2024 were $0.6 million, leaving approximately $1.8 billion available for borrowing against the Global Credit Facility at September 2024, subject to applicable financial covenants.
VF has $96.6 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $13.2 million at September 2024.
Additionally, VF had $492.2 million of unrestricted cash and equivalents at September 2024.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date) are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At September 2024, March 2024 and September 2023, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $804.9 million, $485.0 million and $688.0 million, respectively, due to suppliers that are eligible to participate in the SCF program.
Rating Agencies
At the end of September 2024, VF’s long-term debt ratings were ‘BBB-’ by Standard & Poor’s ("S&P") Global Ratings and ‘Ba1' by Moody’s Investors Service ("Moody's"), and U.S. commercial paper ratings by those rating agencies were ‘A-3’ and ‘NP’, respectively. The Moody's rating for VF's euro commercial paper was also 'NP'. Based on VF's current ratings, the market for U.S. commercial paper is limited and there is no active market for euro commercial paper. VF's credit rating outlook by S&P was 'negative' and Moody's was 'stable' at the end of September 2024. Further downgrades to VF's ratings would negatively impact borrowing costs.
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
Dividends
The Company paid cash dividends of $0.09 and $0.18 per share during the three and six months ended September 2024, respectively, and the Company declared a cash dividend of $0.09 per share that is payable in the third quarter of Fiscal 2025. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2024 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2024 that would require the use of funds. As of September 2024, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2024 Form 10-K, except as noted below:
•Contractual obligations and commercial commitments at the end of Fiscal 2024 included approximately $93.7 million of inventory obligations related to Supreme, which is now classified as discontinued operations.
•Inventory purchase obligations decreased by approximately $944.0 million at the end of September 2024 primarily due to timing of inventory shipments and increased inventory levels.
•VF entered into a contract with a consulting firm during the three months ended September 2024. Fees related to this contract could be up to $135.0 million, which includes $60.0 million of fixed fees and $75.0 million of contingent fees tied to increases in VF's stock price through June 2027. The total fair value of the contingent fees was $30.7 million as of September 2024.
Management believes that VF has sufficient liquidity and flexibility to operate its business and meet its current and long-term obligations as they become due.

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently issued and adopted accounting standards.
37 VF Corporation Q2 FY25 Form 10-Q

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: the level of consumer demand for apparel and footwear; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s consumers and customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and finished products; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; VF's ability to maintain the image, health and equity of its brands, including through investment in brand building and product innovation; intense competition from online retailers and other direct-to-consumer business risks; increasing pressure on margins; retail industry changes and challenges; VF's ability to execute its Reinvent transformation program and other business priorities, including measures to streamline and right-size its cost base and strengthen the balance sheet while reducing leverage; VF’s ability to successfully establish a global commercial organization, and identify and capture efficiencies in its business model; any inability of VF or third parties on which it relies, to maintain the strength and security of information technology systems; the fact that VF’s facilities and systems, and those of third parties on which it relies, are frequent targets of cyber-attacks of varying levels of severity, and may in the future be vulnerable to such attacks, and any inability or failure by VF or such third parties to anticipate or detect data or information security breaches or other cyber-attacks, including the cyber incident that was reported by VF in December 2023, could result in data or financial loss, reputational harm, business disruption, damage to its relationships with customers, consumers, employees and third parties on which it relies, litigation, regulatory investigations, enforcement actions or other negative impacts; any inability by VF or third parties on which it relies to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; VF’s ability to adopt new technologies, including artificial intelligence, in a competitive and responsible manner; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; actions of activist and other shareholders; VF's ability to recruit, develop or retain key executive or employee talent or successfully transition executives; continuity of members of VF’s management; changes in the availability and cost of labor; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions, integrate acquisitions and manage its brand portfolio; VF's ability to realize benefits from the completed sale of the Supreme® brand business; business resiliency in response to natural or man-made economic, public health, cyber, political or environmental disruptions; changes in tax laws and additional tax liabilities; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflicts in Ukraine and the Middle East and tensions between the U.S. and China; changes to laws and regulations; adverse or unexpected weather conditions, including any potential effects from climate change; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; VF's ability to pay and declare dividends or
VF Corporation Q2 FY25 Form 10-Q 38

repurchase its stock in the future; climate change and increased focus on environmental, social and governance issues; VF's ability to execute on its sustainability strategy and achieve its sustainability-related goals and targets; risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and tax risks associated with the spin-off of the Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

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
Other than the risk factor identified below, there have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in the Fiscal 2024 Form 10-K.

BUSINESS AND OPERATIONAL RISKS

There are risks associated with VF’s acquisitions, divestitures and portfolio management, including our recently completed sale of the Supreme® brand business to EssilorLuxottica.
Any acquisitions, divestitures or mergers by VF, including our completed sale of the Supreme® brand business to EssilorLuxottica, will be accompanied by the risks commonly encountered in acquisitions or divestitures of companies, businesses or brands. These risks include, among other things, higher than anticipated acquisition or divestiture costs and expenses, the difficulty and expense of integrating or separating the operations, systems and personnel of the companies, businesses or brands, the loss of key employees and consumers as a result of changes in management or ownership, and slower progress toward environmental, social and governance goals given challenges with data acquisition and integration, the difficulty of accessing and disclosing sufficient environmental, social and governance data to comply with current and emerging environmental, social and governance regulations, and integration of environmental, social and governance initiatives overall. In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions or divestitures. Moreover, failure to effectively manage VF’s portfolio of brands in line with growth targets and shareholder expectations, including acquisition choices, integration approach, transaction pricing
39 VF Corporation Q2 FY25 Form 10-Q

and divestiture timing could result in unfavorable impacts to growth and value creation.
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
On July 17, 2024, we announced that we entered into a definitive agreement for EssilorLuxottica to acquire the Supreme® brand business from VF for $1.5 billion in cash, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. On October 1, 2024, we completed the Supreme sale. We may not realize some or all of the expected benefits from the sale of Supreme.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended September 28, 2024 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Second Quarter Fiscal 2025	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
June 30 - July 27, 2024	—	$—	—	$2,486,971,057
July 28 - August 24, 2024	—	—	—	2,486,971,057
August 25 - September 28, 2024	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended September 28, 2024, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
VF Corporation Q2 FY25 Form 10-Q 40

ITEM 6 — EXHIBITS.

10.1*	1996 Stock Compensation Plan, as amended and restated as of May 14, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 24, 2024)
10.2*	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 29, 2024)
10.3*	Form of Award Certificate for Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 29, 2024)
10.4*	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 29, 2024)
10.5*	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended June 29, 2024)
10.6*	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting) (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended June 29, 2024)
10.7	Amendment No. 4 to Revolving Credit Agreement, dated as of August 2, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2024)
10.8	Amendment No. 2 to Term Loan Agreement, dated as of August 2, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2024)
31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Management compensation plans

41 VF Corporation Q2 FY25 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Paul Vogel
Paul Vogel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2024	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
VF Corporation Q2 FY25 Form 10-Q 42