Form 10-Q
period 2024-12-28
V F CORP
filed 2025-01-29
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On January 25, 2025, there were 389,573,366 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	December 2024	March 2024	December 2023
ASSETS
Current assets
Cash and equivalents	$1,369,376	$656,376	$975,937
Accounts receivable, less allowance for doubtful accounts of: December 2024 - $34,678; March 2024 - $26,369; December 2023 - $29,971	1,343,286	1,263,329	1,305,963
Inventories	1,794,517	1,697,823	2,094,222
Other current assets	514,301	493,194	462,456
Current assets of discontinued operations	—	116,225	97,348
Total current assets	5,021,480	4,226,947	4,935,926
Property, plant and equipment, net	718,481	788,992	881,401
Intangible assets, net	1,706,741	1,776,482	1,784,745
Goodwill	634,360	645,356	903,986
Operating lease right-of-use assets	1,268,425	1,255,074	1,242,898
Other assets	1,204,735	1,210,470	1,161,464
Other assets of discontinued operations	—	1,709,642	1,706,054
TOTAL ASSETS	$10,554,222	$11,612,963	$12,616,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$12,807	$263,938	$452,286
Current portion of long-term debt	750,504	1,000,721	1,000,596
Accounts payable	1,007,814	788,477	950,469
Accrued liabilities	1,455,786	1,323,982	1,514,281
Current liabilities of discontinued operations	—	79,861	79,651
Total current liabilities	3,226,911	3,456,979	3,997,283
Long-term debt	3,884,564	4,702,284	4,755,252
Operating lease liabilities	1,103,594	1,087,304	1,068,101
Other liabilities	658,923	636,090	618,464
Other liabilities of discontinued operations	—	71,941	68,181
Total liabilities	8,873,992	9,954,598	10,507,281
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at December 2024, March 2024 or December 2023	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at December 2024 - 389,541,568; March 2024 - 388,836,219; December 2023 - 388,819,204	97,385	97,209	97,205
Additional paid-in capital	3,554,724	3,600,071	3,619,654
Accumulated other comprehensive loss	(951,485)	(1,064,331)	(1,051,373)
Accumulated deficit	(1,020,394)	(974,584)	(556,293)
Total stockholders’ equity	1,680,230	1,658,365	2,109,193
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,554,222	$11,612,963	$12,616,474

See notes to consolidated financial statements.
3 VF Corporation Q3 FY25 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2024	2023	2024	2023
Net revenues	$2,833,912	$2,780,194	$7,360,920	$7,668,380
Costs and operating expenses
Cost of goods sold	1,238,738	1,261,188	3,419,511	3,631,016
Selling, general and administrative expenses	1,318,397	1,353,152	3,513,749	3,550,820
Impairment of goodwill and intangible assets	51,000	257,096	51,000	257,096
Total costs and operating expenses	2,608,135	2,871,436	6,984,260	7,438,932
Operating income (loss)	225,777	(91,242)	376,660	229,448
Interest income	6,826	3,565	13,899	13,230
Interest expense	(43,342)	(52,661)	(134,050)	(139,013)
Other income (expense), net	7,408	29,004	5,262	23,178
Income (loss) from continuing operations before income taxes	196,669	(111,334)	261,771	126,843
Income tax expense (benefit)	27,560	(19,598)	42,180	733,196
Income (loss) from continuing operations	169,109	(91,736)	219,591	(606,353)
Income (loss) from discontinued operations, net of tax	(1,329)	49,284	(258,519)	55,779
Net income (loss)	$167,780	$(42,452)	$(38,928)	$(550,574)
Earnings (loss) per common share - basic
Continuing operations	$0.43	$(0.24)	$0.56	$(1.56)
Discontinued operations	—	0.13	(0.66)	0.14
Total earnings (loss) per common share - basic	$0.43	$(0.11)	$(0.10)	$(1.42)
Earnings (loss) per common share - diluted
Continuing operations	$0.43	$(0.24)	$0.56	$(1.56)
Discontinued operations	—	0.13	(0.66)	0.14
Total earnings (loss) per common share - diluted	$0.43	$(0.11)	$(0.10)	$(1.42)
Weighted average shares outstanding
Basic	389,218	388,383	389,001	388,294
Diluted	393,908	388,383	391,435	388,294

See notes to consolidated financial statements.
VF Corporation Q3 FY25 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands)	2024	2023	2024	2023
Net income (loss)	$167,780	$(42,452)	$(38,928)	$(550,574)
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(14,877)	(4,373)	(35,169)	(3,809)
Reclassification of foreign currency translation losses	75,293	—	75,293	—
Income tax effect	(36,996)	25,609	(18,259)	6,607
Defined benefit pension plans
Current period actuarial gains (losses)	—	(4,046)	—	697
Amortization of net deferred actuarial losses	5,049	4,106	15,146	12,508
Amortization of deferred prior service credits	(148)	(136)	(442)	(408)
Reclassification of net actuarial loss from settlement charges	—	131	—	3,430
Reclassification of deferred prior service cost due to curtailments	(638)	—	(638)	—
Income tax effect	(1,169)	(118)	(3,726)	(4,236)
Derivative financial instruments
Gains (losses) arising during the period	104,729	(73,375)	70,315	(36,220)
Income tax effect	(16,661)	11,790	(14,300)	6,076
Reclassification of net (gains) losses realized	5,372	912	29,786	(20,006)
Income tax effect	(859)	(168)	(5,160)	3,506
Other comprehensive income (loss)	119,095	(39,668)	112,846	(31,855)
Comprehensive income (loss)	$286,875	$(82,120)	$73,918	$(582,429)

See notes to consolidated financial statements.
5 VF Corporation Q3 FY25 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2024	2023
OPERATING ACTIVITIES
Net loss	$(38,928)	$(550,574)
Income (loss) from discontinued operations, net of tax	(258,519)	55,779
Income (loss) from continuing operations, net of tax	219,591	(606,353)
Adjustments to reconcile net loss to cash provided by operating activities:
Impairment of goodwill and intangible assets	51,000	257,096
Depreciation and amortization	186,468	222,746
Reduction in the carrying amount of right-of-use assets	266,823	272,145
Stock-based compensation	52,619	43,576
Provision for doubtful accounts	14,178	7,157
Pension expense in excess of (less than) contributions	4,276	(10,691)
Deferred income taxes	(15,014)	(258,284)
Write-off of income tax receivables and interest	—	921,409
Other, net	(15,993)	(10,280)
Changes in operating assets and liabilities:
Accounts receivable	(126,720)	301,500
Inventories	(135,156)	145,836
Accounts payable	228,241	40,120
Income taxes	(66,172)	(203,261)
Accrued liabilities	177,794	177,632
Operating lease right-of-use assets and liabilities	(262,746)	(269,819)
Other assets and liabilities	30,356	(55,358)
Cash provided by operating activities - continuing operations	609,545	975,171
Cash provided by operating activities - discontinued operations	26,747	130,576
Cash provided by operating activities	636,292	1,105,747
INVESTING ACTIVITIES
Proceeds from sale of business, net of cash sold	1,485,951	—
Proceeds from sale of assets	88,062	381
Capital expenditures	(64,299)	(114,539)
Software purchases	(29,202)	(50,478)
Other, net	(30,026)	(19,862)
Cash provided (used) by investing activities - continuing operations	1,450,486	(184,498)
Cash used by investing activities - discontinued operations	(4,413)	(7,496)
Cash provided (used) by investing activities	1,446,073	(191,994)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(251,131)	443,494
Payments on long-term debt	(1,000,829)	(907,926)
Payment of debt issuance costs	—	(576)
Cash dividends paid	(105,094)	(268,155)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	(2,628)	(2,603)
Cash used by financing activities	(1,359,682)	(735,766)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(28,331)	(4,984)
Net change in cash, cash equivalents and restricted cash	694,352	173,003
Cash, cash equivalents and restricted cash – beginning of year	676,957	816,319
Cash, cash equivalents and restricted cash – end of period	$1,371,309	$989,322
Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q3 FY25 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2024	2023
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$1,369,376	$975,937
Other current assets	1,933	1,186
Current and other assets of discontinued operations	—	12,190
Other assets	—	9
Total cash, cash equivalents and restricted cash	$1,371,309	$989,322

See notes to consolidated financial statements.
7 VF Corporation Q3 FY25 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 2024
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2024	389,283,419	$97,321	$3,565,198	$(1,070,580)	$(1,185,572)	$1,406,367
Net income (loss)	—	—	—	—	167,780	167,780
Dividends on Common Stock ($0.09 per share)	—	—	(35,046)	—	—	(35,046)
Stock-based compensation, net	258,149	64	24,572	—	(2,602)	22,034
Foreign currency translation and other	—	—	—	23,420	—	23,420
Defined benefit pension plans	—	—	—	3,094	—	3,094
Derivative financial instruments	—	—	—	92,581	—	92,581
Balance, December 2024	389,541,568	$97,385	$3,554,724	$(951,485)	$(1,020,394)	$1,680,230

	Three Months Ended December 2023
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2023	388,883,825	$97,221	$3,638,029	$(1,011,705)	$(513,500)	$2,210,045
Net income (loss)	—	—	—	—	(42,452)	(42,452)
Dividends on Common Stock ($0.09 per share)	—	—	(34,983)	—	—	(34,983)
Stock-based compensation, net	(64,621)	(16)	16,608	—	(341)	16,251
Foreign currency translation and other	—	—	—	21,236	—	21,236
Defined benefit pension plans	—	—	—	(63)	—	(63)
Derivative financial instruments	—	—	—	(60,841)	—	(60,841)
Balance, December 2023	388,819,204	$97,205	$3,619,654	$(1,051,373)	$(556,293)	$2,109,193

Continued on next page.

See notes to consolidated financial statements.

VF Corporation Q3 FY25 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended December 2024
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2024	388,836,219	$97,209	$3,600,071	$(1,064,331)	$(974,584)	$1,658,365
Net income (loss)	—	—	—	—	(38,928)	(38,928)
Dividends on Common Stock ($0.27 per share)	—	—	(105,094)	—	—	(105,094)
Stock-based compensation, net	705,349	176	59,747	—	(6,882)	53,041
Foreign currency translation and other	—	—	—	21,865	—	21,865
Defined benefit pension plans	—	—	—	10,340	—	10,340
Derivative financial instruments	—	—	—	80,641	—	80,641
Balance, December 2024	389,541,568	$97,385	$3,554,724	$(951,485)	$(1,020,394)	$1,680,230

	Nine Months Ended December 2023
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2023	388,665,531	$97,166	$3,775,979	$(1,019,518)	$57,086	$2,910,713
Net income (loss)	—	—	—	—	(550,574)	(550,574)
Dividends on Common Stock ($0.69 per share)	—	—	(211,069)	—	(57,086)	(268,155)
Stock-based compensation, net	153,673	39	54,744	—	(5,719)	49,064
Foreign currency translation and other	—	—	—	2,798	—	2,798
Defined benefit pension plans	—	—	—	11,991	—	11,991
Derivative financial instruments	—	—	—	(46,644)	—	(46,644)
Balance, December 2023	388,819,204	$97,205	$3,619,654	$(1,051,373)	$(556,293)	$2,109,193

See notes to consolidated financial statements.
9 VF Corporation Q3 FY25 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q3 FY25 Form 10-Q 10

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2024 through March 29, 2025 (“Fiscal 2025”). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2025. For presentation purposes herein, all references to periods ended December 2024 and December 2023 relate to the fiscal periods ended on December 28, 2024 and December 30, 2023, respectively. References to March 2024 relate to information as of March 30, 2024.
Basis of Presentation
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement (the "Purchase Agreement") with EssilorLuxottica S.A. to sell the Supreme® brand business ("Supreme"). On October 1, 2024, VF completed the sale of Supreme. During the second quarter of Fiscal 2025, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented.
Unless otherwise noted, discussion within these notes to the interim consolidated financial statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.
Certain prior year amounts have been reclassified to conform to the Fiscal 2025 presentation.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended December 2024 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2025. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 30, 2024 (“Fiscal 2024 Form 10-K”).
Use of Estimates
In preparing the interim consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the interim consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
NOTE 2 — RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires companies with supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of the financial statements to understand the nature of, activity in, and potential magnitude of the program. The guidance became effective for VF in the first quarter of Fiscal 2024, except for the rollforward information that will be effective for annual periods beginning in Fiscal 2025 on a prospective basis. The Company adopted the required guidance in the first quarter of Fiscal 2024 and will disclose the rollforward information in our Annual Report on Form 10-K for Fiscal 2025. Refer to Note 9 for disclosures related to the Company's supply chain financing program.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the individual or group identified as the chief operating decision maker ("CODM"). The guidance also requires disclosure of the title and position of the CODM and how reported measures of segment profit or loss are used to assess performance and allocate resources. The guidance will be effective for annual disclosures beginning in Fiscal 2025, and has expanded requirements to include all disclosures about a reportable segment's profit or loss and assets in subsequent interim periods. Early adoption is permitted. The guidance requires retrospective application to all prior periods presented in the financial statements. The Company will include the additional disclosures in our Form 10-K for Fiscal 2025.
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
11 VF Corporation Q3 FY25 Form 10-Q

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to enhance expense disclosures by requiring additional disaggregation of certain costs and expenses, on an interim and annual basis, within the footnotes to the financial statements. The guidance will be effective for annual disclosures beginning in Fiscal 2028 and subsequent interim periods. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	December 2024	March 2024	December 2023
Contract assets (a)	$1,757	$2,393	$1,877
Contract liabilities (b)	68,820	66,130	66,903
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three and nine months ended December 2024, the Company recognized $61.9 million and $159.3 million, respectively, of revenue, which, for the nine months ended December 2024 included the majority of the contract liability balance at the beginning of the year, and, for both periods, included amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of December 2024, the Company expects to recognize $61.0 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of December 2024, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended December 2024
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$785,883	$305,803	$159,251	$1,250,937
Direct-to-consumer	1,060,997	454,254	50,318	1,565,569
Royalty	4,266	6,250	6,890	17,406
Total	$1,851,146	$766,307	$216,459	$2,833,912

Geographic revenues
Americas	$864,838	$457,417	$184,467	$1,506,722
Europe	643,699	233,423	17,120	894,242
Asia-Pacific	342,609	75,467	14,872	432,948
Total	$1,851,146	$766,307	$216,459	$2,833,912
VF Corporation Q3 FY25 Form 10-Q 12

	Three Months Ended December 2023
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$734,130	$264,531	$157,841	$1,156,502
Direct-to-consumer	999,694	548,465	58,038	1,606,197
Royalty	4,755	6,311	6,429	17,495
Total	$1,738,579	$819,307	$222,308	$2,780,194

Geographic revenues
Americas	$821,506	$478,584	$185,916	$1,486,006
Europe	622,377	237,800	22,829	883,006
Asia-Pacific	294,696	102,923	13,563	411,182
Total	$1,738,579	$819,307	$222,308	$2,780,194

	Nine Months Ended December 2024
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$2,432,704	$1,183,914	$475,888	$4,092,506
Direct-to-consumer	1,857,145	1,246,247	118,069	3,221,461
Royalty	10,168	19,811	16,974	46,953
Total	$4,300,017	$2,449,972	$610,931	$7,360,920

Geographic revenues
Americas	$1,941,332	$1,397,707	$499,240	$3,838,279
Europe	1,559,750	806,094	70,289	2,436,133
Asia-Pacific	798,935	246,171	41,402	1,086,508
Total	$4,300,017	$2,449,972	$610,931	$7,360,920

	Nine Months Ended December 2023
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$2,499,604	$1,163,797	$496,630	$4,160,031
Direct-to-consumer	1,769,098	1,552,244	137,649	3,458,991
Royalty	13,253	19,173	16,932	49,358
Total	$4,281,955	$2,735,214	$651,211	$7,668,380

Geographic revenues
Americas	$2,021,660	$1,562,861	$526,355	$4,110,876
Europe	1,567,804	846,479	75,776	2,490,059
Asia-Pacific	692,491	325,874	49,080	1,067,445
Total	$4,281,955	$2,735,214	$651,211	$7,668,380
13 VF Corporation Q3 FY25 Form 10-Q

NOTE 4 — DISCONTINUED OPERATIONS

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.
Supreme
On July 16, 2024, VF entered into a Purchase Agreement with EssilorLuxottica S.A. to sell Supreme for an aggregate base purchase price of $1.500 billion, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses as more fully set forth in the Purchase Agreement. On October 1, 2024, VF completed the sale of Supreme. VF received proceeds of $1.486 billion, net of cash sold and subject to post-closing adjustments, resulting in an estimated after-tax loss on sale of $127.5 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the nine months ended December 2024. An increase in the estimated after-tax loss on sale of $2.7 million was included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations for the three months ended December 2024. VF used a portion of the net cash proceeds to prepay $1.0 billion of its delayed draw Term Loan ("DDTL") pursuant to the terms of the DDTL Agreement, as amended, which required repayment within ten business days of VF’s receipt of the net cash proceeds from the sale of Supreme, and to repay $450.0 million of commercial paper borrowings upon maturity during the three months ended December 2024.
During the second quarter of Fiscal 2025, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented.
The results of Supreme were previously reported in the Active segment. The results of Supreme recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations were losses of $1.3 million (including a $2.7 million increase to the estimated after-tax loss on sale) and $258.5 million (including the estimated after-tax loss on sale of $127.5 million and goodwill and intangible asset impairment charges of $145.0 million) for the three and nine months ended December 2024, respectively, and income of $49.3 million and $55.8 million for the three and nine months ended December 2023, respectively.
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
VF Corporation Q3 FY25 Form 10-Q 14

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for Supreme that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2024	2023	2024	2023
Net revenues	$5,030	$180,089	$244,524	$412,478
Cost of goods sold	1,571	66,683	95,520	161,152
Selling, general and administrative expenses	1,438	54,396	109,991	159,071
Impairment of goodwill and intangible assets	—	—	145,000	—
Interest expense, net (a)	—	(14,242)	(30,767)	(42,918)
Other income (expense), net	—	1,025	(17)	(226)
Income (loss) from discontinued operations before income taxes	2,021	45,793	(136,771)	49,111
Estimated loss on the sale of discontinued operations before income taxes	(2,656)	—	(135,194)	—
Total income (loss) from discontinued operations before income taxes	(635)	45,793	(271,965)	49,111
Income tax expense (benefit)	694	(3,491)	(13,446)	(6,668)
Income (loss) from discontinued operations, net of tax	$(1,329)	$49,284	$(258,519)	$55,779
(a)As noted above, interest expense and the related interest rate swap impact for the DDTL were reallocated to discontinued operations.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as of March 2024 and December 2023.

(In thousands)	March 2024	December 2023
Cash and equivalents	$18,229	$12,069
Accounts receivable, net	10,636	8,176
Inventories	68,543	53,997
Other current assets	18,817	23,106
Property, plant and equipment, net	34,894	31,983
Intangible assets, net	852,000	852,000
Goodwill	815,058	819,652
Operating lease right-of-use assets	75,287	71,408
Other assets	19,882	20,271
Deferred income tax assets (a)	(87,479)	(89,260)
Total assets of discontinued operations	$1,825,867	$1,803,402

Accounts payable	$28,651	$24,375
Accrued liabilities	51,210	55,276
Operating lease liabilities	69,554	65,648
Other liabilities	2,387	2,533
Total liabilities of discontinued operations	$151,802	$147,832
(a)Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.
NOTE 5 — INVENTORIES

(In thousands)	December 2024	March 2024	December 2023
Finished products	$1,756,117	$1,658,168	$2,050,549
Work-in-process	38,284	39,539	43,453
Raw materials	116	116	220
Total inventories	$1,794,517	$1,697,823	$2,094,222
15 VF Corporation Q3 FY25 Form 10-Q

NOTE 6 — INTANGIBLE ASSETS

			December 2024			March 2024
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$259,195	$194,883	$64,312	$74,963
Indefinite-lived intangible assets:
Trademarks and trade names					1,642,429	1,701,519
Intangible assets, net					$1,706,741	$1,776,482

During the three months ended December 2024, VF performed an interim impairment analysis of the Dickies indefinite-lived trademark intangible asset and recorded an impairment charge of $51.0 million to reduce the carrying value to fair value. Refer to Note 16 for additional information on fair value measurements.
Amortization expense for the three and nine months ended December 2024 was $3.3 million and $10.0 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2025 is $13.1 million, $12.1 million, $11.6 million, $10.7 million and $9.7 million, respectively.
NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2024	$205,868	$387,988	$51,500	$645,356
Foreign currency translation	(1,932)	(9,064)	—	(10,996)
Balance, December 2024	$203,936	$378,924	$51,500	$634,360

Accumulated impairment charges for the Outdoor and Work segments were $769.0 million and $61.8 million, respectively, as of December 2024 and March 2024. No impairment charges were recorded during the nine months ended December 2024.
NOTE 8 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost, impairment and gains recognized from sale leaseback transactions. The components of lease cost were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2024	2023	2024	2023
Operating lease cost	$99,998	$100,087	$304,551	$304,533
Other lease cost	46,445	44,512	99,555	116,786
Total lease cost	$146,443	$144,599	$404,106	$421,319

During the nine months ended December 2024, the Company entered into a sale leaseback transaction for certain warehouse real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of $15.5 million in the selling, general and administrative ("SG&A") expenses line item in VF's Consolidated Statement of Operations for the nine months ended December 2024.

During the nine months ended December 2024 and 2023, the Company paid $314.5 million and $308.5 million for operating leases, respectively. During the nine months ended December 2024 and 2023, the Company obtained $307.8 million and $204.8 million of right-of-use assets in exchange for lease liabilities, respectively.
VF Corporation Q3 FY25 Form 10-Q 16

NOTE 9 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date), are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At December 2024, March 2024 and December 2023, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $661.4 million, $485.0 million and $599.0 million, respectively, due to suppliers that are eligible to participate in the SCF program.
NOTE 10 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2024	2023	2024	2023
Service cost – benefits earned during the period	$2,475	$2,224	$7,381	$6,653
Interest cost on projected benefit obligations	11,700	11,763	35,095	35,350
Expected return on plan assets	(15,320)	(15,882)	(45,950)	(47,661)
Settlement charges	—	131	—	3,430
Curtailments	(638)	—	(638)	—
Amortization of deferred amounts:
Net deferred actuarial losses	5,049	4,106	15,146	12,508
Deferred prior service credits	(148)	(136)	(442)	(408)
Net periodic pension cost	$3,118	$2,206	$10,592	$9,872

VF has reported the service cost component of net periodic pension cost in operating income (loss) and the other components, which include interest cost, expected return on plan assets, settlement charges, curtailments, and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $6.3 million to its defined benefit plans during the nine months ended December 2024, and intends to make approximately $10.3 million of contributions during the remainder of Fiscal 2025.
VF recorded $0.1 million and $3.4 million in settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the three and nine months ended December 2023, respectively. The settlement charges related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate.
VF recorded $0.6 million in curtailment gains in the other income (expense), net line item in the Consolidated Statements of Operations for the three and nine months ended December 2024, related to employee exits from an international plan resulting from restructuring actions.
NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the nine months ended December 2024, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of December 2024, March 2024 or December 2023. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings (accumulated deficit).
17 VF Corporation Q3 FY25 Form 10-Q

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

(In thousands)	December 2024	March 2024	December 2023
Foreign currency translation and other	$(846,574)	$(868,439)	$(856,853)
Defined benefit pension plans	(171,993)	(182,333)	(155,701)
Derivative financial instruments	67,082	(13,559)	(38,819)
Accumulated other comprehensive loss	$(951,485)	$(1,064,331)	$(1,051,373)
The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended December 2024
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2024	$(869,994)	$(175,087)	$(25,499)	$(1,070,580)
Other comprehensive income (loss) before reclassifications	(51,873)	(99)	88,068	36,096
Amounts reclassified from accumulated other comprehensive loss	75,293	3,193	4,513	82,999
Net other comprehensive income	23,420	3,094	92,581	119,095
Balance, December 2024	$(846,574)	$(171,993)	$67,082	$(951,485)

	Three Months Ended December 2023
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2023	$(878,089)	$(155,638)	$22,022	$(1,011,705)
Other comprehensive income (loss) before reclassifications	21,236	(3,002)	(61,585)	(43,351)
Amounts reclassified from accumulated other comprehensive loss	—	2,939	744	3,683
Net other comprehensive income (loss)	21,236	(63)	(60,841)	(39,668)
Balance, December 2023	$(856,853)	$(155,701)	$(38,819)	$(1,051,373)

	Nine Months Ended December 2024
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2024	$(868,439)	$(182,333)	$(13,559)	$(1,064,331)
Other comprehensive income (loss) before reclassifications	(53,428)	(135)	56,015	2,452
Amounts reclassified from accumulated other comprehensive loss	75,293	10,475	24,626	110,394
Net other comprehensive income	21,865	10,340	80,641	112,846
Balance, December 2024	$(846,574)	$(171,993)	$67,082	$(951,485)
VF Corporation Q3 FY25 Form 10-Q 18

	Nine Months Ended December 2023
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2023	$(859,651)	$(167,692)	$7,825	$(1,019,518)
Other comprehensive income (loss) before reclassifications	2,798	762	(30,144)	(26,584)
Amounts reclassified from accumulated other comprehensive loss	—	11,229	(16,500)	(5,271)
Net other comprehensive income (loss)	2,798	11,991	(46,644)	(31,855)
Balance, December 2023	$(856,853)	$(155,701)	$(38,819)	$(1,051,373)
Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended December		Nine Months Ended December
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2024	2023	2024	2023
Losses on foreign currency translation and other:
Sale of Supreme	Income (loss) from discontinued operations, net of tax (a)	$(75,293)	$—	$(75,293)	$—
Total before tax		(75,293)	—	(75,293)	—
Tax benefit (expense)		—	—	—	—
Net of tax		(75,293)	—	(75,293)	—
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(5,049)	(4,106)	(15,146)	(12,508)
Deferred prior service credits	Other income (expense), net	148	136	442	408
Pension curtailment gains and settlement charges	Other income (expense), net	638	(131)	638	(3,430)
Total before tax		(4,263)	(4,101)	(14,066)	(15,530)
Tax benefit		1,070	1,162	3,591	4,301
Net of tax		(3,193)	(2,939)	(10,475)	(11,229)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net revenues	(9,580)	(794)	(21,762)	(220)
Foreign exchange contracts	Cost of goods sold	4,648	(2,697)	(9,479)	14,777
Foreign exchange contracts	SG&A expenses	166	833	(289)	3,141
Foreign exchange contracts	Other income (expense), net	(970)	536	(973)	(725)
Interest rate contracts	Interest expense	364	27	418	81
Interest rate contracts	Income (loss) from discontinued operations, net of tax	—	1,183	2,299	2,952
Total before tax		(5,372)	(912)	(29,786)	20,006
Tax benefit (expense)		859	168	5,160	(3,506)
Net of tax		(4,513)	(744)	(24,626)	16,500
Total reclassifications for the period, net of tax		$(82,999)	$(3,683)	$(110,394)	$5,271
(a)Foreign currency translation losses related to Supreme were included in the carrying value of the disposal group used in determining the estimated loss on sale recorded during the second quarter of Fiscal 2025. Upon completion of the sale of Supreme on October 1, 2024, these amounts were reclassified out of accumulated OCL into the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations for the three and nine months ended December 2024 and offset against the derecognition of the previously recorded allowance on the disposal group.
19 VF Corporation Q3 FY25 Form 10-Q

NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the nine months ended December 2024, VF granted stock options to employees and nonemployee members of VF's Board of Directors to purchase 6,560,921 shares of its Common Stock at a weighted average exercise price of $13.26 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Employee stock options vest and become exercisable in equal annual installments over three years. Stock options granted to nonemployee members of VF's Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Nine Months Ended December 2024
Expected volatility	37% to 53%
Weighted average expected volatility	47%
Expected term (in years)	5.5 to 7.3
Weighted average dividend yield	2.2%
Risk-free interest rate	3.80% to 5.43%
Weighted average fair value at date of grant	$5.30

During the nine months ended December 2024, VF granted 1,544,680 performance-based restricted stock units ("RSUs") to executives that enable them to receive shares of VF Common Stock at the end of a three-year performance cycle. The weighted average fair market value of VF Common Stock at the dates the units were granted was $16.61 per share. Each performance-based RSU has a potential final payout ranging from zero to two and one-quarter shares of VF Common Stock. The number of shares earned by participants, if any, is based on the achievement of financial targets and relative total shareholder return ("TSR") targets set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to participants in the year following the conclusion of the three-year performance period. The financial targets are based on the average, for the three years of the performance cycle, of the annual levels of achievement of VF's total revenue, weighted 50%, and the average, for the three years of the performance cycle, of the annual levels of achievement of VF's gross margin, weighted 50%. Furthermore, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's TSR over the three-year period compares to the TSR for companies included in the
Standard & Poor's 600 Consumer Discretionary Sector Index, resulting in a maximum payout of 225% of the target award. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $2.05 per share.
During the nine months ended December 2024, VF granted 92,384 nonperformance-based stock units to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The weighted average fair market value of VF Common Stock at the dates the units were granted was $16.42 per share.
In addition, VF granted 3,486,294 nonperformance-based RSUs to employees during the nine months ended December 2024. These units generally vest over periods up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $16.88 per share.
NOTE 13 — INCOME TAXES

The effective income tax rate for the nine months ended December 2024 was 16.1% compared to 578.0% in the 2023 period. The nine months ended December 2024 included a net discrete tax benefit of $1.9 million, which was comprised primarily of a $5.8 million net tax benefit related to unrecognized tax benefits and interest, and a $5.9 million tax expense related to stock compensation. Excluding the $1.9 million net discrete tax benefit in the 2024 period, the effective income tax rate would have been 16.8%. The nine months ended December 2023 included a net discrete tax expense of $693.8 million, primarily related to the tax effects of decisions in the Timberland tax case and Belgium excess profits ruling, which are discussed further below. Excluding the $693.8 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 31.0%. Without discrete items, the effective income tax rate for the nine months ended December 2024 decreased by 14.2% compared with the 2023 period primarily due to disproportionate year-to-date losses in jurisdictions with no tax benefit and jurisdictional mix of earnings as well as the impairment of nondeductible goodwill in the prior year.
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
VF Corporation Q3 FY25 Form 10-Q 20

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
During the nine months ended December 2024, the amount of net unrecognized tax benefits and associated interest decreased by $2.7 million to $300.1 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $120.8 million due to settlement of audits and expiration of statutes of limitations, of which $117.6 million would reduce income tax expense.
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
The Company's reportable segments have been identified as: Outdoor, Active and Work.
Financial information for VF's reportable segments is as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2024	2023	2024	2023
Segment revenues:
Outdoor	$1,851,146	$1,738,579	$4,300,017	$4,281,955
Active	766,307	819,307	2,449,972	2,735,214
Work	216,459	222,308	610,931	651,211
Total segment revenues	$2,833,912	$2,780,194	$7,360,920	$7,668,380
Segment profit (loss):
Outdoor	$400,593	$304,741	$604,592	$557,830
Active (a)	12,273	32,305	185,032	254,629
Work	13,521	(1,864)	39,257	13,482
Total segment profit	426,387	335,182	828,881	825,941
Impairment of goodwill and intangible assets	(51,000)	(257,096)	(51,000)	(257,096)
Corporate and other expenses	(142,202)	(140,324)	(395,959)	(316,219)
Interest expense, net (b)	(36,516)	(49,096)	(120,151)	(125,783)
Income (loss) from continuing operations before income taxes	$196,669	$(111,334)	$261,771	$126,843
(a)Includes legal settlement gains of $29.1 million in the three and nine months ended December 2023.
(b)Interest expense and the related interest rate swap impact for the DDTL, which totaled $31.1 million for the nine months ended December 2024, and $14.9 million and $44.2 million for the three and nine months ended December 2023, respectively, were reallocated to discontinued operations due to the requirement within the DDTL's amended agreement that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.
21 VF Corporation Q3 FY25 Form 10-Q

NOTE 15 — EARNINGS (LOSS) PER SHARE

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2024	2023	2024	2023
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$169,109	$(91,736)	$219,591	$(606,353)
Weighted average common shares outstanding	389,218	388,383	389,001	388,294
Earnings (loss) per share from continuing operations	$0.43	$(0.24)	$0.56	$(1.56)
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$169,109	$(91,736)	$219,591	$(606,353)
Weighted average common shares outstanding	389,218	388,383	389,001	388,294
Incremental shares from stock options and other dilutive securities	4,690	—	2,434	—
Adjusted weighted average common shares outstanding	393,908	388,383	391,435	388,294
Earnings (loss) per share from continuing operations	$0.43	$(0.24)	$0.56	$(1.56)

Outstanding stock options and other potentially dilutive securities of approximately 9.0 million and 13.6 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2024, respectively, because the effect of their inclusion would have been anti-dilutive to those periods. In addition, 2.4 million and 1.9 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2024, respectively, because these units were not considered to be contingent outstanding shares in those periods.
In the three and nine-month periods ended December 2023, the dilutive impacts of all outstanding stock options and other dilutive securities were excluded from dilutive shares as a result of the Company's loss from continuing operations for the periods and, as such, their inclusion would have been anti-dilutive. As a result, a total of 19.2 million and 19.0 million potentially dilutive shares related to stock options and other dilutive securities were excluded from the diluted loss per share calculations for the three and nine-month periods ended December 2023, respectively.
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
VF Corporation Q3 FY25 Form 10-Q 22

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
December 2024
Financial assets:
Cash equivalents:
Money market funds	$539,061	$539,061	$—	$—
Time deposits	37,709	37,709	—	—
Derivative financial instruments	91,685	—	91,685	—
Deferred compensation and other	87,789	87,789	—	—
Financial liabilities:
Derivative financial instruments	26,828	—	26,828	—
Deferred compensation	84,329	—	84,329	—
Contingent consulting fees	21,951	—	—	21,951

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2024
Financial assets:
Cash equivalents:
Money market funds	$171,931	$171,931	$—	$—
Time deposits	54,853	54,853	—	—
Derivative financial instruments	32,548	—	32,548	—
Deferred compensation and other	95,236	95,236	—	—
Financial liabilities:
Derivative financial instruments	40,234	—	40,234	—
Deferred compensation	90,804	—	90,804	—
(a)There were no transfers among the levels within the fair value hierarchy during the nine months ended December 2024 or the year ended March 2024.
The following table presents the change in fair value of the contingent consulting fees designated as Level 3:

(In thousands)	Contingent Consulting Fees
Balance, September 2024	$13,563
Change in fair value	8,388
Balance, December 2024	$21,951
VF’s cash equivalents include money market funds and time deposits with maturities within three months of their purchase dates, that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts and interest rate swap contracts (through their settlement in the three months ended December 2024), is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and interest rate forward curves, and considers the credit risk of the Company and its counterparties. VF’s deferred compensation assets primarily represent investments held within plan trusts as an economic hedge of the related deferred compensation liabilities. These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to VF’s deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
During the second quarter of Fiscal 2025, VF entered into a contract with a consulting firm to support Reinvent, VF's transformation program. The contract includes contingent fees tied to increases in VF's stock price. These fees are accounted for under Accounting Standards Codification Topic 718 — Stock Compensation ("ASC 718") as a liability award to a non-employee. Accordingly, VF has utilized the Monte Carlo valuation model (Level 3) to estimate the fair value of the award at its inception, and will adjust such fair value on a quarterly basis over the measurement period, which concludes on June 30, 2027. Changes in the fair value are recognized in the SG&A expenses line item in the Consolidated Statements of Operations over the relevant service period. The valuation includes the effects of market conditions that are based upon VF's stock price
23 VF Corporation Q3 FY25 Form 10-Q

performance relative to stock price targets and a minimum payout dependent on the Standard & Poor's 500 Index return and VF's TSR versus that of peer companies over the measurement period. As of December 2024, the total fair value of the contingent fees was $36.2 million, with $8.4 million and $22.0 million recognized in the three and nine months ended December 2024, respectively.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2024 and March 2024, their carrying values approximated their fair values. Additionally, at December 2024 and March 2024, the carrying values of VF’s long-term debt, including the current portion, were $4,635.1 million and $5,703.0 million, respectively, compared with fair values of $4,315.2 million and $5,263.3 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
Dickies Indefinite-Lived Intangible Asset Impairment Analysis
During the three months ended December 2024, management determined that the continued downturn in the Dickies financial results and projections, combined with expectations of a slower recovery than previously anticipated, was a triggering event that required management to perform a quantitative impairment analysis of the Dickies indefinite-lived trademark intangible asset. The carrying value of the indefinite-lived trademark intangible asset at the November 23, 2024 testing date was $290.0 million. As a result of the impairment testing performed, VF recorded an impairment charge of $51.0 million to write down the Dickies indefinite-lived trademark intangible asset to its estimated fair value.
The Dickies® brand, acquired in 2017, sells authentic, functional, durable and affordable workwear and has expanded to include work-inspired, casual-use products. Products are sold globally through mass merchants, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, VF-operated stores, on websites with strategic digital partners and online at www.dickies.com. The Dickies® brand is included in the Work reportable segment.
The fair value of the Dickies indefinite-lived trademark intangible asset was estimated using valuation techniques consistent with those discussed in the Critical Accounting Policies and Estimates section included in Management's Discussion and Analysis in the Fiscal 2024 Form 10-K.
Management's revenue forecasts used in the Dickies indefinite-lived trademark intangible asset valuation considered recent and historical performance, strategic initiatives, industry trends and macroeconomic factors. Assumptions used in the valuation were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Dickies indefinite-lived trademark intangible asset include:
•Revenue projections, including a base year that considered recent actual results lower than previous internal forecasts, continued weakness in certain key accounts and markets, slower recovery from the recent downturn, a return to moderate revenue growth by the end of the projection period that reflects the long-term strategy for the business, and a terminal growth rate based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the related intellectual property is domiciled;
•A reduced royalty rate based on market data and current performance of the brand as well as active license agreements for the Dickies® brand and similar VF brands; and
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes an extended recovery period from the recent downturn in the brand's operating results and a return to moderate revenue growth by the end of the projection period. If the brand is unable to achieve the financial projections, royalty rates decrease, or if market-based discount rates increase, additional impairment of the indefinite-lived trademark intangible asset could occur in the future.
NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments at December 2024 are foreign currency exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.1 billion at December 2024, $3.1 billion at March 2024 and $3.0 billion at December 2023, consisting primarily of contracts hedging exposures to the euro,
British pound, Canadian dollar, Swiss franc, Mexican peso, Chinese renminbi, Polish zloty, Swedish krona, South Korean won, and Japanese yen. These derivative contracts have maturities up to 20 months.
During the three months ended December 2024, VF settled interest rate swap contracts that were in place to hedge the cash flow risk of interest payments on the variable-rate DDTL Agreement. The DDTL was prepaid on October 4, 2024. The notional amount of VF's outstanding interest rate swap contracts was $500.0 million at March 2024 and December 2023.
VF Corporation Q3 FY25 Form 10-Q 24

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2024	March 2024	December 2023	December 2024	March 2024	December 2023
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$89,053	$29,657	$13,901	$(26,667)	$(39,639)	$(63,897)
Interest rate contracts	—	2,335	1,737	—	—	—
Total derivatives designated as hedging instruments	89,053	31,992	15,638	(26,667)	(39,639)	(63,897)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	2,632	556	166	(161)	(595)	(803)
Total derivatives	$91,685	$32,548	$15,804	$(26,828)	$(40,234)	$(64,700)
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

	December 2024		March 2024		December 2023

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$91,685	$(26,828)	$32,548	$(40,234)	$15,804	$(64,700)
Gross amounts not offset in the Consolidated Balance Sheets	(8,918)	8,918	(11,322)	11,322	(15,011)	15,011
Net amounts	$82,767	$(17,910)	$21,226	$(28,912)	$793	$(49,689)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		December 2024	March 2024	December 2023
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$80,981	$26,366	$12,261
Foreign exchange contracts	Accrued liabilities	(24,332)	(35,578)	(55,562)
Foreign exchange contracts	Other assets	10,704	3,847	1,806
Foreign exchange contracts	Other liabilities	(2,496)	(4,656)	(9,138)
Interest rate contracts	Other current assets	—	2,335	1,737
Cash Flow Hedges
VF primarily uses foreign currency exchange forward contracts to hedge a portion of the exchange risk for its forecasted sales, inventory purchases, operating costs and certain intercompany transactions, including sourcing and management fees and royalties. The Company also used interest rate swap contracts to hedge against a portion of the exposure related to its interest payments on its variable-rate debt, which was prepaid on October 4, 2024. The effects of cash flow hedging included in VF’s Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in Accumulated OCL Three Months Ended December		Gain (Loss) on Derivatives Recognized in Accumulated OCL Nine Months Ended December

Cash Flow Hedging Relationships	2024	2023	2024	2023
Foreign exchange contracts	$104,716	$(71,398)	$70,014	$(42,049)
Interest rate contracts	13	(1,977)	301	5,829
Total	$104,729	$(73,375)	$70,315	$(36,220)
25 VF Corporation Q3 FY25 Form 10-Q

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss) Three Months Ended December		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss) Nine Months Ended December

Cash Flow Hedging Relationships	Location of Gain (Loss)	2024	2023	2024	2023
Foreign exchange contracts	Net revenues	$(9,580)	$(794)	$(21,762)	$(220)
Foreign exchange contracts	Cost of goods sold	4,648	(2,697)	(9,479)	14,777
Foreign exchange contracts	SG&A expenses	166	833	(289)	3,141
Foreign exchange contracts	Other income (expense), net	(970)	536	(973)	(725)
Interest rate contracts	Interest expense	364	27	418	81
Interest rate contracts	Income (loss) from discontinued operations, net of tax	—	1,183	2,299	2,952
Total		$(5,372)	$(912)	$(29,786)	$20,006

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
Other Derivative Information
At December 2024, accumulated OCL included $38.9 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represented €2.0 billion in aggregate principal as of December 2024, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three and nine-month periods ended December 2024, the Company recognized an after-tax gain of $108.6 million and $54.7 million, respectively, in other comprehensive income (loss) related to the net investment hedge transaction and an after-tax loss of $74.8 million and $19.3 million for the three and nine-month periods ended December 2023, respectively. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
NOTE 18 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. A description of significant restructuring programs and other restructuring charges is provided below.

Reinvent

On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The Company currently estimates it will incur approximately $190.0 million to $210.0 million in restructuring charges in connection with Reinvent, and that substantially all actions will be completed by the end of Fiscal 2025. Of the total estimated charges, the Company anticipates that approximately 70% will relate to severance and employee-related benefits and the remainder will primarily relate to asset impairments and write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the nine months ended December 2024, $37.4 million of cash payments related to the Reinvent charges were made.
VF Corporation Q3 FY25 Form 10-Q 26

The type of cost and respective location of restructuring charges related to Reinvent within VF's Consolidated Statement of Operations for the three and nine months ended December 2024 and 2023, and the cumulative charges recorded since the inception of Reinvent were as follows:

		Three Months Ended December		Nine Months Ended December		Cumulative Charges

(In thousands)		2024	2023	2024	2023
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$16,976	$27,392	$36,275	$27,392	$101,097
Severance and employee-related benefits	Cost of goods sold	—	4,210	181	4,210	4,691
Contract termination and other	SG&A expenses	—	—	737	—	737
Contract termination and other	Cost of goods sold	—	—	157	—	157
Asset impairments and write-downs	SG&A expenses	—	18,739	500	18,739	39,886
Pension withdrawal	SG&A expenses	—	—	3,619	—	3,619
Curtailment gains	Other income (expense), net	(638)	—	(638)	—	(638)
Accelerated depreciation	SG&A expenses	50	—	929	—	929
Accelerated depreciation	Cost of goods sold	—	—	17	—	17
Total Reinvent Restructuring Charges		$16,388	$50,341	$41,777	$50,341	$150,495
All restructuring charges related to Reinvent recognized in the three and nine months ended December 2024 and December 2023 were reported within 'Corporate and other' expenses in Note 14, Reportable Segment Information.
Other Restructuring Charges
Other Restructuring Charges are related to various approved initiatives. The type of cost and respective location of Other Restructuring Charges within VF's Consolidated Statement of Operations for the three and nine months ended December 2024 and 2023 were as follows:

		Three Months Ended December		Nine Months Ended December

(In thousands)		2024	2023	2024	2023
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$—	$—	$—	$676
Contract termination and other	SG&A expenses	—	435	591	889
Total Other Restructuring Charges		$—	$435	$591	$1,565
Other Restructuring Charges by business segment were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2024	2023	2024	2023
Outdoor	$—	$—	$—	$242
Active	—	—	—	434
Work	—	—	—	—
Corporate and other	—	435	591	889
Total	$—	$435	$591	$1,565
27 VF Corporation Q3 FY25 Form 10-Q

Consolidated Restructuring Charges
The activity in the restructuring accrual related to Reinvent and Other Restructuring Charges for the nine-month period ended December 2024 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2024	$60,160	$345	$60,505
Charges	36,456	894	37,350
Cash payments and settlements	(39,761)	(902)	(40,663)
Adjustments to accruals	(1,647)	—	(1,647)
Impact of foreign currency	(595)	—	(595)
Accrual at December 2024	$54,613	$337	$54,950
Of the $55.0 million total restructuring accrual at December 2024, $53.5 million is expected to be paid within the next 12 months and is classified within accrued liabilities. The remaining $1.5 million will be paid beyond the next 12 months and is classified within other liabilities. The Company has not recognized any significant incremental costs related to the accruals for the year ended March 2024 or prior periods.
NOTE 19 — SUBSEQUENT EVENT
On January 22, 2025, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on March 20, 2025 to stockholders of record on March 10, 2025.
VF Corporation Q3 FY25 Form 10-Q 28

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 31, 2024 through March 29, 2025 ("Fiscal 2025"). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2025. For presentation purposes herein, all references to periods ended December 2024 and December 2023 relate to the fiscal periods ended on December 28, 2024 and December 30, 2023, respectively. References to March 2024 relate to information as of March 30, 2024.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. References to the three and nine months ended December 2024 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three and nine months ended December 2023 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement (the "Purchase Agreement") with
EssilorLuxottica S.A. to sell the Supreme® brand business ("Supreme"). On October 1, 2024, VF completed the sale of Supreme. During the second quarter of Fiscal 2025, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. In addition, interest expense and the related interest rate swap impact for the delayed draw Term Loan ("DDTL") were reallocated to discontinued operations due to the requirement within the DDTL Agreement, as amended, that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented.
Refer to Note 4 to VF’s consolidated financial statements for additional information on discontinued operations.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.

RECENT DEVELOPMENTS
Supreme Divestiture
As noted above, VF completed the sale of Supreme on October 1, 2024. VF received proceeds of $1.486 billion, net of cash sold and subject to post closing adjustments, and recognized an estimated after-tax loss on sale of Supreme of $127.5 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the nine months ended December 2024. VF used a portion of the net cash proceeds to prepay $1.0 billion of the DDTL on October 4, 2024, pursuant to the terms of the DDTL Agreement, as amended, which required repayment within ten business days of VF’s receipt of the net cash proceeds from the sale of Supreme, and to repay $450.0 million of commercial paper borrowings upon maturity during the three months ended December 2024.
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
•Reduce debt and leverage: In addition to improving operating performance, VF is committed to deleveraging the balance sheet. VF used the proceeds from the sale of Supreme to prepay the DDTL and to repay $450.0 million of commercial paper borrowings.
During the second quarter of Fiscal 2025, the Company initiated the next phase of Reinvent, which is focused on a return to growth and improvements to profitability. In doing so, the Company initiated a set of transformational workstreams focused on revenue growth, margin expansion and selling, general and administrative expense contraction.
Reinvent restructuring charges in the three and nine months ended December 2024 were $16.4 million and $41.8 million, respectively, and cumulative charges were $150.5 million since the inception of the program, which primarily included costs associated with severance and employee-related benefits and the impact of asset impairments and write-downs.
29 VF Corporation Q3 FY25 Form 10-Q

SUMMARY OF THE THIRD QUARTER OF FISCAL 2025

•Revenue increased 2% to $2.8 billion compared to the three months ended December 2023.
•Outdoor segment revenues increased 6% to $1.9 billion compared to the three months ended December 2023, including a 1% unfavorable impact from foreign currency.
•Active segment revenues decreased 6% to $766.3 million compared to the three months ended December 2023.
•Work segment revenues decreased 3% to $216.5 million compared to the three months ended December 2023, including a 1% unfavorable impact from foreign currency.
•Wholesale revenues increased 8% compared to the three months ended December 2023.
•Direct-to-consumer revenues decreased 3% compared to the three months ended December 2023, including a 1% unfavorable impact from foreign currency.

•International revenues increased 1% compared to the three months ended December 2023, including a 1% unfavorable impact from foreign currency.
•Revenues in the Americas region increased 1% compared to the three months ended December 2023, including a 1% unfavorable impact from foreign currency.
•Gross margin increased 170 basis points to 56.3% compared to the three months ended December 2023, primarily driven by lower product costs and less promotional activity.
•Earnings (loss) per share was $0.43 compared to $(0.24) in the 2023 period. The increase was primarily driven by increased profitability in the Outdoor segment during the three months ended December 2024 and lower impairment charges in the current period compared to the three months ended December 2023.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and nine months ended December 2024 from the comparable periods in 2023:

(In millions)	Three Months Ended December	Nine Months Ended December
Net revenues — 2023	$2,780.2	$7,668.4
Organic	60.5	(301.2)
Impact of foreign currency	(6.8)	(6.3)
Net revenues — 2024	$2,833.9	$7,360.9

VF reported a 2% increase and a 4% decrease in revenues for the three and nine months ended December 2024, respectively, compared to the 2023 periods. The revenue increase in the three months ended December 2024 was driven by an increase in the Outdoor segment, partially offset by a decrease in the Active segment. The revenue increase in the three months ended December 2024 was also due to increases across all regions. The revenue decrease in the nine months ended December 2024 was driven by declines across the Active and Work segments, partially offset by an increase in the Outdoor segment. The revenue decrease in the nine months ended December 2024 was also due to declines across the Americas and Europe regions, with the most significant declines in the Americas region.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationship to net revenues for components of the Consolidated Statements of Operations:

	Three Months Ended December		Nine Months Ended December

	2024	2023	2024	2023
Gross margin (net revenues less cost of goods sold)	56.3%	54.6%	53.5%	52.6%
Selling, general and administrative expenses	46.5	48.7	47.7	46.3
Impairment of goodwill and intangible assets	1.8	9.2	0.7	3.4
Operating margin	8.0%	(3.3)%	5.1%	3.0%
Note: Amounts may not sum due to rounding.

Gross margin increased 170 and 90 basis points in the three and nine months ended December 2024, respectively, compared to the 2023 periods. The increase in both periods was primarily driven by lower product costs. The increase in the three months ended December 2024 was also due to less promotional activity.
Selling, general and administrative expenses as a percentage of total revenues decreased 220 basis points and increased 140 basis points during the three and nine months ended December 2024, respectively, compared to the 2023 periods. Selling, general and administrative expenses decreased $34.8 million and $37.1 million in the three and nine months ended December 2024, respectively, compared to the 2023 periods. The decrease
VF Corporation Q3 FY25 Form 10-Q 30

in the three months ended December 2024 was primarily due to cost savings from Reinvent, partially offset by higher compensation costs, including performance-based compensation. The decrease in the nine months ended December 2024 was primarily due to cost savings from Reinvent, lower information technology costs and distribution expenses and a gain recognized from a sale leaseback transaction, partially offset by Reinvent restructuring charges and project-related costs and higher compensation costs, including performance-based compensation.
VF recorded an intangible asset impairment charge of $51.0 million related to the Dickies indefinite-lived trademark intangible asset in the three and nine months ended December 2024. During the third quarter of Fiscal 2025, due to the continued downturn in the Dickies financial results and projections, combined with expectations of a slower recovery than previously anticipated, the Company determined that a triggering event had occurred requiring impairment testing of the Dickies indefinite-lived trademark intangible asset. The indefinite-lived trademark intangible asset impairment primarily related to the reduction in financial projections for Dickies.
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
Net interest expense decreased $12.6 million and $5.6 million during the three and nine months ended December 2024, respectively, compared to the 2023 periods. The decrease in net interest expense in both the three and nine months ended December 2024 was primarily due to decreased levels of short-term commercial paper borrowings and an increase in interest income due to higher cash and cash equivalents and rates. Total outstanding debt averaged $5.0 billion in the nine months ended
December 2024 and $6.8 billion in the same period in 2023, with weighted average interest rates of 3.3% and 2.6% in the nine months ended December 2024 and 2023, respectively.
Other income (expense), net decreased $21.6 million and $17.9 million during the three and nine months ended December 2024, respectively, compared to the 2023 periods. The decrease in both periods was primarily due to legal settlement gains of $29.1 million recorded in the 2023 periods, partially offset by cyber insurance recoveries of $9.2 million received in the three and nine months ended December 2024.
The effective income tax rate for the nine months ended December 2024 was 16.1% compared to 578.0% in the 2023 period. The nine months ended December 2024 included a net discrete tax benefit of $1.9 million, which was comprised primarily of a $5.8 million net tax benefit related to unrecognized tax benefits and interest, and a $5.9 million tax expense related to stock compensation. Excluding the $1.9 million net discrete tax benefit in the 2024 period, the effective income tax rate would have been 16.8%. The nine months ended December 2023 included a net discrete tax expense of $693.8 million, primarily related to the tax effects of decisions in the Timberland tax case and Belgium excess profits ruling. Excluding the $693.8 million net discrete tax expense in the 2023 period, the effective income tax rate would have been 31.0%. Without discrete items, the effective income tax rate for the nine months ended December 2024 decreased by 14.2% compared with the 2023 period primarily due to disproportionate year-to-date losses in jurisdictions with no tax benefit and jurisdictional mix of earnings as well as the impairment of nondeductible goodwill in the prior year.
As a result of the above, income (loss) from continuing operations in the three months ended December 2024 was $169.1 million ($0.43 per diluted share) compared to $(91.7) million ($(0.24) per diluted share) in the 2023 period, and income (loss) from continuing operations in the nine months ended December 2024 was $219.6 million ($0.56 per diluted share) compared to $(606.4) million ($(1.56) per diluted share) in the 2023 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. The primary financial measures used by management to evaluate the financial results of VF's reportable segments are segment revenues and segment profit. Segment profit comprises the operating income and other income (expense), net line items of each segment.
Refer to Note 14 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income (loss) from continuing operations before income taxes.
31 VF Corporation Q3 FY25 Form 10-Q

The following tables present a summary of the changes in segment revenues and profit in the three and nine months ended December 2024 from the comparable periods in 2023 and revenues by region for our Top 4 brands for the three and nine months ended December 2024 and 2023:
Segment Revenues:

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Total
Segment revenues — 2023	$1,738.6	$819.3	$222.3	$2,780.2
Organic	113.6	(47.8)	(5.4)	60.5
Impact of foreign currency	(1.1)	(5.2)	(0.4)	(6.8)
Segment revenues — 2024	$1,851.1	$766.3	$216.5	$2,833.9

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Total
Segment revenues — 2023	$4,282.0	$2,735.2	$651.2	$7,668.4
Organic	14.9	(277.0)	(39.0)	(301.2)
Impact of foreign currency	3.1	(8.2)	(1.3)	(6.3)
Segment revenues — 2024	$4,300.0	$2,450.0	$610.9	$7,360.9
Segment Profit:

	Three Months Ended December
(In millions)	Outdoor	Active	Work	Total
Segment profit (loss)— 2023	$304.7	$32.3	$(1.9)	$335.2
Organic	94.6	(19.7)	15.3	90.1
Impact of foreign currency	1.3	(0.3)	0.1	1.1
Segment profit — 2024	$400.6	$12.3	$13.5	$426.4

	Nine Months Ended December
(In millions)	Outdoor	Active	Work	Total
Segment profit — 2023	$557.8	$254.6	$13.5	$825.9
Organic	42.0	(69.8)	25.6	(2.2)
Impact of foreign currency	4.8	0.2	0.2	5.2
Segment profit — 2024	$604.6	$185.0	$39.3	$828.9
Note: Amounts may not sum due to rounding.

Top Brand Revenues:
	Three Months Ended December 2024
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$574.0	$412.4	$262.6	$101.6	$1,350.6
Europe	427.6	136.9	185.7	17.1	767.3
Asia-Pacific	251.7	58.3	78.7	14.9	403.6
Global	$1,253.3	$607.6	$527.0	$133.6	$2,521.5

	Three Months Ended December 2023
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$557.7	$434.1	$231.4	$111.5	$1,334.7
Europe	418.1	149.4	172.6	22.8	762.9
Asia-Pacific	216.3	84.7	69.1	13.6	383.7
Global	$1,192.1	$668.2	$473.0	$147.9	$2,481.2
VF Corporation Q3 FY25 Form 10-Q 32

	Nine Months Ended December 2024
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$1,289.9	$1,165.9	$574.7	$291.1	$3,321.6
Europe	988.3	493.9	479.5	70.3	2,032.0
Asia-Pacific	590.6	197.1	177.6	41.4	1,006.7
Global	$2,868.9	$1,856.8	$1,231.7	$402.8	$6,360.2

	Nine Months Ended December 2023
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$1,377.0	$1,350.3	$549.6	$331.1	$3,608.0
Europe	990.9	526.4	489.5	75.8	2,082.6
Asia-Pacific	491.1	277.9	176.3	49.1	994.4
Global	$2,859.0	$2,154.5	$1,215.5	$456.0	$6,685.0
(a)The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Segment revenues	$1,851.1	$1,738.6	6.5%	$4,300.0	$4,282.0	0.4%
Segment profit	400.6	304.7	31.5%	604.6	557.8	8.4%
Operating margin	21.6%	17.5%		14.1%	13.0%

The Outdoor segment includes the following brands: The North Face®, Timberland®, Smartwool®, Altra® and Icebreaker®.

Global revenues for Outdoor increased 6% in the three months ended December 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 16%, including a 14% increase in Greater China (which includes Mainland China, Hong Kong and Taiwan) with a 1% favorable impact from foreign currency. Revenues in the Americas region increased 5%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 3%.
Global revenues for Outdoor remained flat in the nine months ended December 2024 compared to the 2023 period. Revenues in the Asia-Pacific region increased 15%, including a 1% unfavorable impact from foreign currency and a 19% increase in Greater China. Revenues in the Europe region decreased 1%. Revenues in the Americas region decreased 4% compared to the 2023 period.
Global revenues for The North Face® brand increased 5% in the three months ended December 2024 compared to the 2023 period, primarily driven by growth in the Asia-Pacific region, which increased 16%. Revenues in the Americas region increased 3% in the three months ended December 2024. Revenues in the Europe region increased 2% in the three months ended December 2024, including a 1% favorable impact from foreign currency. Global revenues for The North Face® brand remained flat in the nine months ended December 2024, compared to the 2023 period. Revenue growth in the Asia-Pacific region of 20% in the nine months ended December 2024, was offset by declines in the Americas region of 6%. Revenues in the Europe region remained flat in the nine months ended December 2024, including a 1% favorable impact from foreign currency.
Global revenues for the Timberland® brand increased 11% in the three months ended December 2024, compared to the 2023 period, including a 1% unfavorable impact from foreign currency. Revenue in the Americas region increased 15% in the three months ended December 2024, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 8% in the three months ended December 2024. Revenues in the Asia-Pacific region increased 14% in the three months ended December 2024, including a 1% unfavorable impact from foreign currency. Global revenues for the Timberland® brand remained flat in the nine months ended December 2024, compared to the 2023 period, including a 1% unfavorable impact from foreign currency. Revenue in the Americas region increased 3% in the nine months ended December 2024, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region increased 1% in the nine months ended December 2024, including a 1% unfavorable impact from foreign currency. These increases were offset by decreased revenues in the Europe region of 2% in the nine months ended December 2024, including a 1% favorable impact from foreign currency.
33 VF Corporation Q3 FY25 Form 10-Q

Global direct-to-consumer revenues for Outdoor increased 6% and 5% in the three and nine months ended December 2024, respectively, compared to the 2023 periods. The increases were primarily due to the The North Face® brand across all regions. Global wholesale revenues increased 7% in the three months ended December 2024, compared to the 2023 period. The increase was primarily driven by the Timberland® brand across all regions. Global wholesale revenues decreased 3% in the nine months ended December 2024, compared to the 2023 period.
The decrease was primarily driven by declines in The North Face® brand in the Americas and Europe regions.
Operating margin increased in both the three and nine months ended December 2024 compared to the 2023 periods, reflecting higher gross margin, primarily driven by lower product costs. The increase in gross margin in the three months ended December 2024 was also due to less promotional activity.
Active

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Segment revenues	$766.3	$819.3	(6.5)%	$2,450.0	$2,735.2	(10.4)%
Segment profit	12.3	32.3	(62.0)%	185.0	254.6	(27.3)%
Operating margin	1.6%	3.9%		7.6%	9.3%
The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, Eastpak® and JanSport®.

Global revenues for Active decreased 6% in the three months ended December 2024 compared to the 2023 period. Revenues in the Asia-Pacific region decreased 27%, including a 38% decrease in Greater China with a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 4%, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 2%.
Global revenues for Active decreased 10% in the nine months ended December 2024 compared to the 2023 period. Revenues in the Americas region decreased 11%, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 24%, including a 34% decrease in Greater China with a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 5%.
Vans® brand global revenues decreased 9% in the three months ended December 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. The overall decline was most significantly impacted by a 31% decrease in the Asia-Pacific region and 5% decrease in the Americas region for the three months ended December 2024. The decrease in the Americas region included a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 8% in the three months ended December 2024 including a 1% favorable impact from foreign currency. Vans® brand global revenues decreased 14% in the nine months ended December 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. The overall decline was most significantly impacted by a 14% decrease in the Americas region for the nine months ended December 2024, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 29% in the nine months ended December 2024, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 6% in the nine months ended December 2024, including a 1% favorable impact from foreign currency.
Global direct-to-consumer revenues for Active decreased 17% and 20% in the three and nine months ended December 2024, respectively, compared to the 2023 periods, including a 1% unfavorable impact from foreign currency in the nine months ended December 2024. The decreases were primarily driven by declines in the Americas region, which decreased 16% and 20% in the three and nine months ended December 2024, respectively. Global wholesale revenues increased 15% and 2% in the three and nine months ended December 2024, respectively, including a 1% unfavorable impact from foreign currency in the three months ended December 2024. The increases were primarily due to a 35% and 9% increase in the Americas region in the three and nine months ended December 2024, respectively, including a 2% and 1% unfavorable impact from foreign currency in the respective periods. The current year increase is in part the result of the deliberate actions taken to right-size inventories in the Americas wholesale channel in the second half of Fiscal 2024. Wholesale revenues in the Europe region increased 9% and decreased 1% in the three and nine months ended December 2024, respectively, including a 1% favorable impact from foreign currency in both periods. Wholesale revenues in the Asia-Pacific region decreased 20% and 15% in the three and nine months ended December 2024, respectively, including a 1% unfavorable impact from foreign currency in the nine months ended December 2024.
Operating margin decreased in both the three and nine months ended December 2024 compared to the 2023 periods, primarily due to legal settlement gains of $29.1 million recorded in the prior year periods. The decrease in the nine months ended December 2024 also reflected lower leverage of operating expenses due to decreased revenues.

VF Corporation Q3 FY25 Form 10-Q 34

Work

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Segment revenues	$216.5	$222.3	(2.6)%	$610.9	$651.2	(6.2)%
Segment profit (loss)	13.5	(1.9)	*	39.3	13.5	191.2%
Operating margin	6.2%	(0.8)%		6.4%	2.1%
*Calculation not meaningful
The Work segment includes the following brands: Dickies® and Timberland PRO®.

Global Work revenues decreased 3% in the three months ended December 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 25%, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 1%. Revenues in the Asia-Pacific region increased 10%.
Global Work revenues decreased 6% in the nine months ended December 2024 compared to the 2023 period. Revenues in the Americas region decreased 5%. Revenues in the Asia-Pacific region decreased 16%, including a 2% unfavorable impact from foreign currency. Revenues in the Europe region decreased 7%, including a 1% favorable impact from foreign currency.
Dickies® brand global revenues decreased 10% and 12% in the three and nine months ended December 2024, respectively, compared to the 2023 periods. The declines in both the three and nine months ended December 2024 were primarily driven by decreases in the Americas region of 9% and 12%, respectively, reflecting lower inventory replenishment and weakness with certain key U.S. wholesale customer accounts. Revenues in the Europe region decreased 25% and 7% in the three and nine months ended December 2024, respectively, including a 1% favorable impact from foreign currency in both periods. Revenues in the Asia-Pacific region increased 10% and decreased 16% in the three and nine months ended December 2024, respectively, including a 2% unfavorable impact from foreign currency in the nine months ended December 2024, primarily due to broad-based weakness in Greater China in the nine months ended December 2024.
Operating margin increased in both the three and nine months ended December 2024 compared to the 2023 periods, reflecting higher gross margin, primarily driven by lower inventory reserves, and decreased distribution expenses.

Reconciliation of Segment Profit to Income (Loss) From Continuing Operations Before Income Taxes

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

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Impairment of goodwill and intangible assets	$51.0	$257.1	(80.2)%	$51.0	$257.1	(80.2)%
Corporate and other expenses	142.2	140.3	1.3%	396.0	316.2	25.2%
Interest expense, net	36.5	49.1	(25.6)%	120.2	125.8	(4.5)%
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses.
The increase in corporate and other expenses for both the three and nine months ended December 2024 was due to higher compensation costs, including performance-based compensation, partially offset by cost savings from Reinvent. The increase in the nine months ended December 2024 was also due to higher Reinvent restructuring charges and project-related costs compared to the 2023 period.

International

International revenues increased 1% in the three months ended December 2024 compared to the 2023 period, including a 1% unfavorable impact from foreign currency. In the Asia-Pacific region, revenues increased 5% in the three months ended December 2024. Revenues in Greater China increased 4% in the three months ended December 2024. Revenues in the Europe region increased 1%. Revenues in the Americas (non-U.S.) region decreased 7% in the three months ended December 2024, including a 6% unfavorable impact from foreign currency.
International revenues decreased 2% in the nine months ended December 2024 compared to the 2023 period. Revenues in the
35 VF Corporation Q3 FY25 Form 10-Q

Europe region decreased 2% in the nine months ended December 2024, including a 1% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region decreased 8% in the nine months months ended December 2024, including a 4% unfavorable impact from foreign currency. In the Asia-Pacific region, revenues increased 2% and revenues in Greater China increased 5%.
International revenues were 52% and 53% of total revenues in the three-month periods ended December 2024 and 2023, respectively, and 54% and 53% of total revenues in the nine-month periods ended December 2024 and 2023, respectively.

Direct-to-Consumer

Direct-to-consumer revenues decreased 3% and 7% in the three and nine months ended December 2024, respectively, compared to the 2023 periods, including a 1% unfavorable impact from foreign currency in the three months ended December 2024.
VF's e-commerce business decreased 3% and 5% during the three and nine months ended December 2024, respectively. The decreases were primarily driven by declines in the e-commerce business in the Americas region.
Revenues from VF-operated retail stores decreased 4% and 10% during the three and nine months ended December 2024, respectively, including a 1% unfavorable impact from foreign currency in the three months ended December 2024. There were 1,160 VF-operated retail stores at December 2024 compared to 1,255 at December 2023.
Direct-to-consumer revenues were 55% and 58% of total revenues in the three-month periods ended December 2024 and 2023, respectively, and 44% and 45% of total revenues in the nine-month periods ended December 2024 and 2023, respectively.

Wholesale

Wholesale revenues increased 8% and decreased 2% in the three and nine months ended December 2024, respectively, compared to the 2023 periods. The increase in the three months ended December 2024 was primarily driven by growth across all regions. The current year increase is in part the result of the deliberate actions taken to right-size inventories in the Americas wholesale channel in the second half of Fiscal 2024 for the Vans® brand. The decrease in the nine months ended December 2024 was primarily driven by declines in the wholesale business in the Americas and Europe regions.
Wholesale revenues were 45% and 42% of total revenues in the three-month periods ended December 2024 and 2023, respectively, and 56% and 55% of total revenues in the nine-month periods ended December 2024 and 2023, respectively.

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at December 2024 compared to March 2024:
•Decrease in short-term borrowings — primarily due to a decrease in commercial paper borrowings resulting from a $450.0 million repayment using the proceeds from the sale of Supreme.
•Decrease in the current portion of long-term debt — due to the prepayment of $1.0 billion of long-term debt due in December 2024 related to the DDTL, partially offset by the reclassification of $750.0 million of long-term notes due in April 2025 to current liabilities.
•Increase in accounts payable — primarily due to the timing of inventory shipments from and payments to vendors.
•Increase in accrued liabilities — primarily due to the timing of services received and payments made for other accruals.
•Decrease in long-term debt — due to the reclassification of $750.0 million of long-term notes due in April 2025 to current liabilities.
The following discussion refers to significant changes in balances at December 2024 compared to December 2023:
•Decrease in inventories — driven by VF reducing elevated inventory levels.
•Decrease in property, plant and equipment, net — primarily due to asset disposals and write-downs.
•Decrease in goodwill — primarily due to $250.5 million in impairment charges related to the Timberland and Icebreaker reporting units recorded in the fourth quarter of Fiscal 2024.
•Decrease in short-term borrowings — primarily due to a decrease in commercial paper borrowings resulting from a $450.0 million repayment using the proceeds from the sale of Supreme.
•Decrease in the current portion of long-term debt — due to the prepayment of $1.0 billion of long-term debt due in December 2024 related to the DDTL, partially offset by the reclassification of $750.0 million of long-term notes due in April 2025 to current liabilities.
•Decrease in long-term debt — due to the reclassification of $750.0 million of long-term notes due in April 2025 to current liabilities.
VF Corporation Q3 FY25 Form 10-Q 36

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	December	March	December
(Dollars in millions)	2024	2024	2023
Working capital	$1,794.6	$733.6	$920.9
Current ratio	1.6 to 1	1.2 to 1	1.2 to 1
Net debt to total capital	73.6%	80.1%	75.8%

The increase in working capital and the current ratio at December 2024 compared to March 2024 was primarily due to a net increase in current assets driven by higher cash and cash equivalents. The increase in working capital and the current ratio at December 2024 compared to December 2023 was primarily due to a net decrease in current liabilities driven by decreased short-term borrowings and current portion of long-term debt, as discussed in the "Consolidated Balance Sheets" section above. The increase at December 2024 compared to December 2023 was also due to a net increase in current assets driven by higher cash and cash equivalents, partially offset by lower inventory balances, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term borrowings, current portion of long-term debt and long-term debt, in addition to operating lease liabilities, net of unrestricted cash and cash equivalents. Total capital is defined as net debt plus stockholders’ equity. The decrease in the net debt to total capital ratio at December 2024 compared to both March 2024 and December 2023 was primarily driven by a decrease in net debt. The decrease in net debt was primarily due to the prepayment of $1.0 billion of long-term debt in October 2024 related to the DDTL and a decrease in short-term borowings as discussed in the "Consolidated Balance Sheets" section above, and higher cash and cash equivalents at December 2024. The decrease in the net debt to total capital ratio at December 2024 compared to December 2023 was partially offset by a decrease in stockholders' equity. The decrease in stockholders' equity was primarily driven by the net loss for the period and payments of dividends.
VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the calendar year. VF's additional sources of liquidity include available borrowing capacity against its $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”), available cash balances and international lines of credit.
In summary, our cash flows from continuing operations were as follows:

	Nine Months Ended December

(In thousands)	2024	2023
Cash provided by operating activities	$609,545	$975,171
Cash provided (used) by investing activities	1,450,486	(184,498)
Cash used by financing activities	(1,359,682)	(735,766)

Cash Provided by Operating Activities
Cash flows related to operating activities are dependent on income (loss) from continuing operations, adjustments to income (loss) from continuing operations and changes in working capital. The decrease in cash provided by operating activities in the nine months ended December 2024 compared to December 2023 was primarily due to a decrease in net cash provided by working capital and a decrease in income from continuing operations, excluding the write-off of income tax receivables and interest related to the Timberland tax case in the prior year.
Cash Provided (Used) by Investing Activities
The increase in cash provided by investing activities in the nine months ended December 2024 was primarily due to proceeds from the sale of Supreme, net of cash sold, of $1.486 billion in the period. The nine months ended December 2024 also included proceeds from the sale of assets of $88.1 million, primarily related to a sale leaseback transaction of a distribution center, sale of an aircraft hangar, sale of a corporate-owned aircraft and sale of an office building. The increase was also due to a decrease in capital expenditures of $50.2 million and a decrease in software purchases of $21.3 million in the nine months ended December 2024 compared to the 2023 period.
Cash Used by Financing Activities
The increase in cash used by financing activities during the nine months ended December 2024 was primarily due to a $694.6 million net decrease in short-term borrowings for the periods compared. The nine months ended December 2024 also included a $1.0 billion prepayment of the DDTL compared to a $907.1 million payment of long-term debt in the nine months ended December 2023. The increase was partially offset by a $163.1 million decrease in dividends paid for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the nine months ended December 2024 or the
37 VF Corporation Q3 FY25 Form 10-Q

nine months ended December 2023 under the share repurchase program authorized by VF's Board of Directors.
As of the end of December 2024, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
Revolving Credit Facility, DDTL Agreement and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a Global Credit Facility that expires in November 2026. VF may request an unlimited number of one-year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions; however, granting of any extension is at the discretion of the lenders. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. The Global Credit Facility supports VF’s global commercial paper program for short-term, seasonal working capital requirements and general corporate purposes. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility and had restrictive covenants on the DDTL Agreement, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, as defined in the agreements as amended in August 2024 (effective for the first quarter of Fiscal 2025), starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash and cash equivalents and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreements. The covenant calculation also excludes consolidated operating lease liabilities. Additionally, the amended agreements restrict the total amount of cash dividends and share repurchases to $500.0 million annually, on a calendar-year basis and required the repayment of the DDTL upon the completion of the Supreme sale. On October 4, 2024, VF made an aggregate $1.0 billion prepayment of the DDTL using the net cash proceeds from the sale of Supreme, pursuant to the terms of the DDTL Agreement, as amended. As of December 2024, VF was in compliance with all covenants.
VF has a global commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Based on VF's current ratings, there is no active market for commercial paper. As of December 2024 there were no U.S. or euro commercial paper borrowings. The euro commercial paper borrowing program has been terminated as of January 2025. Standby letters of credit issued under the Global Credit Facility as of December 2024 were $0.6 million, leaving approximately $2.2 billion available for borrowing against the Global Credit Facility at December 2024, subject to applicable financial covenants.
VF has $92.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $12.8 million at December 2024.
Additionally, VF had $1.4 billion of unrestricted cash and cash equivalents at December 2024.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date) are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At December 2024, March 2024 and December 2023, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $661.4 million, $485.0 million and $599.0 million, respectively, due to suppliers that are eligible to participate in the SCF program.
Rating Agencies
At the end of December 2024, VF’s long-term debt ratings were ‘BB’ by Standard & Poor’s ("S&P") Global Ratings and ‘Ba1' by Moody’s Investors Service ("Moody's"), and U.S. commercial paper ratings by those rating agencies were 'B’ and ‘NP’, respectively. The Moody's rating for VF's euro commercial paper was also 'NP'. Based on VF's current ratings, there is no active market for commercial paper. VF's credit rating outlook by S&P and Moody's was 'stable' at the end of December 2024. Further downgrades to VF's ratings would negatively impact borrowing costs.
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
Dividends
The Company paid cash dividends of $0.09 and $0.27 per share during the three and nine months ended December 2024, respectively, and the Company declared a cash dividend of $0.09 per share that is payable in the fourth quarter of Fiscal 2025. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
VF Corporation Q3 FY25 Form 10-Q 38

Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2024 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2024 that would require the use of funds. As of December 2024, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2024 Form 10-K, except as noted below:
•Contractual obligations and commercial commitments at the end of Fiscal 2024 included approximately $93.7 million of inventory obligations related to Supreme, which is now classified as discontinued operations.
•Inventory purchase obligations decreased by approximately $852.0 million at the end of December 2024 primarily due to timing of inventory shipments.
•VF entered into a contract with a consulting firm during the second quarter of Fiscal 2025. Fees related to this contract could be up to $141.0 million, which includes $66.0 million of fixed fees and $75.0 million of contingent fees tied to increases in VF's stock price through June 2027. The total fair value of the contingent fees was $36.2 million as of December 2024.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2024 Form 10-K. Refer to Note 16 to VF's consolidated financial statements for additional information regarding VF's critical accounting policies and estimates during Fiscal 2025.

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
39 VF Corporation Q3 FY25 Form 10-Q

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
VF Corporation Q3 FY25 Form 10-Q 40

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

FINANCIAL RISKS
VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, such as the recent impairment charge related to the Dickies indefinite-lived intangible asset.
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
During the third quarter of Fiscal 2025, due to the continued downturn in the Dickies financial results and projections, combined with expectations of a slower recovery than previously anticipated, VF determined that a triggering event had occurred requiring impairment testing of the Dickies indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded an impairment charge of $51.0 million to the Dickies indefinite-lived trademark intangible asset. The impairment primarily related to the reduction in financial projections for Dickies.
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
41 VF Corporation Q3 FY25 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended December 28, 2024 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Third Quarter Fiscal 2025	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
September 29 - October 26, 2024	—	$—	—	$2,486,971,057
October 27 - November 23, 2024	—	—	—	2,486,971,057
November 24 - December 28, 2024	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended December 28, 2024, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VF Corporation Q3 FY25 Form 10-Q 42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Paul Vogel
Paul Vogel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 29, 2025	By:	/s/ Bryan H. McNeill
Bryan H. McNeill
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
43 VF Corporation Q3 FY25 Form 10-Q