Form 10-K
period 2025-03-29
V F CORP
filed 2025-05-22
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on September 28, 2024, the last day of the registrant’s second fiscal quarter, was approximately $6,858,000,000 based on the closing price of the shares on the New York Stock Exchange.
As of April 26, 2025, there were 389,744,310 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 22, 2025 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
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
PART I

ITEM 1. BUSINESS.

V.F. Corporation, founded in 1899, is a portfolio of leading outdoor, active and workwear brands, including The North Face®, Vans®, Timberland® and Dickies®. VF is committed to providing consumers with innovative products that are rooted in performance and elevated design, while delivering sustainable and long-term value for its employees, communities and shareholders. Unless the context indicates otherwise, the terms "VF," the "Company," "we," "us," and "our" used herein refer to V.F. Corporation and its consolidated subsidiaries. All references to "Fiscal 2025" relate to VF's current fiscal year which ran from March 31, 2024 through March 29, 2025.
Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition of VF’s continuing operations. As such, the Supreme® brand business that was sold on October 1, 2024 has been excluded.
Business Model
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the apparel, footwear and accessories categories. Our largest brands are The North Face®, Vans®, Timberland® and Dickies®.
Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Revenues from the direct-to-consumer business represented 44% of VF’s total Fiscal 2025 revenues. In addition to selling directly into international markets, many of our brands also sell products through licensees, agents and distributors. In Fiscal 2025, VF derived 51% of its revenues from the Americas, 34% from Europe and 15% from Asia-Pacific.
To provide products across multiple channels of distribution in different geographic areas, we rely on our global sourcing of finished goods from geographically diversified independent contractors. Our supply chain utilizes technologies for inventory replenishment that enable us to match our assortment of products to consumer demand. We have three main regional sourcing hubs, which helps to reduce lead times by establishing production closer to end consumption.
Transformation Strategy
During Fiscal 2024, VF introduced the Reinvent turnaround program, aimed to reinvent how the Company operates as an organization across its brands, geographies and integrated enterprise functions. Initial priorities included improving North America results, delivering the Vans® brand turnaround, reducing costs and strengthening the balance sheet. VF has made significant progress on these priorities with the creation of a global commercial organization which includes a newly established Americas regional platform, a reduction in debt by paying down a $1.0 billion term loan and $750.0 million in senior notes during Fiscal 2025, $300.0 million in gross cost savings and a complete reset of VF's Global Leadership Team.
In Fiscal 2025, VF initiated a second phase of Reinvent, which is focused on a return to growth and improvements to profitability. In doing so, the Company introduced a set of transformational workstreams focused on revenue growth, margin expansion and selling, general and administrative expense contraction. VF aims to generate between $500.0 and $600.0 million in net operating income expansion in Fiscal 2028.
In Fiscal 2025, VF also introduced "The VF Way", a set of standardized processes across brands and regions that will change how VF operates as a multi-brand portfolio company with products rooted in performance. "The VF Way" will allow VF to leverage its multi-brand competitive advantages to drive improved performance through a focus on elevated and innovated products that are designed and created for our consumers' needs.
VF's capital deployment priorities in the near-to-medium term will be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
Reportable Segments
VF's President and Chief Executive Officer is the Company's chief operating decision maker ("CODM"). The Company's individual global brands have been determined to be operating segments. The CODM allocates resources and assesses performance based on VF's operating segments. Global brands have been combined into reportable segments based on similar economic characteristics and qualitative factors. The reportable segments for financial reporting purposes have been identified as: Outdoor, Active and Work.
VF Corporation Fiscal 2025 Form 10-K 1

The following table summarizes VF’s brands by reportable segment:

REPORTABLE SEGMENT	BRANDS	PRIMARY PRODUCTS
Outdoor	The North Face®	Performance and performance-inspired outdoor apparel, footwear, equipment, accessories
	Timberland®	Style-forward and weather-ready footwear, apparel, accessories
	Altra®	Performance-based footwear
	Smartwool®	Performance merino wool and other natural fibers-based apparel and accessories
	Icebreaker®	High performance apparel and accessories based on natural fibers
Active	Vans®	Youth culture/action sports-inspired footwear, apparel, accessories
	Kipling®	Handbags, luggage, backpacks, totes, accessories
	Napapijri®	Premium outdoor-inspired apparel, footwear, accessories
	Eastpak®	Backpacks, luggage
	JanSport®	Backpacks, luggage
Work	Dickies®	Performance and lifestyle workwear apparel and footwear
	Timberland PRO®	Protective work footwear, work and work-inspired lifestyle apparel
Financial information regarding VF’s reportable segments is included in Note 21 to the consolidated financial statements.

OUTDOOR SEGMENT

Our Outdoor segment is a group of authentic outdoor-based lifestyle brands. Product offerings include performance and performance-inspired outdoor apparel, footwear, equipment and accessories.
The North Face® is the largest brand in our Outdoor segment. The North Face® brand features performance and performance-inspired apparel, outerwear, sportswear and footwear for men, women and children. Its equipment line includes tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme winter sport activities, such as high altitude mountaineering, skiing, snowboarding, and ice climbing. Products are also designed for year-round trail and rock climbing activities. The North Face® products are marketed globally, primarily through specialty outdoor and premium sporting goods stores, department stores, independent distributors, independently-operated partnership stores, concession retail stores, approximately 285 VF-operated stores, on websites with strategic digital partners and online at www.thenorthface.com.
The Timberland® brand offers style-forward and weather-ready footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally primarily through specialty, chain and department stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 145 VF-operated stores, on websites with strategic digital partners and online at www.timberland.com.
Altra® is a performance-based footwear brand primarily in the road and trail running categories. Altra® products are sold globally primarily through premium outdoor and specialty stores, independent distributors, on websites with strategic digital partners and online at www.altrarunning.com.
The Smartwool® brand offers active outdoor consumers a premium, technical layering system of merino wool socks, apparel and accessories that are designed to work together in fit, form and function. Smartwool® products are sold globally primarily through specialty outdoor and premium sporting goods stores, independent distributors, on websites with strategic digital partners and online at www.smartwool.com.
The Icebreaker® brand specializes in performance apparel and accessories based on natural fibers, including merino wool and plant-based fibers. Icebreaker® products are sold globally primarily through specialty outdoor and premium sporting goods stores, concession retail stores, independent distributors, approximately 20 VF-operated stores, on websites with strategic digital partners and online at www.icebreaker.com.
Key drivers of long-term growth in our Outdoor segment are expected to be a continued focus on product innovation, extension of our brands into new product categories, profitable growth in our direct-to-consumer business including our digital presence, expansion of wholesale channel partnerships, and geographical diversification and development.
2 VF Corporation Fiscal 2025 Form 10-K

ACTIVE SEGMENT

Our Active segment is a group of activity-based lifestyle brands. Product offerings include active apparel, footwear, backpacks, luggage and accessories.
Vans® is the largest brand in our Active segment. The Vans® brand offers performance and casual footwear and apparel targeting younger consumers that sit at the center of action sports, art, music and street fashion. Vans® products are available globally primarily through specialty, chain stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 605 VF-operated stores, on websites with strategic digital partners and online at www.vans.com.
Kipling® branded handbags, luggage, backpacks, totes and accessories are sold globally primarily through chain, department, specialty and luggage stores, independently-operated partnership stores, independent distributors, concession retail stores, approximately 35 VF-operated stores, on websites with strategic digital partners and online at www.kipling.com.
The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price. Products are sold in Europe, primarily through specialty stores, independently-operated partnership stores, concession retail stores, independent distributors, approximately 20 VF-operated stores, on websites with strategic digital partners and online at www.napapijri.com.
Eastpak® backpacks, travel bags and luggage are sold primarily through department, specialty and concession retail stores across Europe, on websites with strategic digital partners, throughout Asia by distributors and online at www.eastpak.com.
JanSport® backpacks and accessories are sold primarily in North America through mass merchants, sports specialty stores, office supply and chain stores and department stores, as well as independent distributors. JanSport® products are also sold on websites with strategic digital partners and online at www.jansport.com.
Key drivers of long-term growth in our Active segment are expected to be our continued focus on product innovation, extension of our brands into new product categories, profitable growth of our direct-to-consumer business including our digital presence, enhancement of wholesale channel partnerships, and geographical diversification and development.

WORK SEGMENT

Our Work segment consists of performance and lifestyle workwear brands with product offerings that include apparel, footwear and accessories.
Dickies® is the largest brand in our Work segment. The Dickies® brand is a leader in authentic, functional, durable and affordable performance and lifestyle workwear apparel and footwear. Dickies® products are available globally primarily through mass merchants, specialty stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, approximately 15 VF-operated stores, on websites with strategic digital partners and online at www.dickies.com.
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

DIRECT-TO-CONSUMER OPERATIONS

Our direct-to-consumer business includes VF-operated retail stores, brand e-commerce sites, concession retail locations and other digital platforms. Direct-to-consumer revenues were 44% of total VF revenues in Fiscal 2025.
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
Our global direct-to-consumer operations included 1,127 stores at the end of Fiscal 2025. We operate retail store locations for the following brands: Vans®, The North Face®, Timberland®, Kipling®, Icebreaker®, Napapijri® and Dickies®. Approximately 65% of our stores are located in the Americas (56% in the U.S.), 25% in Europe and 10% in Asia-Pacific. Additionally, we sell certain of our branded products through 794 concession retail stores located principally in Europe and Asia-Pacific.
VF Corporation Fiscal 2025 Form 10-K 3

E-commerce represented approximately 40% of our direct-to-consumer business and 18% of total VF revenues in Fiscal 2025. All VF brands are marketed online. We continue to expand our omni-channel approach and integrated marketplace strategies in the Europe and Asia-Pacific regions, in order to engage with consumers at every touch point with innovative assets and by focusing on local relevance. We also continue to increase focus on digital innovation and growth across other third-party digital platforms that are reported within our direct-to-consumer business.
In addition to our direct-to-consumer operations, independent parties own and operate approximately 2,300 partnership stores. Sales to these partners are reported in our wholesale channel. These are primarily mono-brand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and in Asia-Pacific, and are concentrated amongst The North Face®, Timberland®, Vans®, Kipling®, Dickies® and Napapijri® brands.

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
Licensing arrangements relate to a broad range of VF brands and are for fixed terms of generally 3 to 5 years, with conditional renewal options, outside of certain licensing arrangements for the Dickies® brand that have longer terms. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed product sales. Royalty income was $62.3 million in Fiscal 2025 (less than 1% of total revenues), primarily from the Vans®, Dickies® and Timberland® brands.

SOURCING AND DISTRIBUTION
Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.
VF’s centralized global supply chain organization is responsible for procuring and delivering products to support our brands and businesses. VF is skilled in managing the complexities associated with our global supply chain. In Fiscal 2025, VF sourced approximately 260 million units spread across our brands. Our products were primarily obtained from approximately 273 independent contractor manufacturing facilities in approximately 30 countries. Additionally, we operate 16 distribution centers and 1,127 retail stores across the globe. We also utilize distribution centers managed by third parties, as necessary, for certain brands and locations. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.
Products obtained from contractors in the Western Hemisphere generally have a higher cost than products obtained from contractors in Asia-Pacific. However, contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for lower inventory levels for the U.S. market. The use of contracted production with different geographic regions and cost structures, provides a flexible approach to product sourcing. We will continue to manage our supply chain from a global perspective and adjust as needed to changes in the global production environment.
Independent contractors generally own the raw materials and ship finished, ready-for-sale products to VF. These contractors are engaged through VF's sourcing hubs in Singapore (with satellite offices across Asia-Pacific), Panama and Switzerland. These hubs are responsible for managing the procurement of product, supplier oversight, product quality assurance, sustainability within the supply chain, responsible sourcing and transportation and shipping functions. In addition, our hubs leverage proprietary knowledge and technology to enable certain contractors to more effectively control costs and improve labor efficiency.
Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures: (i) diversifying production among countries and contractors, (ii) sourcing production to merchandise categories where product is readily available, and (iii) sourcing from countries with tariff preference and free trade agreements. In April 2025, the U.S. government announced broad-based, reciprocal tariffs on foreign imports. While the situation is dynamic and evolving, VF continues to analyze the impact of these tariffs on our business and is taking steps to mitigate our tariff exposure. Mitigation strategies include sourcing optimization, accelerating production and shipments into the U.S. during the period of delayed application of the reciprocal tariffs, negotiations with our vendors, and potential price increases. VF does not directly or indirectly source products from suppliers in countries that are prohibited by the U.S. State Department.
No single supplier represented more than 8% of our total cost of goods sold during Fiscal 2025.
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
4 VF Corporation Fiscal 2025 Form 10-K

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
Our largest distribution centers by region are located in Ontario, California, Prague, Czech Republic and Kunshan, China. In total, we operate 16 owned or leased distribution centers primarily in the U.S., but also in the Czech Republic, Belgium, United Kingdom, the Netherlands, China, Canada, Mexico and Israel.

SEASONALITY

VF’s quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where revenues are historically weighted towards the second and third fiscal quarters. On a quarterly basis in Fiscal 2025, revenues ranged from a low of 19% of full year revenues in the first fiscal quarter to a high of 30% in the third fiscal quarter, with corresponding operating margins of (7%) in the first fiscal quarter and 8% in the third fiscal quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where 14% of the segment's revenues occurred in the first fiscal quarter compared to 33% in the third fiscal quarter of Fiscal 2025. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.
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

ADVERTISING, CUSTOMER SUPPORT AND COMMUNITY OUTREACH

During Fiscal 2025, our advertising and promotion expense was $818.8 million, representing 9% of total revenues. We advertise in consumer and trade publications and through digital initiatives, including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments.
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
In addition to sponsorships and activities that directly benefit our products and brands, VF and its employees actively support our communities and various charities. For example, The North Face® brand has committed to brand impact initiatives that encourage and enable outdoor participation and provide trailblazing athletes with funding, gear, education and mentorship to accelerate their progress through its "Athlete Development Program". The Timberland® brand's strong heritage of volunteerism was alive and well with thousands of employees worldwide participating in 200+ Earth Day (spring) and Serv-a-palooza (fall) service events. The Vans® brand championed programs and partnered with nonprofits dedicated to inclusivity, supporting mental health, providing relief to those affected by natural disasters and inspiring individuals to embrace creativity as a means of self-discovery.

VF Corporation Fiscal 2025 Form 10-K 5

ENVIRONMENTAL AND SOCIAL RESPONSIBILITY
As a portfolio of leading outdoor, active and workwear brands, VF is committed to providing consumers with innovative products that are rooted in performance and elevated design, while delivering sustainable and long-term value for its employees, communities and shareholders. VF is dedicated to business success, with integrity and responsibility remaining essential to supporting our success, across key areas including people, the planet and our products.
People
•VF employees are the driving force behind all we do. From delivering a superior product for the consumers of our brands, to working to lessen our environmental impact on the planet, they drive our progress. We strive to uphold responsible business practices across our global supply chain.
Planet
•Driving action to manage climate risk by resolving to reduce our own environmental footprint while advocating for industry actions to create change at scale.
Product
•VF brands touch millions of lives every year – from the people that design and make the products to the consumers who purchase them. Innovation and responsible product stewardship are key focus areas.
Our environmental sustainability strategy focuses on reducing greenhouse gas ("GHG") emissions, increasing responsible sourcing of materials, reducing waste, implementing green building design, increasing renewable energy use and improving operational efficiency across both our direct operations and our supply chain.
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
VF's science-based targets include the following:
•Reduce absolute Scope 1 and 2 GHG emissions 55% by the end of Fiscal 2030 from a Fiscal 2017 baseline; and
•Reduce absolute Scope 3 GHG emissions from purchased goods and services and upstream transportation including land-related emissions and removals from bioenergy feedstocks, 33% by the end of Fiscal 2030 from a Fiscal 2017 baseline.
Other planet- and product-related goals include the following:
•Utilize 100% renewable energy across our owned-and-operated facilities by the end of Fiscal 2026, to be primarily achieved through on-site renewable energy projects, and off-site renewable energy investments, including renewable energy credits.
•Source 50% of our polyester from recycled materials by the end of Fiscal 2026.
VF is tracking progress towards these targets and goals.
Additional information regarding VF’s strategy and actions, as well as progress toward these targets and goals, can be found within our latest Environmental & Social Responsibility report within our “Responsibility” page on www.vfc.com. Also included on that webpage are downloads of our Sustainability Accounting Standards Board ("SASB") and Global Reporting Initiative ("GRI") indices. Information contained on our website or in our Environmental & Social Responsibility reports or related supplemental information is not incorporated by reference into this or any other report we file with the SEC.

HUMAN CAPITAL MANAGEMENT

As a performance-driven company that is committed to its values, VF aspires to leverage the size and scale of our business and the capabilities of our people to drive profitable and sustainable growth and create value for shareholders and stakeholders. Together with a laser focus on performance and delivering on our commitments, we are able to offer a unique value proposition to our employees – a place where you can do well and do good at the same time.
We consider the talent and capabilities of our people as essential to our business strategy and execution. As such, we put in place strategies to acquire, develop and retain diverse talent with the skills and passion to build our brands with innovative products and experiences for our consumers around the globe. Our Human Capital Management ("HCM") practices are designed to promote belonging; provide development opportunities for employees across the organization; offer competitive rewards for performance achievements and benefits; and sponsor programs that support wellbeing in an engaging work environment built on our values.
We believe that having an engaged, inclusive and committed workforce with a diversity of experiences and perspectives enhances not only our business performance but also our culture. Initiatives to promote overall alignment with our performance, values, and strategy are therefore important and include internal communications and education about our business initiatives through regular townhalls with executive management across our business, and a listening strategy that engages employees and encourages them to provide input and feedback on a variety of topics.
6 VF Corporation Fiscal 2025 Form 10-K

Our Board of Directors and its Committees provide governance and oversight on a broad range of VF’s HCM efforts. The Board’s oversight includes review of CEO and executive officer performance, compensation and succession planning and belonging programs and initiatives. The Talent and Compensation Committee works with management on executive compensation and compensation risks, and regularly reviews our progress on company-wide HCM priorities, including employee engagement, inclusion, belonging, benefits, wellbeing, succession planning and talent development strategies. VF’s Audit Committee monitors current and emerging enterprise risks, including HCM risks, and VF’s health and safety program. The Governance and Corporate Responsibility Committee is responsible for conducting Board succession planning and overseeing the selection of nominees to the Board, and reviews the Company's Code of Business Conduct as well as its sustainability policies, goals and programs. These Committees provide recommendations to the Board and are part of the broader framework that guides how VF acquires, develops, and retains a workforce that aligns with VF’s values and supports its business strategies and performance objectives. In addition, VF’s Global Leadership Team is regularly engaged in the development and management of key talent systems, guiding our culture and talent development programs. The sections that follow provide further background on our employee base, as well as examples of our key programs and initiatives that are focused on the achievement of our objectives.
Employee Base
VF had approximately 27,000 employees at the end of Fiscal 2025. Of VF’s total employees, approximately 60% were full-time and approximately 52% were located in the U.S. In international markets, certain employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are generally considered to be good.
Culture and Engagement
Our culture is built on our five core values: Integrity, Consumer-focused, Growth Mindset, Simplicity and Winning Together. We measure our culture and Employee Net Promoter Score ("eNPS") via periodic surveys. Results are evaluated, shared with employees and used to guide management focus and attention. Recent actions have included 1) adopting a flexible approach to where employees work, 2) creating engaging work environments that bring employees together to collaborate and innovate, and 3) equipping leaders to manage in a complex, hybrid environment. VF also conducts periodic pulse check surveys for interim feedback on a variety of topics.
Talent Management
Talent Management includes the acquisition, development, skilling and upskilling, and deployment of our talent. We utilize a range of tools and programs including performance coaching, mentorship and development, succession planning, access to volunteering opportunities, early career apprenticeship programs, and hundreds of online leadership development learning modules that are available to all employees.
Employee Wellbeing and Safety
VF endeavors to support the diverse wellbeing needs of our employees and their families. We define wellbeing as not only physical health, but also mental, emotional, social, financial and career wellbeing. We offer a comprehensive and competitive benefits program to our full-time employees that is designed to provide choices and flexibility to meet their needs now and in the future. These include health and welfare programs, retirement programs, paid parental leave, family planning and adoption assistance, paid time off, tuition reimbursement, product discounts, fitness facilities or programs, childcare and educational resources and various on-site services, employee assistance program, and regular wellbeing programming, as appropriate throughout the geographies in which we operate.
Employee safety rests at the heart of our decisions. Nothing is more fundamental than providing people with an environment where they feel safe, secure and supported. Our mission is simple: Foster a culture of safety that enables a workplace free of hazards and sends every employee home safely. Our goal is zero workplace injuries within our operations and to respond quickly to address risks identified through our ongoing assessment of facilities. We’re using our scale, influence and insight to help establish safe, stable working environments in the factories producing our products, while simultaneously working to improve the lives of those in local communities beyond the factory walls.
Ethics and Compliance
VF’s Code of Business Conduct sets forth business policies and principles for all directors, officers and employees of VF. The key principles of our code are as follows: we will lead with integrity; we will treat everyone with dignity and respect; we will compete fairly and honestly; we will follow the law everywhere we do business; and we will strive to make our communities better. Our global Ethics and Compliance program aims to provide VF employees with the tools they need to understand our expectations for ethical business conduct and the courage to speak up and raise concerns without fear of retaliation.

OTHER MATTERS
Competitive Factors
Our business depends on our ability to stimulate consumer demand for VF’s brands and products. As a leader in the industry with a portfolio of iconic brands, VF is well-positioned to compete in its target markets for apparel, footwear and accessories. Our brands support the active lifestyles of their consumers through the development of innovative and differentiated products and experiences. We support our brands in meeting their commitments to consumers by leveraging our platforms and capabilities to innovate and ensure sufficient availability of high-quality products when and where consumers choose to engage with our brands, and to communicate and maintain long-lasting relationships.
VF Corporation Fiscal 2025 Form 10-K 7

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
Customers
VF products are sold on a wholesale basis to specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and strategic digital partners. In addition, we sell products on a direct-to-consumer basis through VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Our international sales represented 55% of our total revenues in the year ended March 2025, with Europe being the largest international market.
Sales to VF’s ten largest customers amounted to approximately 15% of total revenues in Fiscal 2025. Sales to the five largest customers amounted to approximately 10% of total revenues in Fiscal 2025. Sales to VF’s largest customer totaled approximately 2% of total revenues in Fiscal 2025.
Backlog
The dollar amount of VF’s order backlog as of any date is not indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the executive officers of VF Corporation as of May 22, 2025. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. None of the VF Corporation executive officers have any family relationship with one another or with any of the directors of VF Corporation.
Bracken Darrell, 62, has been President and Chief Executive Officer since July 2023. Prior to joining VF, Mr. Darrell served as Chief Executive Officer of Logitech International, S.A. from January 2013 to June 2023, after joining Logitech as President in April 2012. Mr. Darrell joined VF in July 2023.
Paul Vogel, 52, has been Executive Vice President and Chief Financial Officer since July 2024. Prior to joining VF, Mr. Vogel served as Chief Financial Officer of Spotify Technology S.A. from January 2020 to March 2024. Mr. Vogel joined VF in July 2024.
Abhishek Dalmia, 47, has been Executive Vice President, Chief Operating Officer since April 2025. He served as Executive Vice President, Chief Strategy, Transformation and Digital Officer from March 2024 until April 2025. Prior to joining VF, Mr. Dalmia served as a Managing Director and Partner at Boston Consulting Group from 2017 to 2024. Mr. Dalmia joined VF in March 2024.
Martino Scabbia Guerrini, 60, has been Executive Vice President, Chief Commercial Officer and President, Emerging Brands since October 2023. Prior to this role, he served in a number of leadership roles with VF, including most recently as Executive Vice President, and President, EMEA and Emerging Brands from March 2022 until October 2023, with additional responsibilities as President, APAC from November 2022 until October 2023. Mr. Guerrini joined VF in 2006.
Brent E. Hyder, 60, has been Executive Vice President, Chief People Officer since September 2023. Prior to joining VF, Mr. Hyder served as President and Chief People Officer of Salesforce, Inc. from September 2019 to September 2023. Mr. Hyder joined VF in September 2023.
Bryan H. McNeill, 63, has been Vice President, Controller and Chief Accounting Officer since April 2015. Prior to this role, he served as Controller and Supply Chain Chief Financial Officer of VF International from January 2012 until March 2015 and Controller of VF International from May 2010 until December 2011. Mr. McNeill joined VF in 1993.
Jennifer S. Sim, 51, has been Executive Vice President, Chief Legal Officer and Corporate Secretary since July 2024. Prior to this role, she served as Executive Vice President, General Counsel and Secretary from May 2022 to June 2024 and Vice President, Deputy General Counsel from 2019 until May 2022. Ms. Sim joined VF in 2013.
Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 22, 2025 (“2025 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 29, 2025, which information is incorporated herein by reference.

AVAILABLE INFORMATION

All periodic and current reports, registration statements and other filings that VF has filed or furnished to the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and on VF’s website at www.vfc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports may also be obtained free of charge upon written request to the Corporate Secretary of VF Corporation, P.O. Box 13919, Denver, CO 80201.
The following corporate governance documents can be accessed on VF’s website: VF’s Corporate Governance Principles, Code of Business Conduct, and the charters of our Audit Committee, Talent and Compensation Committee, Finance Committee and Governance and Corporate Responsibility Committee. Copies of
8 VF Corporation Fiscal 2025 Form 10-K

these documents also may be obtained by any shareholder free of charge upon written request to the Corporate Secretary of VF Corporation, P.O. Box 13919, Denver, CO 80201.
After VF’s 2025 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on July 29, 2024.

ITEM 1A. RISK FACTORS.
The following risk factors should be read carefully in connection with evaluating VF’s business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect VF’s business, its operating results and its financial condition.

ECONOMIC AND INDUSTRY RISKS

VF’s revenues and profits depend on the level of consumer spending for apparel, footwear and accessories, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on VF.
The success of VF’s business depends on consumer spending on apparel, footwear and accessories, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, inflationary pressures, recessions or economic slowdowns, unemployment, stock market performance, weather conditions and natural disasters (including potential climate risks and impacts), energy prices, public health issues, geopolitical and political instability (such as the current tensions between the U.S. and China, and the current conflicts in Europe, the Middle East and Asia), trade wars, consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where VF’s products are sold. Decreased consumer spending could result in reduced demand for our products, reduced orders from customers for our products, order cancellations or returns, lower revenues, higher discounts, increased inventories and lower gross margins. The uncertain state of the global economy continues to impact businesses around the world. If global economic and financial market conditions do not improve, or if they worsen, adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on VF.
The apparel, footwear and accessories industries are highly competitive, and VF’s success depends on its ability to gauge consumer preferences and product trends, and to respond to constantly changing markets.
VF competes with numerous apparel, footwear and accessories brands and manufacturers. Competition is generally based upon brand name recognition, the price, design, quality, innovation and selection of product, service and purchasing convenience. Some of our competitors are larger and have more resources than VF in some product categories and regions. In addition, VF competes directly with the private label brands of its wholesale customers. VF’s ability to compete within the apparel, footwear and accessories industry depends on our ability to:
•anticipate, respond to, and potentially influence changing consumer preferences and product trends in a timely manner;
•develop attractive and innovative products that meet changing consumer needs, consistent with consumer trends and demands;
•maintain strong brand recognition;
•fuel modern marketing and marketplace strategies to enable deeper consumer connections that lead to enhanced engagement with our brands and increased purchases of products;
•price products appropriately;
•provide best in class marketing support and intelligence and optimize and react to available consumer data;
•ensure product availability and optimize supply chain efficiencies;
•obtain sufficient retail store space and effectively present our products at retail;
•produce or procure quality products on a consistent basis; and
•adapt to a more digitally driven consumer landscape, including the effective re-creation of the in-store experience through digital channels and reaching consumers on social media.
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
VF Corporation Fiscal 2025 Form 10-K 9

products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers.
Further, the global economy periodically experiences recessionary conditions with rising unemployment, rising inflation and interest rates, rising tariffs, reduced availability of credit, increased savings rates and declines in real estate and securities values. These recessionary conditions could have a negative impact on retail sales of apparel, footwear and accessories and other consumer products. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This could result in higher credit risk to VF relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.
VF’s profitability may decline as a result of increasing pressure on margins.
The apparel, footwear and accessories industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, inflation, tariffs levied on component and finished goods, rising freight costs, rising labor costs, pressure from retailers to reduce the costs of products, changes in consumer demand and shifts to online shopping and purchasing. Customers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, VF’s profitability will decline. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.

BUSINESS AND OPERATIONAL RISKS

VF’s business and the success of its products could be harmed if VF is unable to maintain the image of its brands.
VF’s success to date has been due in large part to the growth of its brands’ image and VF’s consumers’ connection to its brands. If we are unable to timely and appropriately respond to changing consumer demand, the names and image of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ image to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality, corporate integrity, and environmental, social and governance practices, including with respect to human rights, responsible business practices, and our impact on the environment. Negative claims or publicity regarding VF, its brands or its products, including licensed products, or its culture and values, or its employees, endorsers, sponsors or suppliers could adversely affect our reputation and sales regardless of whether such claims are accurate. The rapidly changing media environment, including our increasing reliance on social media and online marketing, which accelerates the dissemination of information, including misinformation and disinformation, can increase the challenges of responding to negative claims. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Failure to continue to obtain or maintain high-quality sponsorships and endorsers could harm our business. In addition, actions taken by those individuals associated with our products could harm their reputations, which could adversely affect the image of our brands. Our reputation and brand image also could be damaged as a result of our support of, association with or lack of support or disapproval of certain political or social issues or catastrophic events, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations.
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
We may be adversely affected by weather conditions, including any potential effects from extreme environmental conditions.
Our business is adversely affected by unseasonable weather conditions, including those resulting from extreme environmental conditions. A significant portion of the sales of our products is dependent in part on the weather and is likely to decline in years in which weather conditions do not favor the use of these products. For example, periods of unseasonably warm weather in the fall or winter can lead to reduced consumer spending that negatively impacts VF's direct-to-consumer business, and inventory accumulation by our wholesale customers, which can, in turn, negatively affect orders in future seasons. In addition, abnormally harsh or inclement weather can also negatively impact retail traffic and consumer spending. As the effects of extreme environmental conditions increase, we expect the frequency and impact of weather and environmental related events and conditions to increase as well. Any and all of these risks may have a material adverse effect on our financial condition, results of operations or cash flows.
VF may not succeed in its business strategy, including the Reinvent turnaround program and “The VF Way” operating principles.
During Fiscal 2024, we introduced the Reinvent turnaround program, which aims to reinvent how VF operates as an organization across our brands, geographies and integrated enterprise functions. As part of Reinvent, we have taken, and continue to take, measures to streamline and right-size our cost
10 VF Corporation Fiscal 2025 Form 10-K

base, identify and capture efficiencies in our business model, and strengthen the balance sheet while reducing leverage. We established a new operating model, including a new global commercial organization with an Americas regional platform, modeled on VF's operations in Europe and Asia-Pacific, all of which support VF’s global brands. We also created the role of Chief Commercial Officer, with responsibility for go-to-market execution globally. As we remain focused on our turnaround, we have also identified areas, particularly in brand building and product innovation, into which we will reinvest a portion of the savings generated to fuel sustainable and profitable growth in the future. However, there is no assurance that we will be able to achieve our Reinvent priorities, that such measures will result in the intended outcomes, or that even if such measures are successfully accomplished, they will be effective in fueling sustainable and profitable growth in the future.
We are supporting our Reinvent priorities by building our brands, enhancing and leveraging our capabilities such as supply chain and information technology across VF and bolstering our direct-to-consumer business, including strategically opening new stores, remodeling and trying new formats for our existing stores and growing our e-commerce business. In addition, we have introduced “The VF Way” operating principles, a set of standardized processes across brands and regions which will allow us to leverage our multi-brand competitive advantages to drive improved performance. However, we may not be able to turnaround and grow our business. For example:
•We may not be able to streamline and right-size our cost base.
•We may not be able to strengthen our balance sheet while reducing leverage.
•We may not be able to successfully implement our new operating model with the establishment of a global commercial organization or identify and capture efficiencies in our new operating model.
•We may not be able to successfully support our global brands through the new operating model.
•We may not be able to successfully generate savings to invest in brand building and product innovation, or effectively deploy such savings towards investments in our brands and product innovation.
•We may not be able to successfully implement “The VF Way” operating principles.
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
•We may not be able to offset rising commodity, conversion or other costs in our product costs with pricing actions or efficiency improvements.
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
Our supply chain may be disrupted due to factors such as political instability, inflationary pressures, macroeconomic conditions, pandemics, trade wars, and other factors including reduced freight availability and increased costs, port disruption, distribution center closures, extreme weather conditions due to climate change or otherwise, natural disasters, geopolitical tensions, military conflicts, terrorism, or labor supply shortages or stoppages. Any significant disruption in our supply chain could impair our ability to procure or distribute our products, which would adversely affect our business and results of operations.
VF relies significantly on information technology. Any inadequacy, interruption, operational failure or security failure of this technology could harm VF’s ability to effectively operate its business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. Despite our preventative efforts, our systems and those of third parties on which we rely are frequently targeted by cyberattacks of varying levels of severity, including the incident reported by VF in December 2023. These systems may be vulnerable to damage, failure or interruption, and the data that they hold may be vulnerable to encryption or theft, due to cyberattacks, malicious programs, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our system or the implementation of new systems. Some of our systems are older and are no longer supported by the original manufacturer. The failure of our systems and those of third parties on which we rely to operate effectively or remain innovative, our inability to keep up with rapid technological change (including the successful utilization of data analytics, artificial intelligence ("AI") and machine learning), problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems has, and in the future could again, adversely impact the operations of VF’s business. These impacts could affect, among other things, our reputation, management of inventory, ordering and replenishment of products, sourcing and distribution of products, retail store and e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media, and did
VF Corporation Fiscal 2025 Form 10-K 11

affect our management of inventory, ordering and replenishment of products, sourcing and distribution of products, retail store and e-commerce operations, and corporate email communications. Moreover, failure to provide effective digital (including omni-channel) capabilities and information technology infrastructure could result in an inability to meet current and future business needs and a resulting loss of brand competitiveness, leading to loss of revenue and market share and decreased business agility.
Cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI. We may fail to adapt as quickly as necessary to meet the rapidly-changing threat environment.
VF is subject to cybersecurity, information security and privacy risks that could negatively affect its business operations, results of operations or reputation.
In the normal course of business, we collect, retain and transmit certain sensitive and confidential information, including payment information and personal information, over public networks. There is a significant concern by consumers and employees over the security of personal information, identity theft and user privacy. Cybersecurity and information security breaches are increasingly sophisticated and can be difficult to detect for long periods of time. Accordingly, if unauthorized parties gain access to our networks or databases, such as with the incident reported by VF in December 2023, or those of third parties on which we rely, they have, and could continue to, be able to steal, publish, delete, hold ransom or modify our private and sensitive information, including payment information, personal information, and confidential or other proprietary business information.
We are subject to frequent cyberattacks of varying levels of severity and threats to our business from a variety of bad actors, many of whom attempt to gain unauthorized access to, steal or compromise our confidential information and systems. For example, we detected unauthorized occurrences on a portion of our information technology systems in December 2023. We have incurred, and may continue to incur, certain costs related to this attack, which may not be covered by our cyber insurance. While we have implemented systems and processes designed to protect against unauthorized access to or use of personal information and other confidential information and rely on encryption and authentication technologies to effectively secure transmission of such information, including payment information, there is no guarantee that they will be able to prevent unauthorized access to our systems and information in the future. Our facilities and systems, and those of third parties on which we rely, are frequently the target of cyberattacks of varying levels of severity and have been, and may in the future be vulnerable, and we may and have been unable to prevent, anticipate or detect security breaches and data loss.
In addition, we face amplified cybersecurity risks as a result of the number of employees we employ, including a number of employees working remotely. These amplified risks include increased demand on our information technology resources and systems, and an increase in the number of points of potential attack on networks that we do not control, such as home WiFi networks. Employees may intentionally or inadvertently cause cybersecurity breaches that result in unauthorized access to our systems or the unauthorized release of personal or confidential information.
VF and its consumers and customers could suffer harm if valuable business data, or employee, consumer, customer and other confidential and proprietary information were corrupted, lost, accessed or misappropriated by third parties due to a cyberattack, a security failure in VF’s systems, or due to one of our third-party service providers or our employees. Any such breach, including, without limitation, the incident reported by VF in December 2023, has and could require significant expenditures to remediate; could cause damage to our reputation, to confidence in our e-commerce platforms and to our relationships with customers, consumers, employees and third parties on whom we rely; has and could result in business disruption, negative media attention and lost sales; and has and could expose us to risks of litigation, liability and increased scrutiny from regulatory entities. In addition, as a result of recent security breaches at a number of prominent retailers and other companies, media and public scrutiny of information security and privacy has become more intense, and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with laws regarding the privacy and security of personal information, and we may not be able to comply with new data protection laws and regulations being adopted around the world. Any failure to comply with the laws and regulations and consumer expectations surrounding the privacy and security of personal information could subject us to legal and reputational risk, including significant fines and/or litigation for non-compliance in multiple jurisdictions, negative media coverage, diminished consumer confidence and decreased attraction to our brands, any of which could have a negative impact on revenues and profits. In addition, while we maintain cyber insurance policies, those existing insurance policies may not adequately protect VF from all of the adverse effects and damages that could be caused by a security breach, including the incident reported by VF in December 2023. Moreover, if our employees or business partners, intentionally or inadvertently, misuse consumer data or are not transparent with consumers about how we use their data, our brands, reputation and relationships with consumers could be damaged.
The development and use or misuse of AI, and the failure to use AI, present risks and challenges that may negatively impact our business.
Our business operates in a highly-competitive space, and our success may require the adoption of new and emerging technologies, such as AI, and specifically generative AI, by us or our business partners. Failure to adapt to a rapidly-changing technological environment or failure to adopt emerging technologies in a timely manner could result in negative impacts to our business.
We also face risks from the adoption of new technologies such as AI if we or our business partners use them incorrectly or in ways that introduce new risks. Our business partners may incorporate AI tools into their offerings which may not meet existing or rapidly-changing regulatory, ethical or industry standards and may inhibit our or our business partners' ability to maintain an adequate level of service.
The development of AI technologies is complex, and there are technical and talent challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The
12 VF Corporation Fiscal 2025 Form 10-K

algorithms and models utilized in generative AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of data inputs or the generated content. These limitations or failures could result in reputational harm, legal liabilities, or loss of consumer, customer, employee or business partner confidence.
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
Cybersecurity threat actors may use AI tools, including generative AI, to deploy increasingly advanced attacks on our and our business partners' information technology systems. The increasing sophistication of cyberattacks, including through the use of AI, may create a demand for us to use more and more sophisticated AI in our cybersecurity defense efforts. We face risks that we will fail to combat the offensive use of AI sufficiently or that we will fail to deploy defensive tools using AI adequately, either because we are unable to anticipate the risks accurately in a rapidly-evolving landscape or because we lack the knowledge or resources to adequately address the cybersecurity threats and opportunities associated with AI.
Uncertainty in the regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including the European Union (“EU”) and certain U.S. states, have already proposed or enacted laws governing AI. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI. If we or our business partners cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.
There are risks associated with VF’s acquisitions, divestitures and portfolio management, including our recently completed sale of the Supreme® brand to EssilorLuxottica.
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
On July 17, 2024, we announced that we entered into a definitive agreement for EssilorLuxottica to acquire the Supreme® brand business from VF for $1.5 billion in cash, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. On October 1, 2024, we completed the Supreme® brand sale.
VF uses third-party suppliers and manufacturing facilities worldwide for its raw materials and finished products, which poses risks to VF’s business operations.
During Fiscal 2025, VF’s products were sourced from independent manufacturers primarily located in Asia. Any of the following could impact our ability to source or deliver VF products, or our cost of sourcing or delivering products and, as a result, our profitability:
•imposition of duties, tariffs, taxes and other charges on imports;
•political or labor instability in countries where VF’s contractors and suppliers are located;
•inflationary pressures or changes in local economic conditions in countries where VF’s contractors and suppliers are located;
•public health issues such as pandemics could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•political or military conflict could cause a delay in the transportation of products to VF and an increase in transportation costs;
•disruption at ports of entry has caused, and in the future could cause, delays in product availability and increase transportation times and costs;
•heightened terrorism security concerns could subject imported or exported goods to additional, more frequent or lengthier inspections, leading to delays in
VF Corporation Fiscal 2025 Form 10-K 13

deliveries or impoundment of goods for extended periods;
•increased risk of detention by customs officials of raw materials or goods used by our suppliers in the manufacture of our products, and increased risk of detention of our products;
•decreased scrutiny by customs officials for counterfeit goods, leading to more counterfeit goods and reduced sales of VF products, increased costs for VF’s anti-counterfeiting measures and damage to the reputation of its brands;
•disruptions at manufacturing or distribution facilities or in shipping and transportation locations caused by natural and man-made disasters (including potential effects from extreme environmental conditions) or political or military conflicts;
•imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations could limit our ability to source products in cost-effective countries that have the required labor and expertise; and
•imposition or the repeal of laws that affect intellectual property rights.
There continues to be uncertainty in the current global trade regime due to recent changes in, and proposals and declared intentions to change trade policy, including trade restrictions, the negotiation, renegotiation or termination of trade agreements, and the imposition of new tariffs or increases in existing tariffs on imports into the affected countries. Tariffs and other changes in trade policy have triggered in the past, are currently triggering and could continue to trigger retaliatory actions by affected countries, including through the use of counter tariffs and other measures, which has resulted in higher costs, and may result in higher future costs, or restrictions, on the importation of the products we sell. Our supply chain is geographically diverse, and we continuously identify alternative sourcing manufacturers and countries to minimize reliance on a single source. We may be unable to shift sourcing locations timely, if at all, to relocate production from a country when new or increased duties, tariffs, taxes or other charges are imposed. In addition, higher costs in sourcing from other countries, including because others in the industry seek to shift production for the same reason, may make such a sourcing shift cost-prohibitive. We may not be able to, or could choose not to, pass the entire cost increase resulting from tariffs, duties, taxes or other expenses onto consumers and customers. Any increase in prices to consumers could have an adverse impact on our sales to consumers and customers. Any adverse impact on such sales or increase in our cost of goods sold could have a material adverse effect on our business and results of operations.
Although no single supplier and no one country is critical to VF’s production needs, if we were to lose a supplier it could result in interruption of finished goods shipments to VF, cancellation of orders by customers and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on VF’s revenues and, consequently, our results of operations.
In addition, although we audit our third-party material suppliers and contracted manufacturing facilities and set strict compliance standards, actions by a third-party supplier or manufacturer that fail to comply could result in such third-party supplier failing to manufacture products that consistently meet our quality standards, violating human rights, engaging in unfavorable labor practices, causing environmental impacts such as pollution or providing unfavorable working conditions that negatively impact worker health, safety and wellness. Such noncompliance could expose VF to claims for damages, financial penalties, delay or inability to clear goods through customs authorities, operational disruptions and reputational harm, any of which could have a material adverse effect on our business and operations.
A significant portion of VF’s revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay VF could substantially reduce VF’s revenues and profits.
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were approximately 15% of total revenues in Fiscal 2025, with our largest customer accounting for approximately 2% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations.
Talent acquisition, management, engagement and retention are important factors in VF’s success. Turnover in VF’s leadership or other key positions may have a material adverse effect on VF.
Our future success also depends on our ability to acquire, develop, and retain talent needed to mobilize VF against our current and future needs, and sustain our culture as a performance-driven company that is committed to its values . Competition for experienced and well-qualified personnel is intense and we may not be successful in attracting, developing, and retaining such personnel, which could impact VF’s ability to remain competitive. Our ability to acquire, develop and retain personnel has been, and may continue to be impacted by, challenges and structural shifts in the labor market, which has experienced and may continue to experience wage inflation, labor shortages, increased employee turnover, and changes in availability of the workforce.. Additionally, changes to our office environments, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. If our employee proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to acquire and retain our employees. If we are unable to retain, acquire, and engage talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale, productivity or retention, we may not achieve our objectives, our relationships with our customers, consumers or other third parties may be disrupted, and our results of operations could be adversely impacted.
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
14 VF Corporation Fiscal 2025 Form 10-K

loss of services of one or more of these individuals or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on VF.
The recent reset of our global leadership team, along with other changes in the roles and responsibilities among our executive officers, and any future changes resulting from the hiring or departure of executive officers, could disrupt our business and negatively affect our ability to recruit and retain talent. Such leadership transitions can be inherently difficult to manage; inadequate transitions may cause disruption to our business, including to our relationships with our employees and other third parties. Further, these changes also increase our dependency on other remaining members of our global leadership team, and the departure of whom could be particularly disruptive in light of the recent leadership transitions.
VF’s direct-to-consumer business includes risks that could have an adverse effect on its results of operations.
VF sells merchandise direct to consumer through VF-operated stores and e-commerce sites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, (i) U.S. or international resellers purchasing merchandise and reselling it outside VF’s control, (ii) failure or interruption of the systems that operate the stores and websites, and their related support systems, including due to computer viruses, theft of consumer information, privacy concerns, telecommunication failures, electronic break-ins and similar disruptions, technical malfunctions, and natural disasters or other causes, (iii) retail and credit card fraud and theft, (iv) risks related to VF’s direct-to-consumer distribution centers and processes, (v) shift in consumer preferences away from retail stores, and (vi) loss of inventory due to damage, theft (including from organized retail crime), and other causes. Risks specific to VF’s e-commerce business also include (i) diversion of sales from VF stores or wholesale customers, (ii) difficulty in recreating the in-store experience through e-commerce channels, (iii) liability for online content, (iv) changing patterns of consumer behavior and not keeping up with new online selling models, (v) intense competition from online retailers, and (vi) online fraud. VF’s failure to successfully respond to these risks might adversely affect sales in its e-commerce business, as well as damage its reputation and brands.
Our VF-operated stores and e-commerce business require substantial fixed investments in equipment and leasehold improvements, information systems, inventory and personnel. We have entered into substantial operating lease commitments for retail space. Due to the high fixed-cost structure associated with our direct-to-consumer operations, a decline in sales or the closure of or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment, leasehold improvements and right-of-use assets, and employee-related costs.
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
VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others copying its products and infringing its intellectual property rights, especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as The North Face®, Vans®, Timberland® and Dickies® enjoy significant worldwide consumer recognition, and the higher pricing of certain of the brands' products creates additional risk of counterfeiting and infringement.
VF’s trademarks, trade names, copyrights, patents, trade secrets and other intellectual property are important to VF’s success. Counterfeiting of VF’s products or infringement on its intellectual property rights could diminish the value of our brands and adversely affect VF’s revenues. Actions we have taken to establish and protect VF’s intellectual property rights may not be adequate to prevent copying of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the U.S. or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, such as the Russian government's announcements that it would not protect intellectual property rights, including patent rights and rights that could block parallel imports of gray market goods, as a result of the sanctions imposed on Russia in connection with the Russia-Ukraine conflict, could have an impact on VF’s ability to enforce those rights.
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
VF Corporation Fiscal 2025 Form 10-K 15

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
VF relies on owned or leased VF-operated and third party-operated distribution facilities to warehouse and ship product to VF customers and consumers. VF’s distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of VF’s products are distributed from a relatively small number of locations, VF’s operations could also be interrupted by earthquakes, extreme environmental conditions, fires or other natural disasters or other events outside VF's control affecting its distribution centers, including political or labor instability. We maintain business interruption insurance under our property and cyber insurance policies, but it may not adequately protect VF from the adverse effects that could be caused by significant disruptions in VF’s distribution facilities. In addition, VF’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from its distribution facilities. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
VF’s business and operations could be materially and adversely affected if it fails to create systems of monitoring, prevention, response, crisis management, continuity and recovery to mitigate natural or man-made economic, public health, political or environmental disruptions.
Business resiliency is important to VF’s success because there are a variety of risks generally associated with doing business on a global basis that may involve natural or man-made economic, public health, political or environmental disruptions. Disruptions, and government responses to any disruption, could cause, among other things, a decrease in consumer spending that would negatively impact our sales, delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture and shipment of products, increased costs and a negative impact on our reputation and long-term growth plans. The impact of disruptions may vary based on the length and severity of the disruption. VF’s failure to create and implement systems of monitoring, prevention, response, crisis management, continuity and recovery to anticipate, prepare, prevent, mitigate, and respond to potential threats impacting its business, people, processes and facilities could result in extended disruptions and unpredictability.

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
Changes in regulatory, geopolitical policies and other factors may adversely affect VF’s business, results of operations and financial condition or may require us to modify our current business practices. While enactment of any such change is not certain, if such changes were adopted or if we failed to anticipate and mitigate the impact of such changes, our costs could increase, which would reduce our earnings. Any such change could adversely affect worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets.
Beginning in February 2022, in response to the military conflict between Russia and Ukraine, the U.S. and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. To date, we have experienced revenue impacts due to business model changes in Russia, currency devaluation, and costs associated with compliance with sanctions and other regulations. For example, we have closed all VF-operated retail stores, terminated all leases and ceased all direct-to-consumer e-commerce operations in Russia. In addition, as of March 29, 2025, there was approximately $38.2 million of cash in Russia that, although it can be used without limits within Russia, is currently limited on movement out of Russia. Further impacts of the conflict could include macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats, harm to employee health and safety, reputational harm, increase in counterfeiting and intellectual property infringement activity, nationalization of our assets, and additional costs associated with compliance with sanctions and other regulations and risks associated with failure to comply with the same. Although our operations in Russia are not significant, the conflict could escalate and result in broader economic and security concerns, including in other geographies, which could in turn adversely affect our business, financial condition or results of operations.
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
16 VF Corporation Fiscal 2025 Form 10-K

retaining cross-border talent, which could adversely affect our business, results of operations and financial condition.
Changes to U.S. or international trade policy, tariff and import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. For example, the U.S. government has instituted changes in trade policies imposing higher tariffs on imports into the U.S. Tariffs and other changes in U.S. trade policy have in the past triggered, are currently triggering and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted, considered or are considering imposing retaliatory measures on certain U.S. goods. VF, similar to many other multinational corporations, does a significant amount of business that is impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. In addition, the Uyghur Forced Labor Prevention Act and other similar laws may lead to greater supply chain compliance costs and delays to us and to our suppliers and customers.
Changes in tax laws could increase our worldwide tax rate and tax liabilities and materially affect our financial position and results of operations.
We are subject to taxation in the U.S. and numerous foreign jurisdictions. Many countries in the EU and around the globe have adopted and/or proposed changes to current tax laws. These changes include rules published by the Organisation for Economic Co-operation and Development (“OECD”) to address tax challenges arising from the digitization of the economy (i.e., Global Anti Base Erosion (“GloBE”) rules and Subject to Tax Rule (“STTR”) or “Pillar Two”) and are expected to increase our tax obligations and compliance costs in the countries where VF operates.
Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities is expected to increase our worldwide effective tax rate and harm our financial position and results of operations.
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
Our business is subject to comprehensive national, state and local laws and regulations on a wide range of matters such as environmental, climate risk, consumer protection, social, employment, privacy, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, safety, employment practices, the environment and other areas. The costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors.
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
VF Corporation Fiscal 2025 Form 10-K 17

Climate risks and increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate risks and socially responsible activities, may adversely affect our business and financial results and damage our reputation.
Climate risks due to extreme environmental conditions may impact our business in numerous ways. Failure to monitor, adapt, build resilience, and develop solutions against the physical and transitional impacts from extreme environmental conditions may lead to revenue loss, market share loss, business interruptions, physical damage to our facilities, and rising costs. Extreme environmental conditions could lead to increased volatility due to physical impacts of environmental conditions on the supply chain, including the availability, quality and cost of raw materials. Increased frequency and severity of extreme weather events (such as storms and floods) could cause increased incidence of disruption to the production and distribution of our products, increased costs for our business, including maintenance, repair, utilities and insurance costs, and an adverse impact on consumer demand and spending.
Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, and other stakeholders, including non-governmental organizations, employees, and consumers, have focused increasingly on social and environmental and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments and/or have higher expectations of corporate conduct. If our environmental, social and governance practices do not meet investor or other stakeholder expectations and standards, including related to climate risk, corporate responsibility, social impact, and human rights, and do not meet related regulations and expectations for increased transparency, which continue to evolve, our brands, reputation and employee retention may be negatively impacted. In addition, governmental and self-regulatory organizations, including the Securities and Exchange Commission ("SEC"), the New York Stock Exchange ("NYSE") and the European Financial Reporting Advisory Group ("EFRAG"), promulgate rapidly changing rules and regulations addressing environmental, social and governance topics. These rules and regulations continue to evolve in scope and complexity and have resulted in, and are likely to continue to result in, uncertainty in the requirements for compliance and increased expenses and increased management time and attention spent complying with or meeting such rules and regulations. For example, collection and assurance of environmental, social and governance data, developing and acting on initiatives within the scope of environmental, social and governance, and collecting, measuring and reporting environmental, social and governance related information and targets can be costly, difficult and time consuming and is subject to evolving reporting standards, including climate-and nature-related disclosure requirements and the EU's environmental, social and governance-related disclosure requirements set forth in the Corporate Sustainability Reporting Directive (“CSRD”), and similar proposals and laws by other domestic and international regulatory bodies. If our environmental, social and governance related data, information, processes or reporting are incomplete or inaccurate, our reputation, business, financial performance and growth could be adversely affected. For example, customer expectations with respect to our ability to meet rapidly evolving environmental, social and governance reporting standards in the EU member states and other countries may impact our ability to do business with customers, or otherwise present barriers to entry, which could result in an adverse impact on our business, financial performance and growth.
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

FINANCIAL RISKS

VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, such as the recent impairment charges related to the Dickies indefinite-lived intangible asset and Icebreaker reporting unit goodwill.
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
During the third quarter of Fiscal 2025, due to the continued downturn in the Dickies financial results and projections, combined with expectations of a slower recovery than previously anticipated, VF determined that a triggering event had occurred requiring impairment testing of the Dickies indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded an impairment charge of $51.0 million to the Dickies indefinite-lived trademark intangible asset. The
18 VF Corporation Fiscal 2025 Form 10-K

impairment primarily related to the reduction in financial projections for Dickies.
During the fourth quarter of Fiscal 2025, in connection with its annual impairment testing, VF performed a quantitative analysis of the Icebreaker reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded an impairment charge of $38.2 million to the Icebreaker reporting unit goodwill. The impairment related to lower financial projections.
It is possible that we could have another impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2026 or future years vary from our current assumptions (including changes in discount rates, foreign currency exchange rates and tariffs), (iii) business conditions or our strategies for a specific business unit change from our current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
Fluctuations in wage rates and the price, availability and quality of raw materials and finished goods could increase costs.
Fluctuations in the price, availability and quality of purchased finished goods or the fabrics, leather, cotton or other raw materials used therein could have a material adverse effect on VF’s cost of goods sold or its ability to meet its customers’ demands. Prices of purchased finished products may depend on wage rate increases required by legal or industry standards in Asia and other geographic areas where our independent contractors are located, as well as increasing freight costs from those regions. Inflation, including as a result of inflationary pressures related to global supply chain disruptions, can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost and availability of the materials that are used in our products, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemical and other costs, such as fuel, energy and utility costs, can fluctuate significantly as a result of inflation in addition to many other factors, including general economic conditions and demand, crop yields, energy prices, weather patterns, water supply quality and availability, public health issues and speculation in the commodities markets. A significant portion of our products also are manufactured in other countries and declines in the values of the U.S. dollar may result in higher manufacturing costs. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its consumers and customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.
A growing percentage of VF’s total revenue (approximately 55% in Fiscal 2025) is derived from markets outside the U.S. Many of VF’s international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows.
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
As of March 29, 2025, VF had approximately $4.0 billion of debt outstanding. VF’s debt and interest payment requirements could
VF Corporation Fiscal 2025 Form 10-K 19

have important consequences on its business, financial condition and results of operations. For example, they could:
•require VF to dedicate a substantial portion of its cash flow from operations to repaying its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends, repurchases of VF’s common stock, and for other general corporate purposes;
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
VF's credit ratings may impact the cost and availability of future borrowings. As a result of recent downgrades by S&P Global Inc. and Moody's Investor Services, Inc., VF's global credit facility was subject to interest rate adjustments. In addition, VF may incur substantial additional indebtedness in the future to fund acquisitions, repurchase common stock or fund other activities for general business purposes. If VF incurs additional indebtedness, it may limit VF’s ability to access the debt capital markets or other forms of financing in the future and may result in increased borrowing costs.
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
During Fiscal 2025, $62.3 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:
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
In May 2025 VF executed a resolution to terminate VF's U.S. qualified defined benefit pension plan, which is frozen and no longer accrues benefits. As of March 2025, the fair value of the plan's assets exceeded its benefit obligation. The termination of the plan is anticipated to be effective in July 2025, is subject to the appropriate regulatory approvals, and is expected to be completed in Fiscal 2026. VF's ultimate settlement obligations will depend upon both the nature and timing of participant settlements and prevailing market conditions.
20 VF Corporation Fiscal 2025 Form 10-K

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
The occurrence of regional epidemics or a global pandemic may, and has, adversely affect our business, financial condition and results of operations. For example, the COVID-19 pandemic has and could continue to materially and adversely affect our business, financial condition and results of operation. Our business has been, and could continue to be, impacted by the effects of the COVID-19 pandemic in countries and territories where we operate and where our employees, suppliers, third-party service providers, consumers or customers are located. Our operations may be closed again or experience operational restrictions if and where there is a resurgence in COVID-19 or new variants of the virus emerge or other viruses emerge. We may continue to experience significant reductions in demand and significant volatility in demand for our products by consumers and customers, resulting in reduced orders, order cancellations, lower revenues, higher discounts, increased inventories, decreased value of inventories and lower gross margins. We may be negatively impacted by significant uncertainty and turmoil in global economic and financial market conditions causing, among other things: decreased consumer confidence and decreased consumer spending, inability to access financing in the credit and capital markets (including the commercial paper market) at reasonable rates (or at all), increased exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar, and volatility in the availability and prices for commodities and raw materials we use for our products and in our supply chain. We may fail to meet our consumers’ and customers’ needs for inventory production and fulfillment due to disruptions in our supply chain and increased costs associated with mitigating the effects of a pandemic.
These impacts have placed, and could continue to place, limitations on our ability to execute our business plan and materially and adversely affect our business, financial condition and results of operations. Measures to contain a global pandemic may exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
VF Corporation Fiscal 2025 Form 10-K 21

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
Oversight responsibility in this area is shared by the Board, its Audit Committee, and management.

Responsible party	Oversight of cybersecurity
Board of Directors	Oversight of cybersecurity within VF’s overall risks
Audit Committee	Primary oversight responsibility for cybersecurity, including internal controls designed to identify, assess, and manage risks related to cybersecurity
Management	Our Chief Information Security Officer ("CISO”), Chief Operating Officer (“COO”), Chief Legal Officer, and other senior members of our digital and technology and risk teams are responsible for identifying, assessing, and managing risks related to these topics, and reporting to the Audit Committee and/or the full Board of Directors
Management receives a cybersecurity and information security maturity assessment from a third-party assessor biennially to gain a third-party view of our cybersecurity and information security program. We have integrated the identification, assessment and management of cybersecurity risks into VF’s enterprise risk management program, ensuring alignment with our overall approach to risk oversight by the Board, its committees, and management. The Board receives an annual update from VF senior leadership on cybersecurity and information security matters. The Audit Committee receives regular reports from VF senior leadership, including the CISO, on cyber threats, information security risks and controls, and other program updates, as well as enterprise risk management program updates. The Audit Committee regularly briefs the Board on these cybersecurity matters, and the Board also receives periodic briefings on cyber threats and best practices to enhance our directors’ literacy on cybersecurity and information security issues.
We place a high priority on securing confidential business information and the sensitive personal information we receive and store about our consumers, customers and employees. We have systems in place to securely receive and store that information and to detect, contain, and respond to cybersecurity incidents. We also have processes to manage risk from cybersecurity threats associated with third parties, including service providers, such as risk assessments and contractual requirements that include cybersecurity measures. In addition, we have a cybersecurity and information security training and compliance program in place to support our teams who work in areas of cybersecurity and information security risk. As part of this program, VF employees who have access to confidential information receive training at least annually on cybersecurity and information security. To respond to the threat of security breaches and cyberattacks, VF maintains a program, overseen by VF’s CISO and COO, that is designed to protect and preserve the confidentiality, integrity and continued availability of all information and systems owned by, or in the care of, VF. This program also includes a cyber incident response plan that provides processes for timely and accurate reporting of any material cybersecurity incident. Our CISO has over thirty years of experience as a cybersecurity professional, including experience as the CISO of two large retailers, and reports to our COO, who leads our digital and technology functions and has nearly twenty years of experience enabling digital transformation for global companies. In addition, members of VF’s information security, IT and privacy teams have broad experience and expertise in selecting, deploying and operating cybersecurity technologies, initiatives and processes around the world. VF also engages service providers, consultants and other third parties in connection with these processes to provide augmented cybersecurity capabilities, deliver strategic advice, provide assurance regarding the effectiveness of certain processes and assist in cybersecurity incident response efforts, as needed. VF also maintains a cybersecurity risk insurance policy.
VF’s IT systems have been subject to cybersecurity incidents in the past and there is no guarantee that future cybersecurity incidents will not have a material impact in the future. To learn more about risks from cybersecurity threats, see the following risk factors in Item 1A of this Part I, under the headings, "VF relies significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm VF’s ability to effectively operate its business," and "VF is subject to cybersecurity, information security and privacy risks that could negatively affect its business operations, results of operations or reputation.”
22 VF Corporation Fiscal 2025 Form 10-K

ITEM 2. PROPERTIES.

The following is a summary of VF Corporation’s principal owned and leased properties as of March 29, 2025.
VF’s global headquarters are located in a 285,000 square foot, leased facility in Denver, Colorado. In addition, we lease facilities in Stabio, Switzerland and lease offices in Shanghai, China, which serve as our European and Asia-Pacific regional headquarters, respectively. We also own or lease brand headquarter facilities throughout the world.
We own a 180,000 square foot facility in Greensboro, North Carolina that serves as a corporate shared service center. We lease shared service facilities in Kuala Lumpur, Malaysia and Dalian, China that support our Asia-Pacific operations. Our sourcing hubs are located in Singapore, Panama City, Panama, and Stabio, Switzerland.
Our largest distribution centers by region are located in Ontario, California, Prague, Czech Republic and Kunshan, China. In total, we operate 16 owned or leased distribution centers primarily in the U.S., but also in the Czech Republic, Belgium, United Kingdom, the Netherlands, China, Canada, Mexico and Israel.
In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,127 retail stores across the Americas, Europe and Asia-Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

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
VF Corporation Fiscal 2025 Form 10-K 23

PART II

ITEM 5. MARKET FOR VF’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. As of April 26, 2025 there were 2,456 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of June, September, December and March.

PERFORMANCE GRAPH:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for Fiscal 2021 through Fiscal 2025. The S&P 1500 Apparel Index at the end of Fiscal 2025 consisted of Capri Holdings Limited, Carter’s, Inc., Columbia Sportswear Company, G-III Apparel Group, Ltd., Hanesbrands Inc., Kontoor Brands, Inc., Lululemon
Athletica Inc., Oxford Industries, Inc., PVH Corp., Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc. and VF Corporation. The graph assumes that $100 was invested at the end of Fiscal 2020 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of Fiscal 2020 through Fiscal 2025. Past performance is not necessarily indicative of future performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN OF VF COMMON STOCK,
S&P 500 INDEX AND S&P 1500 APPAREL INDEX
VF Common Stock closing price on March 29, 2025 was $15.69

$250
$200
$150
$100
$50
$0
3/28/2020
4/3/2021
4/2/2022
4/1/2023
3/30/2024
3/29/2025
VF Corporation
S&P 500 Index
S&P 1500 Apparel, Accessories & Luxury Goods

Company / Index	Base Period 3/28/20	4/3/21	4/2/22	4/1/23	3/30/24	3/29/25
VF Corporation	$100.00	$141.12	$103.36	$44.13	$30.81	$32.17
S&P 500 Index	100.00	160.93	184.56	169.72	220.43	237.28
S&P 1500 Apparel, Accessories & Luxury Goods	100.00	197.11	166.43	131.21	128.20	110.02
24 VF Corporation Fiscal 2025 Form 10-K

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended March 29, 2025 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
December 29, 2024 — January 25, 2025	—	$—	—	$2,486,971,057
January 26, 2025 — February 22, 2025	—	—	—	2,486,971,057
February 23, 2025 — March 29, 2025	—	—	—	2,486,971,057
Total	—		—

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a portfolio of leading outdoor, active and workwear brands, including The North Face®, Vans®, Timberland® and Dickies®. VF is committed to providing consumers with innovative products that are rooted in performance and elevated design, while delivering sustainable and long-term value for its employees, communities, and shareholders.
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the apparel, footwear and accessories categories. Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms.
VF is organized by groupings of brands and businesses represented by its reportable segments for financial reporting purposes. The three reportable segments are Outdoor, Active and Work.

BASIS OF PRESENTATION

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. All references to the years ended March 2025 ("Fiscal 2025"), March 2024 ("Fiscal 2024") and March 2023 ("Fiscal 2023") relate to the 52-week fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023, respectively.
The following discussion and analysis focuses on our financial results for the years ended March 2025 and 2024 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended March 2024 compared to the year ended March 2023 is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 30, 2024, filed with the SEC on May 23, 2024, and is incorporated by reference into this Form 10-K.
All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
References to the year ended March 2025 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the year ended March 2024 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement (the "Purchase Agreement") with EssilorLuxottica S.A. to sell the Supreme® brand business ("Supreme"). On October 1, 2024, VF completed the sale of Supreme. During the second quarter of Fiscal 2025, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. In addition, interest expense and the related interest rate swap impact for the delayed draw Term Loan ("DDTL") were allocated to discontinued operations due to the requirement within the DDTL Agreement, as amended, that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme. The related held-for-sale assets and liabilities have been reported as
VF Corporation Fiscal 2025 Form 10-K 25

assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented.
Refer to Note 3 to VF’s consolidated financial statements for additional information on discontinued operations.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.

RECENT DEVELOPMENTS
Impact of Tariffs
In April 2025, the U.S. government announced broad-based, reciprocal tariffs on foreign imports. The implementation of some of the announced tariffs has been delayed, while some have taken effect. Additionally, in response, certain governments have announced retaliatory tariffs on goods imported from the U.S. VF has a diversified sourcing country mix. Approximately 85% of products purchased for sale in the U.S. are sourced through Southeast Asia and Central and South America, with Vietnam, Bangladesh, Cambodia and Indonesia comprising the top four sourcing markets. Less than 2% of total U.S. products are sourced through China. While the situation is dynamic and evolving, VF continues to analyze the impact of these tariffs on our business and is taking steps to mitigate our tariff exposure. Mitigation strategies include sourcing optimization, accelerating production and shipments into the U.S. during the period of delayed application of the reciprocal tariffs, negotiations with our vendors, and potential price increases. However, the duration and scope of the tariffs are difficult to predict, along with the extent to which VF will be able to offset the impact through our mitigation efforts.
Supreme Divestiture
As noted above, VF completed the sale of Supreme on October 1, 2024. VF received proceeds of $1.506 billion, net of cash sold, resulting in a final after-tax loss on sale of $126.6 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the year ended March 2025. VF used a portion of the net cash proceeds to prepay $1.0 billion of the DDTL on October 4, 2024, pursuant to the terms of the DDTL Agreement, as amended, which required repayment within ten business days of VF’s receipt of the net cash proceeds from the sale of Supreme, and to repay $450.0 million of commercial paper borrowings upon maturity during the third quarter of Fiscal 2025.
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
•Appoint new Vans® president: Sun Choe was appointed the new Global Brand President of Vans® effective late July 2024.
•Optimize cost structure to improve operating efficiency and profitability: Actions have been implemented in a large-scale cost reduction program, which delivered $300.0 million in gross cost savings, by removing spend in non-strategic areas of the business, and simplifying and right-sizing VF's structure.
•Reduce debt and leverage: In addition to improving operating performance, VF is committed to deleveraging the balance sheet. VF used the proceeds from the sale of Supreme to prepay the DDTL and to repay $450.0 million of commercial paper borrowings. In March 2025, VF completed an early redemption of $750.0 million in aggregate principal amount of its outstanding 2.400% Senior Notes due in April 2025.
In Fiscal 2025, the Company initiated the second phase of Reinvent, which is focused on a return to growth and improvements to profitability. In doing so, the Company initiated a set of transformational workstreams focused on revenue growth, margin expansion and selling, general and administrative expense contraction. VF aims to generate between $500.0 and $600.0 million in net operating income expansion in Fiscal 2028.
Reinvent restructuring charges in the year ended March 2025 were $81.4 million and cumulative charges were $190.1 million since the inception of the program, which primarily included costs associated with severance and employee-related benefits and the impact of asset impairments and write-downs.
For additional information regarding recent developments, see "Item 1A. Risk Factors."

26 VF Corporation Fiscal 2025 Form 10-K

SUMMARY OF THE YEAR ENDED MARCH 2025

•Revenues decreased 4% to $9.5 billion compared to the year ended March 2024.
•Outdoor segment revenues increased 1% to $5.6 billion compared to the year ended March 2024, including a 1% unfavorable impact from foreign currency.
•Active segment revenues decreased 12% to $3.1 billion compared to the year ended March 2024, including a 1% unfavorable impact from foreign currency.
•Work segment revenues decreased 7% to $833.1 million compared to the year ended March 2024, including a 1% unfavorable impact from foreign currency.
•Wholesale revenues were down 2% compared to the year ended March 2024.
•Direct-to-consumer revenues were down 6% compared to the year ended March 2024.
•International revenues decreased 2% compared to the year ended March 2024, including a 1% unfavorable impact from foreign currency.
•Revenues in the Americas region decreased 7% compared to the year ended March 2024, including a 1% unfavorable impact from foreign currency.
•Gross margin increased 190 basis points to 53.5% in the year ended March 2025 compared to the year ended March 2024, primarily driven by lower product costs and improved inventory quality.
•Earnings (loss) per share was $0.18 in the year ended March 2025 compared to ($2.62) in the year ended March 2024. The year ended March 2024 included increased tax expense due to the unfavorable decision in the Timberland tax case, which negatively impacted earnings per share by $1.72. The increase in earnings per share was also due to lower impairment charges in the current year compared to the year ended March 2024 and increased profitability in the Outdoor and Work segments. The increase in earnings per share was also partially offset by lower profitability in the Active segment.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in revenues for the year ended March 2025 compared to the year ended March 2024:

(In millions)	Year Ended March
Revenues — 2024	$9,915.7
Organic	(361.3)
Impact of foreign currency	(49.7)
Revenues — 2025	$9,504.7

Year Ended March 2025 Compared to Year Ended March 2024

VF reported a 4% decrease in revenues in Fiscal 2025 compared to Fiscal 2024. The revenue decrease was driven by declines across the Active and Work segments, partially offset by an increase in the Outdoor segment. The revenue decrease was also due to declines across the Americas and Europe regions, with the most significant declines in the Americas region.
Additional details on revenues are provided in the section titled “Information by Reportable Segment”.
The following table presents the percentage relationship to revenues for components of the Consolidated Statements of Operations:

	Year Ended March

	2025	2024
Gross margin (revenues less cost of goods sold)	53.5%	51.6%
Selling, general and administrative expenses	49.4	47.9
Impairment of goodwill and intangible assets	0.9	5.1
Operating margin	3.2%	(1.5%)
Note: Amounts may not sum due to rounding.

VF Corporation Fiscal 2025 Form 10-K 27

Year Ended March 2025 Compared to Year Ended March 2024
Gross margin increased 190 basis points to 53.5% in Fiscal 2025 compared to 51.6% in Fiscal 2024. The increase in gross margin in Fiscal 2025 was driven by lower product costs and improved inventory quality.
Selling, general and administrative expenses as a percentage of revenues increased 150 basis points in Fiscal 2025 compared to Fiscal 2024, reflecting lower leverage of operating expenses due to decreased revenues. Selling, general and administrative expenses decreased $57.8 million in Fiscal 2025 compared to Fiscal 2024. The decrease was primarily due to cost savings from Reinvent, lower information technology costs and distribution expenses and gains recognized from sale leaseback transactions, partially offset by Reinvent restructuring charges and project-related costs and higher compensation costs, including performance-based compensation.
During the year ended March 2025, VF recorded goodwill and intangible asset impairment charges of $89.2 million related to the Dickies indefinite-lived trademark intangible asset and Icebreaker reporting unit. During the third quarter of Fiscal 2025, VF determined that a triggering event had occurred requiring a quantitative analysis of the Dickies indefinite-lived trademark intangible asset, and as a result of the impairment testing performed, VF recorded an indefinite-lived trademark intangible asset impairment charge of $51.0 million. As a result of VF's annual impairment testing as of the beginning of the fourth quarter of Fiscal 2025, VF recorded a goodwill impairment charge of $38.2 million related to the Icebreaker reporting unit.
During the year ended March 2024, VF recorded goodwill impairment charges of $507.6 million related to the Timberland, Dickies and Icebreaker reporting units. During the third quarter of Fiscal 2024, VF determined that a triggering event had occurred requiring a quantitative analysis of the Timberland and Dickies reporting units, and as a result of the impairment testing performed, VF recorded goodwill impairment charges of $195.3 million and $61.8 million, respectively. As a result of VF's annual impairment testing as of the beginning of the fourth quarter of Fiscal 2024, VF recorded a goodwill impairment charge of $38.8 million related to the Icebreaker reporting unit. During the fourth quarter of Fiscal 2024, VF also performed an impairment analysis of the Timberland reporting unit as a result of a triggering event and recorded an additional goodwill impairment charge of $211.7 million.
In Fiscal 2025, operating margin increased to 3.2% from (1.5%) in Fiscal 2024, primarily due to the items described above.
Net interest expense decreased $16.4 million to $149.2 million in Fiscal 2025. The decrease in net interest expense was primarily due to decreased levels of short-term commercial paper borrowings and long-term debt, and an increase in interest income due to higher average cash equivalents and rates during the year. Total outstanding interest-bearing debt averaged $5.0 billion and $6.7 billion for Fiscal 2025 and Fiscal 2024, respectively, with short-term borrowings representing 4.1% and 5.8% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 3.2% in Fiscal 2025 and 2.6% in Fiscal 2024.
Other income (expense), net primarily consists of components of net periodic pension cost (excluding the service cost component), certain foreign currency and hedging gains and losses and other non-operating gains and losses. Other income (expense) netted to ($9.4) million and $24.7 million in Fiscal 2025 and Fiscal 2024, respectively. Other income (expense), net in Fiscal 2025 primarily included equity investment impairments of $15.6 million, cyber insurance recoveries of $13.7 million received in Fiscal 2025, $4.2 million of net periodic pension cost and $2.3 million of foreign currency and hedging losses. Other income (expense), net in Fiscal 2024 primarily included legal settlement gains of $29.1 million, $3.2 million of net periodic pension cost and $2.0 million of foreign currency and hedging losses.
The effective income tax rate was 52.2% in Fiscal 2025 compared to (257.5%) in Fiscal 2024. The Fiscal 2025 effective income tax rate included a net discrete tax expense of $19.4 million, which included a $1.1 million net tax benefit related to unrecognized tax benefits and interest, a $5.1 million tax expense related to stock compensation, a $12.0 million tax expense related to return to accrual adjustments, and a $6.7 million net tax expense related to tax rate changes on deferred tax items. Refer to Note 20 to VF's consolidated financial statements for additional information. The $19.4 million net discrete tax expense in Fiscal 2025 increased the effective income tax rate by 13.4% compared to a favorable 247.4% impact of discrete items for Fiscal 2024. Excluding discrete items, the effective tax rate during Fiscal 2025 increased by approximately 48.9% primarily due to jurisdictional mix of earnings and the impact of nondeductible goodwill impairment.
As a result of the above, income (loss) from continuing operations in Fiscal 2025 was $69.3 million ($0.18 per diluted share), compared to ($1.0) billion (($2.62) per diluted share) in Fiscal 2024.
Refer to additional discussion in the “Information by Reportable Segment” section below.

28 VF Corporation Fiscal 2025 Form 10-K

Information by Reportable Segment

VF's reportable segments are: Outdoor, Active and Work. The primary financial measures used by management to assess performance and allocate resources to VF's segments are segment revenues and segment profit. Segment profit comprises the operating income and other income (expense), net line items of each segment.
Refer to Note 21 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to income (loss) from continuing operations before income taxes.
Year Ended March 2025 Compared to Year Ended March 2024
The following tables present a summary of the changes in segment revenues and profit in the year ended March 2025 compared to the year ended March 2024 and revenues by region for our Top 4 brands for the years ended March 2025 and 2024:

Segment Revenues:
	Year Ended March
(In millions)	Outdoor	Active	Work	Total
Segment revenues — 2024	$5,501.4	$3,522.7	$891.5	$9,915.7
Organic	98.1	(404.7)	(54.6)	(361.3)
Impact of foreign currency	(23.2)	(22.7)	(3.8)	(49.7)
Segment revenues — 2025	$5,576.3	$3,095.3	$833.1	$9,504.7

Segment Profit:
	Year Ended March
(In millions)	Outdoor	Active	Work	Total
Segment profit — 2024	$602.7	$237.5	$17.6	$857.9
Organic	121.3	(84.3)	35.8	72.8
Impact of foreign currency	0.4	(0.4)	(0.3)	(0.3)
Segment profit — 2025	$724.4	$152.8	$53.1	$930.4
Note: Amounts may not sum due to rounding.

Top Brand Revenues:
	Year Ended March 2025
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$1,612.6	$1,435.8	$749.0	$382.0	$4,179.4
Europe	1,315.0	661.2	626.9	102.0	2,705.1
Asia-Pacific	775.8	252.4	231.8	58.0	1,318.0
Global	$3,703.4	$2,349.4	$1,607.7	$542.1	$8,202.5

	Year Ended March 2024
(In millions)	The North Face®	Vans®	Timberland® (a)	Dickies®	Total
Americas	$1,704.4	$1,708.2	$682.7	$437.2	$4,532.5
Europe	1,312.5	726.3	641.3	113.4	2,793.5
Asia-Pacific	656.4	351.2	233.0	67.8	1,308.4
Global	$3,673.3	$2,785.7	$1,556.9	$618.4	$8,634.4
(a)The global Timberland brand includes Timberland®, reported within the Outdoor segment and Timberland PRO®, reported within the Work segment.
Note: Amounts may not sum due to rounding.

VF Corporation Fiscal 2025 Form 10-K 29

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor

	Year Ended March

(Dollars in millions)	2025	2024	Percent Change
Segment revenues	$5,576.3	$5,501.4	1.4%
Segment profit	724.4	602.7	20.2%
Segment profit margin	13.0%	11.0%
The Outdoor segment includes the following brands: The North Face®, Timberland®, Altra®, Smartwool® and Icebreaker®.
Year Ended March 2025 Compared to Year Ended March 2024
Global revenues for Outdoor increased 1% in Fiscal 2025 compared to Fiscal 2024, including a 1% unfavorable impact due to foreign currency. Revenues in the Asia-Pacific region increased 14% in Fiscal 2025, including a 14% increase in Greater China (which includes Mainland China, Hong Kong and Taiwan). Revenues in the Europe region remained flat. Revenues in the Americas region decreased 2% in Fiscal 2025, including a 1% unfavorable impact from foreign currency.
Global revenues for The North Face® brand increased 1% in Fiscal 2025. Revenues in the Asia-Pacific region increased 18% in Fiscal 2025, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region remained flat in Fiscal 2025. Revenues in the Americas region decreased 5% in Fiscal 2025.
Global revenues for the Timberland® brand increased 3% in Fiscal 2025. Revenues in the Americas region increased 12% in
Fiscal 2025, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 1% in Fiscal 2025, including a 2% unfavorable impact from foreign currency. Revenues in the Europe region decreased 2% in Fiscal 2025.
Global direct-to-consumer revenues for Outdoor increased 6% in Fiscal 2025. The increase was primarily due to The North Face® brand across all regions. Global wholesale revenues decreased 2% in Fiscal 2025, including a 1% unfavorable impact from foreign currency. The decrease was primarily driven by declines in The North Face® brand in the Americas and Europe regions.
Segment profit margin increased in Fiscal 2025 compared to Fiscal 2024, reflecting higher gross margin, primarily driven by lower product costs and less promotional activity.
Active

	Year Ended March

(Dollars in millions)	2025	2024	Percent Change
Segment revenues	$3,095.3	$3,522.7	(12.1%)
Segment profit	152.8	237.5	(35.7%)
Segment profit margin	4.9%	6.7%
The Active segment includes the following brands: Vans®, Kipling®, Napapijri®, Eastpak® and JanSport®.
Year Ended March 2025 Compared to Year Ended March 2024
Global revenues for Active decreased 12% in Fiscal 2025 compared to Fiscal 2024, including a 1% unfavorable impact from foreign currency. Revenues in the Americas region decreased 13% in Fiscal 2025, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 23% in Fiscal 2025, including a 1% unfavorable impact from foreign currency, and a 31% decrease in Greater China, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 7% in Fiscal 2025.
Vans® brand global revenues decreased 16% in Fiscal 2025, including a 1% unfavorable impact from foreign currency. The overall decline in Fiscal 2025 was most significantly driven by a 16% decrease in the Americas region, including a 1% unfavorable impact from foreign currency. The decrease in the Americas region was partially offset by the deliberate actions taken to right-size inventories in the Americas wholesale channel in the second half of Fiscal 2024. Revenues in the Asia-Pacific region decreased 28% in Fiscal 2025, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 9% in Fiscal 2025. The decline in Vans® was also attributed to deliberate strategic actions taken in Fiscal
2025, including reducing wholesale store fronts and inventory in the Asia-Pacific region (specifically in China), exiting value-channel wholesale customers and closing unprofitable owned retail stores in the Americas region, and reducing distressed sales.
Global direct-to-consumer revenues for Active decreased 20% in Fiscal 2025. The decrease was primarily due to declines in the Americas region, which decreased 21% in Fiscal 2025, including a 1% unfavorable impact from foreign currency. Global wholesale revenues for Active decreased 3% in Fiscal 2025, including a 1% unfavorable impact from foreign currency. Wholesale revenues in the Europe region decreased 4% in Fiscal 2025. Wholesale revenues in the Asia-Pacific region decreased 14%, including a 1% unfavorable impact from foreign currency. The decrease in Fiscal 2025 was partially offset by a 1% increase in the Americas region, including a 2% unfavorable impact from foreign currency.
Segment profit margin decreased in Fiscal 2025 compared to Fiscal 2024, reflecting legal settlement gains of $29.1 million recorded in the prior year and lower leverage of operating expenses due to decreased revenues.
30 VF Corporation Fiscal 2025 Form 10-K

Work

	Year Ended March

(Dollars in millions)	2025	2024	Percent Change
Segment revenues	$833.1	$891.5	(6.6%)
Segment profit	53.1	17.6	201.2%
Segment profit margin	6.4%	2.0%
The Work segment includes the following brands: Dickies® and Timberland PRO®.
Year Ended March 2025 Compared to Year Ended March 2024
Global Work revenues decreased 7% in Fiscal 2025 compared to Fiscal 2024, including a 1% unfavorable impact from foreign currency. Revenues in the Americas region decreased 5% in Fiscal 2025. Revenues in the Europe region decreased 10%. Revenues in the Asia-Pacific region decreased 14%, including a 1% unfavorable impact from foreign currency.
Dickies® brand global revenues decreased 12% in Fiscal 2025. The decline was primarily driven by a decrease in the Americas region of 13%, reflecting lower inventory replenishment and weakness with certain key U.S. wholesale customer accounts. Revenues in the Europe region decreased 10% in Fiscal 2025. Revenues in the Asia-Pacific region decreased 14%, including a 1% unfavorable impact from foreign currency, primarily due to broad-based weakness in Greater China.
Segment profit margin increased in Fiscal 2025 compared to Fiscal 2024, reflecting higher gross margin, primarily driven by improved inventory quality.

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

	Year Ended March

(In millions)	2025	2024	Percent Change
Impairment of goodwill and intangible assets	$89.2	$507.6	(82.4%)
Corporate and other expenses	546.7	469.6	16.4%
Interest expense, net	149.2	165.7	(9.9%)

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
Corporate and other expenses increased $77.1 million in Fiscal 2025 when compared to Fiscal 2024. The increase was due to higher Reinvent restructuring charges and project-related costs, higher compensation costs, including performance-based compensation, and equity investment impairments, partially offset by cost savings from Reinvent.

VF Corporation Fiscal 2025 Form 10-K 31

International

International revenues decreased 2% in Fiscal 2025 compared to Fiscal 2024. Foreign currency had an unfavorable impact of 1% on international revenues in Fiscal 2025.
Revenues in the Europe region decreased 3% in Fiscal 2025. Revenues in the Americas (non-U.S.) region decreased 7% in Fiscal 2025, including a 5% unfavorable impact from foreign currency. In the Asia-Pacific region, revenues increased 1% in Fiscal 2025, including a 1% unfavorable impact from foreign currency. Revenues in Greater China increased 3% in Fiscal 2025, including a 1% unfavorable impact from foreign currency.
International revenues were 55% of total VF revenues in Fiscal 2025 compared to 54% in Fiscal 2024.

Direct-to-Consumer

Direct-to-consumer revenues decreased 6% in Fiscal 2025 compared to Fiscal 2024.
VF's e-commerce business decreased 6% in Fiscal 2025, including a 1% unfavorable impact from foreign currency. The decrease was primarily driven by declines in the e-commerce business in the Americas region.
Revenues from VF-operated retail stores decreased 8% in Fiscal 2025. VF opened 73 stores in Fiscal 2025, bringing the total number of VF-owned retail stores to 1,127 at March 2025, which also reflects 114 store closures during the period. There were 1,168 VF-owned retail stores at March 2024. Direct-to-consumer revenues were 44% of total VF revenues in Fiscal 2025 compared to 45% in Fiscal 2024.

Wholesale

Wholesale revenues decreased 2% in Fiscal 2025 compared to Fiscal 2024. The results were primarily driven by declines in the wholesale business in the Americas and Europe regions.
Wholesale revenues were 56% of total revenues in Fiscal 2025 compared to 55% in Fiscal 2024.

ANALYSIS OF FINANCIAL CONDITION

Balance Sheets

The following discussion refers to significant changes in balances for continuing operations at March 2025 compared to March 2024:
•Decrease in short-term borrowings — primarily due to a decrease in commercial paper borrowings resulting from a $450.0 million repayment using the proceeds from the sale of Supreme.
•Decrease in current portion of long-term debt — due to the prepayment of $1.0 billion of long-term debt due in
December 2024 related to the DDTL, partially offset by the reclassification of €500.0 million of long-term notes due in March 2026 to current liabilities.
•Decrease in long-term debt — due to the early redemption of $750.0 million of long-term notes due in April 2025 and the reclassification of €500.0 million of long-term notes due in March 2026 to current liabilities.

Liquidity and Cash Flows

We consider the following to be measures of our liquidity and capital resources:

(Dollars in millions)	March 2025	March 2024
Working capital	$1,088.2	$733.6
Current ratio	1.4 to 1	1.2 to 1
Net debt to total capital	76.8%	80.1%

The increase in working capital and the current ratio at March 2025 compared to March 2024 was primarily due to a net decrease in current liabilities driven by decreased short-term borrowings and current portion of long-term debt as discussed in the "Balance Sheets" section above. The increase at March 2025 compared to March 2024 was partially offset by a net decrease in current assets driven by lower cash and cash equivalents.
For the ratio of net debt to total capital above, net debt is defined as short-term and long-term borrowings, in addition to operating lease liabilities, net of unrestricted cash and cash equivalents. Total capital is defined as net debt plus stockholders’ equity. The decrease in the net debt to total capital ratio at March 2025 compared to March 2024 was primarily driven by a decrease in net debt. The decrease in net debt was primarily due to the prepayment of $1.0 billion of long-term debt in October 2024 related to the DDTL, the early redemption of
32 VF Corporation Fiscal 2025 Form 10-K

$750.0 million of long-term notes in March 2025 and a decrease in short-term borrowings as discussed in the "Balance Sheets" section above, partially offset by lower cash and cash equivalents at March 2025. The decrease in the net debt to total capital ratio at March 2025 compared to March 2024 was partially offset by a decrease in stockholders' equity. The decrease in stockholders' equity was primarily driven by the net loss for the period and payments of dividends.
VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the calendar year. VF's additional sources of liquidity include available borrowing capacity against its $2.25 billion senior unsecured revolving line of credit (the "Global Credit Facility"), available cash balances and international lines of credit.
In summary, our cash flows from continuing operations were as follows:

	Year Ended March

(In millions)	2025	2024
Cash provided by operating activities	$438.5	$884.7
Cash provided (used) by investing activities	1,432.5	(158.7)
Cash used by financing activities	(2,146.0)	(959.6)

Cash Provided by Operating Activities

Cash flows related to operating activities are dependent on income (loss) from continuing operations, adjustments to income (loss) from continuing operations and changes in working capital. The decrease in cash provided by operating activities in Fiscal 2025 compared to Fiscal 2024 was primarily due to a decrease in net cash provided by working capital and a decrease in income from continuing operations, excluding the write-off of income tax receivables and interest related to the Timberland tax case in the prior year and higher impairment charges in the prior year.
Cash Provided (Used) by Investing Activities
The increase in cash provided by investing activities in Fiscal 2025 compared to Fiscal 2024 was primarily due to proceeds from the sale of Supreme, net of cash sold, of $1.506 billion in the period. Fiscal 2025 also included proceeds from the sale of assets of $88.2 million, primarily related to a sale leaseback transaction of a distribution center, sale of an aircraft hangar, sale of a corporate-owned aircraft and sale of an office building. The increase was also due to a decrease in capital expenditures of $49.5 million and a decrease in software purchases of $21.7 million in Fiscal 2025 compared to Fiscal 2024.
Cash Used by Financing Activities
The increase in cash used by financing activities in Fiscal 2025 compared to Fiscal 2024 was primarily due to a $1.0 billion prepayment of the DDTL and a $750.0 million early redemption of long-term debt in Fiscal 2025, compared to a $907.1 million payment of long-term debt in Fiscal 2024. The increase was also due to a $507.2 million net decrease in short-term borrowings for the periods compared. The increase was partially offset by a $163.0 million decrease in dividends paid for the periods compared.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during Fiscal 2025 or Fiscal 2024 under the share repurchase program authorized by VF's Board of Directors.
As of the end of Fiscal 2025, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
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
VF has restrictive covenants on its Global Credit Facility and had restrictive covenants on the DDTL Agreement. The agreement for the Global Credit Facility, as amended in May 2025, includes a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash and cash equivalents and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreement. The covenant calculation also excludes operating lease liabilities. The agreement requires the pledge of certain assets of VF and certain of its subsidiaries pursuant to the agreement. Additionally, the amended agreement restricts the total amount of cash dividends and share repurchases to
VF Corporation Fiscal 2025 Form 10-K 33

$500.0 million annually, on a calendar-year basis. The terms for the DDTL Agreement, as amended in August 2024, required the repayment of the DDTL upon the completion of the Supreme sale. On October 4, 2024, VF made an aggregate $1.0 billion prepayment of the DDTL using the net cash proceeds from the sale of Supreme. As of March 2025, VF was in compliance with all covenants.
VF has a global commercial paper program that allows for borrowings of up to $2.25 billion to the extent that it has borrowing capacity under the Global Credit Facility. Based on VF's current ratings, there is no active market for commercial paper. As of March 2025, there were no U.S. or euro commercial paper borrowings. The euro commercial paper borrowing program was terminated in January 2025. Standby letters of credit issued under the Global Credit Facility as of March 2025 were $0.6 million, leaving approximately $2.2 billion available for borrowing against the Global Credit Facility at March 2025, subject to applicable financial covenants.
VF has $90.4 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $11.9 million at March 2025. Borrowings under these arrangements had a weighted average interest rate of 43.8% at March 2025.
Additionally, VF had $429.4 million of unrestricted cash and cash equivalents at March 2025.
Redemption
On March 27, 2025, VF completed an early redemption of $750.0 million in aggregate principal amount of its outstanding 2.400% Senior Notes due April 2025. The redemption price was equal to 100% of the principal amount of the Notes to be redeemed.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date) are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At March 2025 and 2024, the accounts payable line item in VF's Consolidated Balance Sheets included total outstanding obligations of $481.7 million and $485.0 million, respectively, due to suppliers that are eligible to participate in the SCF program.
Rating Agencies
At the end of March 2025, VF’s long-term debt ratings were ‘BB’ by Standard & Poor’s ("S&P") Global Ratings and ‘Ba1’ by Moody’s Investors Service ("Moody's"), and U.S. commercial paper ratings by those rating agencies were ‘B’ and ‘NP’, respectively. Based on VF's current ratings, there is no active market for commercial paper. VF's credit rating outlook by S&P and Moody's was 'stable' at the end of March 2025. Further downgrades to VF's ratings would negatively impact borrowing costs.
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
Dividends
Cash dividends totaled $0.36 per share in Fiscal 2025 compared to $0.78 in Fiscal 2024. The dividend payout ratio was (74.5%) of diluted earnings (loss) per share in Fiscal 2025 compared to (31.3%) in Fiscal 2024. The Company declared a dividend of $0.09 per share that is payable in the first quarter of Fiscal 2026. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.

34 VF Corporation Fiscal 2025 Form 10-K

Contractual Obligations
Following is a summary of VF’s material contractual obligations and commercial commitments at the end of March 2025 that will require the use of funds:

		Payment Due or Forecasted by Fiscal Year
(In millions)	Total	2026	2027	2028	2029	2030	Thereafter
Recorded liabilities:
Long-term debt (1)	$3,996	$542	$2	$1,043	$542	$2	$1,865
Operating leases (2)	1,545	351	330	238	168	122	334
Unrecorded commitments:
Interest payment obligations (3)	743	127	104	91	89	66	266
Inventory obligations (4)	1,950	1,879	68	3	—	—	—
	$8,234	$2,899	$505	$1,375	$800	$190	$2,465
Note: Amounts may not sum due to rounding.
(1)Long-term debt consists of required undiscounted principal payments on long-term debt and finance lease obligations.
(2)Operating leases represent required undiscounted lease payments during the noncancelable lease term. Variable payments for occupancy-related costs, real estate taxes, insurance and contingent rent are not included above. In addition, approximately $130.2 million of leases (on an undiscounted basis) that have not yet commenced with terms of 2 to 15 years beginning primarily in Fiscal 2026 are not included above.
(3)Interest payment obligations represent required interest payments on long-term debt. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the consolidated financial statements.
(4)Inventory obligations represent binding commitments to purchase finished goods and raw materials that are payable upon VF taking ownership of the inventory. This obligation excludes the amount included in accounts payable at March 2025 related to inventory purchases.
VF had other financial commitments at the end of Fiscal 2025 that are not included in the above table but may require the use of funds under certain circumstances:
•$111.9 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the table above because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.
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
Cash and cash equivalents risks
VF had $429.4 million of cash and cash equivalents at the end of Fiscal 2025. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business and geopolitical risks that may impact countries where VF has cash balances. Management also monitors the credit quality of cash equivalents.
Defined benefit pension plan risks
At the end of Fiscal 2025, VF’s defined benefit pension plans were overfunded by a net total of $95.0 million. The overfunded status includes a $51.2 million liability related to our U.S. unfunded supplemental defined benefit plan, $33.1 million of net liabilities related to our non-U.S. defined benefit plans, and a $179.3 million net asset related to our U.S. qualified defined benefit plan.
VF’s reported earnings are subject to risks due to the volatility of its pension cost, which has ranged in recent years from cost of $12.1 million in the year ended March 2024 to cost of $101.9 million in the year ended March 2023. These fluctuations are primarily due to differences in the amount of settlement charges recorded in the respective periods. The changes are also impacted by varying amounts of actuarial gains and losses that are deferred and amortized to future years’ pension cost. The assumptions that impact actuarial gains and losses include the
VF Corporation Fiscal 2025 Form 10-K 35

rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.
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
•During the year ended March 2025, in efforts to de-risk the U.S. qualified plan, VF implemented an asset allocation of 100% liability-hedging asset classes, primarily in fixed-income investments.
•Subsequent to the end of Fiscal 2025, in May 2025, VF executed a resolution to terminate the U.S. qualified plan. The termination of the plan is anticipated to be effective in July 2025, is subject to the appropriate regulatory approvals, and is expected to be completed in Fiscal 2026. VF's settlement obligations and related charges will depend upon both the nature and timing of participant settlements and prevailing market conditions. VF currently estimates settlement charges to be between $200.0 and $300.0 million.
Interest rate risks
VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since all of VF’s long-term debt has fixed interest rates, the exposure relates to changes in interest rates on variable rate short-term borrowings (which averaged approximately $202.5 million at a 9.9% rate during Fiscal 2025). However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during Fiscal 2025, the effect of a hypothetical 1% increase in interest rates would be an increase in reported net income of approximately $3.2 million and a hypothetical 1% decrease in interest rates would be a decrease in reported net income of approximately $3.2 million.
Foreign currency exchange rate risks
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 55% of VF’s revenues in the year ended March 2025 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. As discussed later in this section, management hedges VF’s investments in certain foreign operations and foreign currency transactions.
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
For cash flow hedging contracts outstanding at the end of Fiscal 2025, a hypothetical 10% decrease and 10% increase in foreign currency exchange rates compared to rates at the end of Fiscal 2025, would result in an increase in the unrealized net gain of approximately $75.7 million and a decrease in the unrealized net gain of approximately $61.7 million, respectively. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
Counterparty risks
VF is exposed to credit-related losses in the event of nonperformance by counterparties to derivative hedging instruments. To manage this risk, we have established counterparty credit guidelines and only enter into derivative
36 VF Corporation Fiscal 2025 Form 10-K

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

VF Corporation Fiscal 2025 Form 10-K 37

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
38 VF Corporation Fiscal 2025 Form 10-K

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
Fiscal 2025 Impairment Testing
Interim Impairment Testing
During the third quarter of Fiscal 2025, management determined that the continued downturn in the Dickies financial results and projections, combined with expectations of a slower recovery than previously anticipated, was a triggering event that required management to perform a quantitative impairment analysis of the Dickies indefinite-lived trademark intangible asset. The carrying value of the indefinite-lived trademark intangible asset at the November 23, 2024 testing date was $290.0 million. As a result of the impairment testing performed, VF recorded an impairment charge of $51.0 million in the Consolidated Statement of Operations in the third quarter of Fiscal 2025 to write down the Dickies indefinite-lived trademark intangible asset to its estimated fair value.
Annual Impairment Testing
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2025. VF elected to bypass the qualitative analysis for the Icebreaker and Smartwool reporting unit goodwill and indefinite-lived trademark intangible assets and for the Timberland PRO reporting unit goodwill. As a result of the annual impairment testing, VF recorded a goodwill impairment charge of $38.2 million in the Consolidated Statement of Operations for the year ended March 2025 related to Icebreaker. Based on the analysis, management concluded that Icebreaker's indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by a significant amount. No other impairment charges were required as a result of the annual impairment testing. Based on the analyses, the estimated fair value of the Timberland PRO reporting unit exceeded its carrying value by 18% and the estimated fair value of the Smartwool reporting unit exceeded its carrying value by a significant amount. Based on the analysis, the estimated fair value of the Smartwool indefinite-lived trademark intangible asset exceeded its carrying value by a significant amount.
For the remaining reporting units and indefinite-lived trademark intangible assets, VF elected to perform a qualitative analysis during the annual goodwill and indefinite-lived intangible asset impairment testing, as of the beginning of the fourth quarter of Fiscal 2025, to determine whether it was more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. Based on the results of the qualitative assessment, VF concluded it was more likely than not the carrying values of the goodwill and indefinite-
VF Corporation Fiscal 2025 Form 10-K 39

lived trademark intangible assets were less than their fair values, and that further quantitative testing was not necessary.
Refer to Notes 8, 9 and 24 to the consolidated financial statements for additional discussion on Fiscal 2025 impairment testing.
Management’s Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the business. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment or recoverability of goodwill or indefinite-lived trademark intangible assets in any reporting unit could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill and indefinite-
lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2026 or future years vary from current assumptions (including changes in discount rates, royalty rates, foreign currency exchange rates and tariffs), (iii) business conditions or strategies change from current assumptions, including loss of major customers or channels, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
Changes in these estimates and assumptions could result in a future impairment charge of goodwill or indefinite-lived intangible assets and such charges could have a material effect on VF’s consolidated financial position and results of operations.

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
As of March 2025, VF had $698.9 million of gross deferred income tax assets related to operating loss, credit and capital loss carryforwards, and $531.0 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss, credit and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses or credits during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.

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
40 VF Corporation Fiscal 2025 Form 10-K

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

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 29, 2025. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures were effective as of March 29, 2025.

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

ITEM 9B. OTHER INFORMATION.
During the three months ended March 29, 2025, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
VF Corporation Fiscal 2025 Form 10-K 41

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Information About Our Executive Officers.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2025 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 29, 2025, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Delinquent Section 16(a) Reports” (to the extent reported therein) in VF’s 2025 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 29, 2025, which information is incorporated herein by reference.
Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Primary Responsibilities — Audit Committee” in VF’s 2025 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 29, 2025, which information is incorporated herein by reference.
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
The Board of Directors’ Corporate Governance Principles, the Audit Committee, Governance and Corporate Responsibility Committee, Talent and Compensation Committee and Finance Committee charters and other corporate governance information, including the method for interested parties to communicate directly with nonmanagement members of the Board of Directors, are available on VF’s website. These documents, as well as the VF Corporation Code of Business Conduct, will be provided free of charge to any shareholder upon request directed to the Corporate Secretary of VF Corporation at P.O. Box 13919, Denver, CO 80201.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF” and “Executive Compensation” in VF’s 2025 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 29, 2025, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of this Part III is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Executive Compensation" in VF’s 2025 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 29, 2025, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of this Part III is included under the caption “Corporate Governance at VF” in VF’s 2025 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 29, 2025, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 14 of this Part III is included under the caption “Professional Fees of PricewaterhouseCoopers LLP” in VF’s 2025 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 29, 2025, which information is incorporated herein by reference.
42 VF Corporation Fiscal 2025 Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Fiscal 2025 report:

2. Financial statement schedules	PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	F-59
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits
NUMBER	DESCRIPTION
2.1	Stock and Asset Purchase Agreement dated as of July 16, 2024 between V.F. Corporation and EssilorLuxottica S.A. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 17, 2024)+
3.1	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(i) to Form 8-K filed October 21, 2013)
3.2	Amended and Restated By-Laws of V.F. Corporation, effective January 24, 2023 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 25, 2023)
4.1	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 4(A) to Form 10-K for the year ended January 3, 1998)
4.2	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)
4.3	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
4.4	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)
4.5	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)
4.6	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed October 25, 2007)
4.7	Fourth Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent dated as of February 25, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed February 25, 2020)
4.8	Form of 0.250% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed February 25, 2020)
4.9	Form of 0.625% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed February 25, 2020)
4.10	Fifth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of April 23, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed April 23, 2020)
4.11	Form of 2.400% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed April 23, 2020)
4.12	Form of 2.800% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.5 to Form 8-K filed April 23, 2020)
4.13	Form of 2.950% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.6 to Form 8-K filed April 23, 2020)
4.14	Sixth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 7, 2023 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed March 7, 2023)
4.15	Form of 4.125% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed March 7, 2023)
4.16	Form of 4.250% Senior Notes due 2029 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed March 7, 2023)
4.17	Description of Securities

VF Corporation Fiscal 2025 Form 10-K 43

NUMBER	DESCRIPTION
10.1	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)*
10.2	1996 Stock Compensation Plan, as amended and restated as of March 12, 2024 (Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended March 30, 2024)*
10.3	1996 Stock Compensation Plan, as amended and restated as of May 14, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 24, 2024)*
10.4	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)*
10.5	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 29, 2024)*
10.6	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)*
10.7	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 29, 2024)*
10.8	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 26, 2020)*
10.9	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 29, 2024)*
10.10	Form of Award Certificate for Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 29, 2024)*
10.11	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended March 28, 2020)*
10.12	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 29, 2024)*
10.13	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended March 28, 2020)*
10.14	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended June 29, 2024)*
10.15	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting) (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended March 28, 2020)*
10.16	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting) (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended June 29, 2024)*
10.17	Form of Award Certificate for Restricted Stock Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(P) to Form 10-K for the year ended March 28, 2020)*
10.18	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)*
10.19	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)*
10.20	Executive Deferred Savings Plan II, as amended and restated January 1, 2020 (Incorporated by reference to Item 10.1 to Form 10-Q for the quarter ended December 28, 2019)*
10.21	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed December 17, 2004)*
10.22	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)*
10.23	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)*
10.24	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)*
10.25	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)*
10.26	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)*
10.27	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)*
44 VF Corporation Fiscal 2025 Form 10-K

NUMBER	DESCRIPTION
10.28	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)*
10.29	Twelfth Supplemental Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014)*
10.30	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)*
10.31	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)*
10.32	2019 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(HH) to Form 10-K for the year ended March 28, 2020)*
10.33	Amended and Restated Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)*
10.34	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)*
10.35	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of October 18, 2017 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2017)*
10.36	2004 Long-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of March 11, 2024 (Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended March 30, 2024)*
10.37	2004 Long-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of May 13, 2024 (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended June 29, 2024)*
10.38	Annual Incentive Plan (effective May 15, 2023) (Incorporated by reference to Exhibit 10(II) to Form 10-K for the year ended April 1, 2023)*
10.39	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for Equity Plan Participants (Incorporated by reference to Exhibit 10(JJ) to Form 10-K for the year ended April 1, 2023)
10.40	Offer Letter between VF and Bracken Darrell, dated June 20, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2023)*
10.41	Severance Plan for Section 16 Officers (effective October 6, 2023) (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 30, 2023)*
10.42	Five-Year Revolving Credit Agreement by and among V.F. Corporation and VF International Sagl, as borrowers, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc., U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and ING Bank N.V., Dublin Branch, PNC Bank, N.A., TD Bank, N.A. and Morgan Stanley Bank, N.A., as Documentation Agents, dated November 24, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2021)
10.43	Amendment No. 1 to Revolving Credit Agreement, dated February 16, 2023, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 16, 2023)
10.44	Amendment No. 2 to Revolving Credit Agreement, dated May 19, 2023, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10(NN) to Form 10-K for the year ended April 1, 2023)
10.45	Amendment No. 3 to Revolving Credit Agreement, dated as of April 25, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 26, 2024)
10.46	Amendment No. 4 to Revolving Credit Agreement, dated as of August 2, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2024)
10.47	Term Loan Agreement by and among V.F. Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A, PNC Bank National Association, TD Securities (USA) LLC, Truist Securities, Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Syndication Agent, and PNC Bank National Association, TD Bank, N.A., Truist Bank and U.S. Bank National Association, as Documentation Agents, dated August 11, 2022 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 11, 2022)
10.48	Amendment No. 1 to Term Loan Agreement, dated February 16, 2023, by and among V.F. Corporation, as borrower, JP Morgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 16, 2023)
10.49	Amendment No. 2 to Term Loan Agreement, dated as of August 2, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2024)
10.50	Separation and Distribution Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 23, 2019)
VF Corporation Fiscal 2025 Form 10-K 45

NUMBER	DESCRIPTION
10.51	Tax Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019)
10.52	Transition Services Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019)
10.53	VF Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed May 23, 2019)
10.54	Kontoor Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed May 23, 2019)
10.55	Employee Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed May 23, 2019)
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to Form 10-K for the year ended March 30, 2024)
21.1	Subsidiaries of the Corporation
23.1	Consent of independent registered public accounting firm
24.1	Power of attorney
31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for the Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 to Form 10-K for the year ended March 30, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
46 VF Corporation Fiscal 2025 Form 10-K

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
May 22, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VF and in the capacities and on the dates indicated:

Richard T. Carucci*	Chair of the Board and Director

Alexander K. Cho*	Director

Juliana L. Chugg*	Director

Trevor A. Edwards*	Director

Mindy Grossman*	Director

Mark S. Hoplamazian*	Director

Laura W. Lang*	Director

Clarence Otis, Jr.*	Director

Carol L. Roberts*	Director

Matthew J. Shattock*	Director

Kirk Tanner*	Director

*By:	/s/ Jennifer S. Sim
Jennifer S. Sim, Attorney-in-Fact
May 22, 2025
VF Corporation Fiscal 2025 Form 10-K 47

VF CORPORATION
Index to Consolidated Financial Statements and Financial Statement Schedule
March 2025

VF Corporation Fiscal 2025 Form 10-K F-1

V.F. Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of V.F. Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF's internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of March 29, 2025.
The effectiveness of VF’s internal control over financial reporting as of March 29, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

F-2 VF Corporation Fiscal 2025 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of V. F. Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of V.F. Corporation and its subsidiaries (the "Company") as of March 29, 2025 and March 30, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended March 29, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended March 29, 2025, appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

VF Corporation Fiscal 2025 Form 10-K F-3

Interim Indefinite-Lived Intangible Asset Impairment Analysis – Dickies Trademark
As described in Notes 1, 8, and 24 to the consolidated financial statements, the indefinite-lived intangible assets balance was $1,648.9 million as of March 29, 2025, of which the Dickies trademark makes up a portion of the consolidated balance. Management evaluates indefinite-lived intangible assets for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. An indefinite-lived intangible asset is quantitatively evaluated for possible impairment by comparing the estimated fair value of the asset with its carrying value. An impairment charge is recorded if the carrying value of the asset exceeds its estimated fair value. Management estimates the fair value of the indefinite-lived trademark intangible assets using the relief-from-royalty method. During the third quarter of fiscal 2025, management determined a triggering event occurred that required management to perform a quantitative impairment analysis of the Dickies trademark. Key assumptions developed by management and used in the quantitative analysis include revenue projections, tax rates, royalty rate, and a market-based discount rate. The carrying value of the indefinite-lived trademark intangible asset at the interim testing date was $290.0 million. As a result of the impairment testing performed, the Company recorded an impairment charge of $51.0 million related to the Dickies trademark.
The principal considerations for our determination that performing procedures relating to the interim indefinite-lived intangible asset impairment analysis for the Dickies trademark is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Dickies trademark; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue projections, royalty rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment analysis, including controls over the valuation of the Dickies trademark. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Dickies trademark; (ii) evaluating the appropriateness of the relief-from-royalty method used by management; (iii) testing the completeness and accuracy of underlying data used in the relief-from-royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue projections, royalty rate, and discount rate. Evaluating management’s assumption related to revenue projections involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the royalty rate and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
May 22, 2025
We have served as the Company’s auditor since 1995.

F-4 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Consolidated Balance Sheets

(In thousands, except share amounts)	March 2025	March 2024
ASSETS
Current assets
Cash and cash equivalents	$429,382	$656,376
Accounts receivable, less allowance for doubtful accounts of: March 2025 - $31,853; March 2024 - $26,369	1,321,663	1,263,329
Inventories	1,627,025	1,697,823
Other current assets	408,028	493,194
Current assets of discontinued operations	—	116,225
Total current assets	3,786,098	4,226,947
Property, plant and equipment, net	720,879	788,992
Intangible assets, net	1,710,707	1,776,482
Goodwill	603,386	645,356
Operating lease right-of-use assets	1,262,319	1,255,074
Other assets	1,294,147	1,210,470
Other assets of discontinued operations	—	1,709,642
TOTAL ASSETS	$9,377,536	$11,612,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$11,916	$263,938
Current portion of long-term debt	540,579	1,000,721
Accounts payable	789,570	788,477
Accrued liabilities	1,355,788	1,323,982
Current liabilities of discontinued operations	—	79,861
Total current liabilities	2,697,853	3,456,979
Long-term debt	3,425,650	4,702,284
Operating lease liabilities	1,079,182	1,087,304
Other liabilities	687,492	636,090
Other liabilities of discontinued operations	—	71,941
Total liabilities	7,890,177	9,954,598
Commitments and contingencies
Stockholders' equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2025 or March 2024	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2025 - 389,695,199; March 2024 - 388,836,219	97,424	97,209
Additional paid-in capital	3,540,686	3,600,071
Accumulated other comprehensive loss	(977,740)	(1,064,331)
Accumulated deficit	(1,173,011)	(974,584)
Total stockholders’ equity	1,487,359	1,658,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,377,536	$11,612,963

See notes to consolidated financial statements.

VF Corporation Fiscal 2025 Form 10-K F-5

VF CORPORATION
Consolidated Statements of Operations

	Year Ended March

(In thousands, except per share amounts)	2025	2024	2023
Revenues	$9,504,691	$9,915,678	$11,089,359
Costs and operating expenses
Cost of goods sold	4,420,826	4,803,378	5,292,927
Selling, general and administrative expenses	4,690,850	4,748,669	4,797,695
Impairment of goodwill and intangible assets	89,242	507,566	—
Total costs and operating expenses	9,200,918	10,059,613	10,090,622
Operating income (loss)	303,773	(143,935)	998,737
Interest income	24,893	20,246	8,860
Interest expense	(174,136)	(185,925)	(152,520)
Other income (expense), net	(9,369)	24,693	(117,287)
Income (loss) from continuing operations before income taxes	145,161	(284,921)	737,790
Income tax expense (benefit)	75,837	733,556	(17,944)
Income (loss) from continuing operations	69,324	(1,018,477)	755,734
Income (loss) from discontinued operations, net of tax	(259,040)	49,595	(637,150)
Net income (loss)	$(189,716)	$(968,882)	$118,584
Earnings (loss) per common share - basic
Continuing operations	$0.18	$(2.62)	$1.95
Discontinued operations	(0.67)	0.13	(1.64)
Total earnings (loss) per common share - basic	$(0.49)	$(2.49)	$0.31
Earnings (loss) per common share - diluted
Continuing operations	$0.18	$(2.62)	$1.95
Discontinued operations	(0.66)	0.13	(1.64)
Total earnings (loss) per common share - diluted	$(0.48)	$(2.49)	$0.31
Weighted average shares outstanding
Basic	389,152	388,360	387,763
Diluted	392,571	388,360	388,370

See notes to consolidated financial statements.

F-6 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended March

(In thousands)	2025	2024	2023
Net income (loss)	$(189,716)	$(968,882)	$118,584
Other comprehensive income (loss)
Foreign currency translation and other
Losses arising during the period	(29,868)	(1,491)	(106,527)
Reclassification of foreign currency translation losses	75,293	—	—
Income tax effect	1,825	(7,297)	(1,492)
Defined benefit pension plans
Current period actuarial losses, including plan amendments and curtailments	(14,413)	(38,230)	(25,211)
Amortization of net deferred actuarial losses	20,205	16,656	16,395
Amortization of deferred prior service credits	(589)	(541)	(453)
Reclassification of net actuarial loss from settlement charges	—	3,538	93,731
Reclassification of deferred prior service cost due to curtailments	(936)	—	—
Income tax effect	(1,981)	3,936	(21,864)
Derivative financial instruments
Gains (losses) arising during the period	16,111	(7,933)	53,533
Income tax effect	(6,083)	1,490	(8,554)
Reclassification of net (gains) losses realized	32,595	(18,121)	(110,160)
Income tax effect	(5,568)	3,180	17,663
Other comprehensive income (loss)	86,591	(44,813)	(92,939)
Comprehensive income (loss)	$(103,125)	$(1,013,695)	$25,645

See notes to consolidated financial statements.

VF Corporation Fiscal 2025 Form 10-K F-7

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(189,716)	$(968,882)	$118,584
Income (loss) from discontinued operations, net of tax	(259,040)	49,595	(637,150)
Income (loss) from continuing operations, net of tax	69,324	(1,018,477)	755,734
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Impairment of goodwill and intangible assets	89,242	507,566	—
Depreciation, amortization and other asset write-downs	259,616	307,528	251,926
Reduction in the carrying amount of right-of-use assets	351,971	379,720	369,609
Stock-based compensation	73,247	57,829	40,040
Provision for doubtful accounts	15,377	11,170	3,532
Pension expense in excess of (less than) contributions	(1,463)	(18,080)	79,197
Deferred income taxes	(88,544)	(383,916)	12,441
Write-off of income tax receivables and interest	—	921,409	—
Other, net	(9,515)	(2,138)	(39,090)
Changes in operating assets and liabilities:
Accounts receivable	(100,803)	323,503	(141,684)
Inventories	54,102	521,281	(882,771)
Accounts payable	(2,303)	(111,992)	380,792
Income taxes	9,366	(156,198)	(1,126,649)
Accrued liabilities	48,847	27,539	(16,079)
Operating lease right-of-use assets and liabilities	(353,661)	(374,063)	(365,760)
Other assets and liabilities	23,686	(107,967)	24,778
Cash provided (used) by operating activities - continuing operations	438,489	884,714	(653,984)
Cash provided (used) by operating activities - discontinued operations	26,747	129,867	(1,811)
Cash provided (used) by operating activities	465,236	1,014,581	(655,795)
INVESTING ACTIVITIES
Proceeds from sale of businesses, net of cash sold	1,506,223	—	—
Proceeds from sale of assets	88,234	26,525	99,481
Capital expenditures	(86,274)	(135,762)	(151,990)
Software purchases	(39,749)	(61,483)	(93,137)
Other, net	(35,930)	12,038	(26,251)
Cash provided (used) by investing activities - continuing operations	1,432,504	(158,682)	(171,897)
Cash used by investing activities - discontinued operations	(4,413)	(13,576)	(16,156)
Cash provided (used) by investing activities	1,428,091	(172,258)	(188,053)
FINANCING ACTIVITIES
Contingent consideration payment	—	—	(56,976)
Net increase (decrease) in short-term borrowings	(252,023)	255,146	(323,972)
Payments on long-term debt	(1,751,109)	(908,199)	(501,051)
Payment of debt issuance costs	—	(576)	(6,796)
Proceeds from long-term debt	—	—	2,058,341
Cash dividends paid	(140,165)	(303,140)	(702,846)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	(2,730)	(2,846)	(2,794)
Cash provided (used) by financing activities	$(2,146,027)	$(959,615)	$463,906
Continued on next page.
See notes to consolidated financial statements.

F-8 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2025	2024	2023
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	$7,218	$(22,069)	$(80,822)
Net change in cash, cash equivalents and restricted cash	(245,482)	(139,361)	(460,764)
Cash, cash equivalents and restricted cash — beginning of year	676,957	816,318	1,277,082
Cash, cash equivalents and restricted cash — end of year	$431,475	$676,957	$816,318

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$429,382	$656,376	$799,441
Other current assets	2,093	2,221	1,305
Current and other assets of discontinued operations	—	18,351	15,563
Other assets	—	9	9
Total cash, cash equivalents and restricted cash	$431,475	$676,957	$816,318

See notes to consolidated financial statements.

VF Corporation Fiscal 2025 Form 10-K F-9

VF CORPORATION
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(In thousands, except share amounts)	Shares	Amounts
Balance, March 2022	388,298,375	$97,075	$3,916,384	$(926,579)	$443,475	$3,530,355
Net income (loss)	—	—	—	—	118,584	118,584
Dividends on Common Stock ($1.81 per share)	—	—	(203,394)	—	(499,452)	(702,846)
Stock-based compensation, net	367,156	91	62,989	—	(5,521)	57,559
Foreign currency translation and other	—	—	—	(108,019)	—	(108,019)
Defined benefit pension plans	—	—	—	62,598	—	62,598
Derivative financial instruments	—	—	—	(47,518)	—	(47,518)
Balance, March 2023	388,665,531	97,166	3,775,979	(1,019,518)	57,086	2,910,713
Net income (loss)	—	—	—	—	(968,882)	(968,882)
Dividends on Common Stock ($0.78 per share)	—	—	(246,054)	—	(57,086)	(303,140)
Stock-based compensation, net	170,688	43	70,146	—	(5,702)	64,487
Foreign currency translation and other	—	—	—	(8,788)	—	(8,788)
Defined benefit pension plans	—	—	—	(14,641)	—	(14,641)
Derivative financial instruments	—	—	—	(21,384)	—	(21,384)
Balance, March 2024	388,836,219	97,209	3,600,071	(1,064,331)	(974,584)	1,658,365
Net income (loss)	—	—	—	—	(189,716)	(189,716)
Dividends on Common Stock ($0.36 per share)	—	—	(140,165)	—	—	(140,165)
Stock-based compensation, net	858,980	215	80,780	—	(8,711)	72,284
Foreign currency translation and other	—	—	—	47,250	—	47,250
Defined benefit pension plans	—	—	—	2,286	—	2,286
Derivative financial instruments	—	—	—	37,055	—	37,055
Balance, March 2025	389,695,199	$97,424	$3,540,686	$(977,740)	$(1,173,011)	$1,487,359

See notes to consolidated financial statements.

F-10 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025

VF Corporation Fiscal 2025 Form 10-K F-11

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
VF Corporation (together with its subsidiaries, collectively known as “VF” or the "Company”) is a global apparel, footwear and accessories company headquartered in the United States. VF designs, procures, markets and distributes a variety of branded products, including apparel, footwear, backpacks, luggage and accessories for consumers of all ages. Products are marketed under VF-owned brand names.
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
Fiscal Year
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF's current fiscal year ran from March 31, 2024 through March 29, 2025 ("Fiscal 2025"). All references to the periods ended March 2025, March 2024 and March 2023 relate to the 52-week fiscal years ended March 29, 2025, March 30, 2024 ("Fiscal 2024") and April 1, 2023 ("Fiscal 2023"), respectively. Certain foreign subsidiaries reported using a March 31 year-end for Fiscal 2025, 2024 and 2023 due to local statutory requirements. The impact to VF's consolidated financial statements is not material.
Use of Estimates
In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates due to risks and uncertainties, including the impact of the recently imposed reciprocal tariffs on foreign imports by the U.S. government. The high level of uncertainty regarding these tariffs may result in estimates and assumptions that have the potential for more variability and are more subjective, including those applied in the Company's forecasted results of operations and cash flows, which are used in the determination of fair value for goodwill and indefinite-lived intangible asset impairment testing. While estimates and assumptions made by management are based upon currently available information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions.
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
Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. Foreign currency transaction gains and losses reported in the Consolidated Statements of Operations, were a net loss of $14.0 million, $15.7 million and $14.4 million in the years ended March 2025, 2024 and 2023, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Highly liquid investments considered cash equivalents were $91.8 million and $226.8 million at March 2025 and 2024, respectively, consisting of money market funds and short-term time deposits.

F-12 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
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
Depreciation and amortization expense related to obtaining finished goods inventories is included in cost of goods sold, and other depreciation and amortization expense is included in selling, general and administrative ("SG&A") expenses.
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

VF Corporation Fiscal 2025 Form 10-K F-13

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
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
The Company assesses whether a sale leaseback transaction qualifies as a sale when the transaction occurs. For transactions qualifying as a sale, VF derecognizes the underlying asset and recognizes the entire gain or loss at the time of the sale. The corresponding lease entered into with the buyer-lessor is accounted for as an operating lease. During the years ended March 2025 and 2023, the Company entered into sale leaseback transactions for certain warehouse, retail store and office real estate, and related assets. The transactions qualified as sales, and thus the Company recognized gains of $17.4 million and $13.2 million in the SG&A expenses line item in VF's Consolidated Statements of Operations for the years ended March 2025 and 2023, respectively.
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
VF reports the service component of net periodic pension cost within operating income (loss) and the other components of net periodic pension cost, which include interest cost, expected return on plan assets, settlement charges, curtailments and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item of the Consolidated Statements of Operations.
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

F-14 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
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
The Company has elected to treat all shipping and handling activities as fulfillment costs and recognize the costs as SG&A expenses at the time the related revenue is recognized. Shipping and handling costs billed to customers are included in revenues. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from the transaction price.
The Company has licensing agreements for its symbolic intellectual property, some of which include minimum

VF Corporation Fiscal 2025 Form 10-K F-15

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
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
SG&A Expenses
SG&A expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $818.8 million, $820.6 million and $844.8 million in the years ended March 2025, 2024 and 2023, respectively. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for certain costs of advertising VF’s products, which totaled $13.3 million, $12.7 million and $16.5 million in the years ended March 2025, 2024 and 2023, respectively. Shipping and handling costs for delivery of products to customers totaled $474.3 million, $524.9 million and $609.8 million in the years ended March 2025, 2024 and 2023, respectively. Expenses related to royalty income were $0.7 million, $0.8 million and $0.9 million in the years ended March 2025, 2024 and 2023, respectively.
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

F-16 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
includes estimated interest and penalties related to uncertain tax positions.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock units and restricted stock. In periods of a loss from continuing operations, all potentially dilutive securities are excluded from diluted loss per share, as their inclusion would be anti-dilutive.
Concentration of Risks
VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through various wholesale and direct-to-consumer channels. VF’s ten largest customers accounted for approximately 15% of Fiscal 2025 total revenues. Sales to VF’s largest customer accounted for approximately 2% of Fiscal 2025 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the Fiscal 2025 presentation.
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires companies with supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of the financial statements to understand the nature of, activity in, and potential magnitude of the program. The guidance became effective for VF in the first quarter of Fiscal 2024, except for the rollforward information that was effective for annual periods beginning in Fiscal 2025 on a prospective basis. The Company adopted the required guidance in the first quarter of Fiscal 2024 and disclosed the rollforward information in its Fiscal 2025 Annual Report on Form
10-K. Refer to Note 12 for disclosures related to the Company's supply chain financing program.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the individual or group identified as the chief operating decision maker ("CODM"). The guidance also requires disclosure of the title and position of the CODM and how reported measures of segment profit or loss are used to assess performance and allocate resources. The guidance was effective for annual disclosures beginning in Fiscal 2025, and has expanded requirements to include all disclosures about a reportable segment's profit or loss and assets in subsequent interim periods. The guidance requires retrospective application to all prior periods presented in the financial statements. The Company adopted this guidance for its Fiscal 2025 Annual Report on Form 10-K and applied it retrospectively for all periods presented, refer to Note 21 for additional disclosures.
Recently Issued Accounting Standards
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

VF Corporation Fiscal 2025 Form 10-K F-17

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
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
The following table provides information about contract assets and contract liabilities:

(In thousands)	March 2025	March 2024
Contract assets (a)	$2,448	$2,393
Contract liabilities (b)	78,421	66,130
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the year ended March 2025, the Company recognized $214.8 million of revenue, which included the majority of the contract liability balance at the beginning of the year, and amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied during the year, including order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of March 2025, the Company expects to recognize $64.3 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031.
As of March 2025, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Year Ended March 2025
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$3,103,451	$1,537,927	$658,716	$5,300,094
Direct-to-consumer	2,459,039	1,532,630	150,606	4,142,275
Royalty	13,811	24,735	23,776	62,322
Total	$5,576,301	$3,095,292	$833,098	$9,504,691

Geographic revenues
Americas	$2,450,422	$1,710,070	$673,033	$4,833,525
Europe	2,078,058	1,068,357	102,046	3,248,461
Asia-Pacific	1,047,821	316,865	58,019	1,422,705
Total	$5,576,301	$3,095,292	$833,098	$9,504,691

F-18 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025

	Year Ended March 2024
(In thousands)	Outdoor	Active	Work	Total
Channel revenues
Wholesale	$3,152,260	$1,578,823	$690,934	$5,422,017
Direct-to-consumer	2,330,390	1,919,914	176,284	4,426,588
Royalty	18,749	24,003	24,321	67,073
Total	$5,501,399	$3,522,740	$891,539	$9,915,678

Geographic revenues
Americas	$2,498,520	$1,963,872	$710,366	$5,172,758
Europe	2,080,583	1,145,653	113,420	3,339,656
Asia-Pacific	922,296	413,215	67,753	1,403,264
Total	$5,501,399	$3,522,740	$891,539	$9,915,678

	Year Ended March 2023
(In thousands)	Outdoor	Active	Work	Other	Total
Channel revenues
Wholesale	$3,375,343	$2,081,809	$847,729	$148	$6,305,029
Direct-to-consumer	2,252,958	2,269,970	186,462	—	4,709,390
Royalty	19,225	29,727	25,988	—	74,940
Total	$5,647,526	$4,381,506	$1,060,179	$148	$11,089,359

Geographic revenues
Americas	$2,921,383	$2,602,623	$848,524	$148	$6,372,678
Europe	1,960,485	1,261,060	107,414	—	3,328,959
Asia-Pacific	765,658	517,823	104,241	—	1,387,722
Total	$5,647,526	$4,381,506	$1,060,179	$148	$11,089,359
NOTE 3 — DISCONTINUED OPERATIONS

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.
Supreme
On July 16, 2024, VF entered into a Purchase Agreement with EssilorLuxottica S.A. to sell Supreme for an aggregate base purchase price of $1.500 billion, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses as more fully set forth in the Purchase Agreement. On October 1, 2024, VF completed the sale of Supreme. VF received proceeds of $1.506 billion, net of cash sold, resulting in a final after-tax loss on sale of $126.6 million, which is included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the year ended March 2025. VF used a portion of the net cash proceeds to prepay $1.0 billion of its delayed draw Term Loan ("DDTL") pursuant to the terms of the DDTL Agreement, as amended, which required repayment within ten business days of VF’s receipt of the net cash proceeds from the sale of Supreme, and to repay $450.0 million of commercial paper borrowings upon maturity during the third quarter of Fiscal 2025.
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
The results of Supreme were previously reported in the Active segment. The results of Supreme recorded in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations were a loss of $259.0 million (including a final after-tax loss on sale of $126.6 million and goodwill and intangible asset impairment charges of $145.0 million), income of $49.6 million and a loss of $637.2 million (including goodwill and intangible asset impairment charges of

VF Corporation Fiscal 2025 Form 10-K F-19

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
$735.0 million) for the years ended March 2025, 2024 and 2023, respectively.
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
During the year ended March 2023, VF recorded impairment charges of $394.1 million and $340.9 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively. During the second quarter of Fiscal 2023, VF determined that a triggering event had occurred requiring quantitative analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded impairment charges of $229.0 million and $192.9 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively. During the fourth quarter of Fiscal 2023, in connection with its annual impairment testing, VF performed a quantitative analysis of the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded additional impairment charges of $165.1 million and $148.0 million to the Supreme reporting unit goodwill and indefinite-lived trademark intangible asset, respectively.
Under the terms of a transition services agreement, the Company will provide certain post-closing accounting, tax, treasury, digital technology, supply chain and human resource services on a transitional basis for periods generally up to 12 months from the closing date of the transaction. Under the terms of a secondment agreement, certain employees associated with the Supreme business remained employees of VF and worked exclusively in support of Supreme, and at Supreme's expense, through the end of Fiscal 2025.
Certain corporate overhead costs and segment costs previously allocated to the Supreme brand for segment reporting purposes did not qualify for classification within discontinued operations and have been allocated to continuing operations. In addition, interest expense and the related interest rate swap impact for the DDTL were allocated to discontinued operations due to the requirement within the DDTL Agreement, as amended, that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for Supreme that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Year Ended March

(In thousands)	2025	2024	2023
Revenues	$244,524	$538,989	$523,116
Cost of goods sold	95,529	214,067	222,869
SG&A expenses	109,641	215,049	236,282
Impairment of goodwill and intangible assets	145,000	—	735,009
Interest expense, net (a)	(30,767)	(57,729)	(20,972)
Other income (expense), net	(17)	(908)	(2,487)
Income (loss) from discontinued operations before income taxes	(136,430)	51,236	(694,503)
Loss on the sale of discontinued operations before income taxes	(134,225)	—	—
Total income (loss) from discontinued operations before income taxes	(270,655)	51,236	(694,503)
Income tax expense (benefit)	(11,615)	1,641	(57,353)
Income (loss) from discontinued operations, net of tax	$(259,040)	$49,595	$(637,150)
(a)As noted above, interest expense and the related interest rate swap impact for the DDTL were allocated to discontinued operations.

F-20 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as of March 2024:

(In thousands)	March 2024
Cash and cash equivalents	$18,229
Accounts receivable, net	10,636
Inventories	68,543
Other current assets	18,817
Property, plant and equipment, net	34,894
Intangible assets, net	852,000
Goodwill	815,058
Operating lease right-of-use assets	75,287
Other assets	19,882
Deferred income tax assets (a)	(87,479)
Total assets of discontinued operations	$1,825,867

Accounts payable	$28,651
Accrued liabilities	51,210
Operating lease liabilities	69,554
Other liabilities	2,387
Total liabilities of discontinued operations	$151,802
(a)Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.
NOTE 4 — ACCOUNTS RECEIVABLE

(In thousands)	March 2025	March 2024
Trade	$1,278,382	$1,224,491
Other (including royalty)	75,134	65,207
Total accounts receivable	1,353,516	1,289,698
Less allowance for doubtful accounts	31,853	26,369
Accounts receivable, net	$1,321,663	$1,263,329
NOTE 5 — INVENTORIES

(In thousands)	March 2025	March 2024
Finished products	$1,588,124	$1,658,168
Work-in-process	38,808	39,539
Raw materials	93	116
Total inventories	$1,627,025	$1,697,823

VF Corporation Fiscal 2025 Form 10-K F-21

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
NOTE 6 — OTHER CURRENT ASSETS

(In thousands)	March 2025	March 2024
Prepaid income taxes	$171,597	$170,110
Prepaid expenses	104,124	109,231
Right of return assets	47,815	71,926
Derivative financial instruments (Note 25)	32,290	28,701
Other taxes	28,106	28,079
Investments held for deferred compensation plans (Note 17)	11,900	10,771
Assets held-for-sale	—	55,082
Other	12,196	19,294
Other current assets	$408,028	$493,194
NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 2025	March 2024
Land and improvements	$61,735	$65,886
Buildings and improvements	817,379	846,502
Machinery and equipment	1,006,909	997,458
Property, plant and equipment, at cost	1,886,023	1,909,846
Less accumulated depreciation and amortization	1,165,144	1,120,854
Property, plant and equipment, net	$720,879	$788,992
NOTE 8 — INTANGIBLE ASSETS

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2025
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$262,882	$201,060	$61,822
Indefinite-lived intangible assets:
Trademarks and trade names					1,648,885
Intangible assets, net					$1,710,707

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2024
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$262,084	$187,121	$74,963
Indefinite-lived intangible assets:
Trademarks and trade names					1,701,519
Intangible assets, net					$1,776,482
During the year ended March 2025, VF recorded impairment charges of $51.0 million related to the Dickies indefinite-lived trademark intangible asset as a result of a triggering event during the third quarter of Fiscal 2025. Refer to Note 24 for additional information on fair value measurements.
VF did not record any intangible asset impairment charges in the years ended March 2024 or March 2023.
Amortization expense for the years ended March 2025, 2024 and 2023 was $13.2 million, $13.8 million and $14.1 million, respectively. Estimated amortization expense for the next five fiscal years is $12.2 million, $11.7 million, $10.8 million, $9.8 million and $7.8 million, respectively.

F-22 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment as follows:

(In thousands)	Outdoor	Active	Work	Total
Balance, March 2023	$653,787	$388,401	$113,382	$1,155,570
Impairment charges	(445,757)	—	(61,809)	(507,566)
Foreign currency translation	(2,162)	(413)	(73)	(2,648)
Balance, March 2024	205,868	387,988	51,500	645,356
Impairment charges	(38,242)	—	—	(38,242)
Foreign currency translation	(1,877)	(1,851)	—	(3,728)
Balance, March 2025	$165,749	$386,137	$51,500	$603,386

During the year ended March 2025, VF recorded impairment charges of $38.2 million related to the Icebreaker reporting unit, which is part of the Outdoor segment. The impairment charges were a result of VF's annual impairment testing of goodwill as of the beginning of the fourth quarter of Fiscal 2025. Refer to Note 24 for additional information on fair value measurements.
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
VF did not record any impairment charges in the year ended March 2023 based on the results of its goodwill impairment testing.
Accumulated impairment charges for the Outdoor segment were $807.2 million and $769.0 million as of March 2025 and 2024, respectively. Accumulated impairment charges for the Work segment were $61.8 million as of March 2025 and 2024.
NOTE 10 — LEASES
The assets and liabilities related to operating and finance leases were as follows:

(In thousands)	Location in Consolidated Balance Sheet	March 2025	March 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,262,319	$1,255,074
Finance lease assets	Property, plant and equipment, net	10,584	11,500
Total lease assets		$1,272,903	$1,266,574

Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$308,741	$295,035
Finance lease liabilities	Current portion of long-term debt	1,011	981
Noncurrent
Operating lease liabilities	Operating lease liabilities	1,079,182	1,087,304
Finance lease liabilities	Long-term debt	14,039	15,178
Total lease liabilities		$1,402,973	$1,398,498

VF Corporation Fiscal 2025 Form 10-K F-23

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
The components of lease costs were as follows:

	Year Ended March

(In thousands)	2025	2024	2023
Operating lease cost	$403,734	$410,427	$404,041
Finance lease cost – amortization of right-of-use assets	917	917	917
Finance lease cost – interest on lease liabilities	428	457	486
Short-term lease cost	19,014	25,227	22,126
Variable lease cost	135,721	132,453	117,189
Impairment	—	12,958	—
Gain recognized from sale-leaseback transaction	(17,434)	—	(13,189)
Total lease cost	$542,380	$582,439	$531,570
Supplemental cash flow information related to leases was as follows:

	Year Ended March

(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$420,156	$424,646	$413,139
Operating cash flows – finance leases	428	457	486
Financing cash flows – finance leases	1,109	1,079	1,050
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	374,707	337,980	539,042
Finance leases	—	—	—
Lease terms and discount rates were as follows:

	March 2025	March 2024	March 2023
Weighted average remaining lease term:
Operating leases	6.01 years	6.20 years	6.61 years
Finance leases	11.51 years	12.51 years	13.51 years

Weighted average discount rate:
Operating leases	3.72%	3.34%	2.66%
Finance leases	2.71%	2.71%	2.71%
Maturities of operating and finance lease liabilities for the next five fiscal years and thereafter as of March 2025 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2026	$351,372	$1,408	$352,780
2027	330,398	1,664	332,062
2028	238,244	1,536	239,780
2029	168,331	1,408	169,739
2030	122,382	1,536	123,918
Thereafter	334,103	9,986	344,089
Total lease payments	1,544,830	17,538	1,562,368
Less: present value adjustment	156,907	2,488	159,395
Present value of lease liabilities	$1,387,923	$15,050	$1,402,973
The Company excluded approximately $130.2 million of leases (undiscounted basis) that have not yet commenced. These leases will commence primarily in Fiscal 2026 with lease terms of 2 to 15 years.

F-24 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
NOTE 11 — OTHER ASSETS

(In thousands)	March 2025	March 2024
Deferred income taxes (Note 20)	$575,546	$477,262
Computer software, net of accumulated amortization of: March 2025 - $376,716; March 2024 - $307,097	254,286	287,836
Pension assets (Note 17)	179,596	175,110
Income taxes receivable and prepaid income taxes	78,934	42,993
Investments held for deferred compensation plans (Note 17)	67,744	86,623
Other investments	38,486	39,764
Deposits	33,624	32,704
Partnership stores and shop-in-shop costs, net of accumulated amortization of: March 2025 - $93,689; March 2024 - $90,987	30,966	26,336
Derivative financial instruments (Note 25)	2,081	3,847
Other	32,884	37,995
Other assets	$1,294,147	$1,210,470
NOTE 12 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date), are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At March 2025 and 2024, the accounts payable line item in VF's Consolidated Balance Sheets included total outstanding obligations of $481.7 million and $485.0 million, respectively, due to suppliers that are eligible to participate in the SCF program.
The following table presents a rollforward of total outstanding obligations due to suppliers that are eligible to participate in the SCF program:

(In thousands)
Balance, March 2024	$484,983
Invoices confirmed during the year	3,117,901
Confirmed invoices paid during the year	(3,121,334)
Impact of foreign currency	102
Balance, March 2025	$481,652
NOTE 13 — SHORT-TERM BORROWINGS

(In thousands)	March 2025	March 2024
Commercial paper borrowings	$—	$250,000
International borrowing arrangements	11,916	13,938
Short-term borrowings	$11,916	$263,938

VF maintains a $2.25 billion senior unsecured revolving line of credit (the "Global Credit Facility") that expires in November 2026. VF may request an unlimited number of one-year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions; however, granting of any extension is at the discretion of the lenders. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the

VF Corporation Fiscal 2025 Form 10-K F-25

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. There were no borrowings under the Global Credit Facility during the years ended March 2025 and 2024. Any borrowings under the Global Credit Facility would currently be priced at a credit spread of 130 basis points over the appropriate benchmark interest rate based on the forward-looking secured overnight financing rate ("Term SOFR") or the Euro Interbank Offer Rate ("EURIBOR"), plus a credit spread adjustment of 30 basis points for Term SOFR, based on the agreement as amended in August 2024. VF is also required to pay a facility fee to the lenders, currently equal to 20 basis points of the committed amount of the facility. The credit spread and facility fee are subject to adjustment based on VF’s credit ratings. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, as defined in the agreement as amended in May 2025. The calculation of consolidated net indebtedness is net of unrestricted cash and cash equivalents and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreement. The covenant calculation also excludes operating lease liabilities. The agreement requires the pledge of certain assets of VF and certain of its subsidiaries pursuant to the agreement .Additionally, the amended agreement restricts the total amount of cash dividends and share repurchases to $500.0 million annually, on a calendar-year basis. The consolidated net indebtedness to consolidated net capitalization ratio financial covenant, as of the last day of any fiscal quarter, cannot be greater than 0.70 to 1.00 through the last day of the fiscal quarter ended on or about September 30, 2024, then 0.65 to 1.00 through the last day of the fiscal quarter ending on or about September 30, 2025, and 0.60 to 1.00 thereafter. As of March 2025, VF was in compliance with all covenants.
The Global Credit Facility also supports VF’s global commercial paper program for short-term, seasonal working capital requirements and general corporate purposes. VF’s global commercial paper program allows for borrowings of up to $2.25 billion to the extent it has borrowing capacity under the Global Credit Facility. Based on VF's current ratings, there is no active market for commercial paper. As of March 2025, there were no U.S. commercial paper borrowings. Outstanding U.S. commercial paper borrowings totaled $250.0 million at March 2024 and had a weighted average interest rate of 6.4%. As of both March 2025 and 2024, there were no outstanding euro commercial paper borrowings. The euro commercial paper borrowing program was terminated in January 2025. The Global Credit Facility also had $0.6 million of outstanding standby letters of credit issued on behalf of VF as of March 2025 and 2024, leaving approximately $2.2 billion and $2.0 billion as of March 2025 and 2024, respectively, available for borrowing against this facility, subject to applicable financial covenants.
VF has $90.4 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $11.9 million and $13.9 million at March 2025 and 2024, respectively. Borrowings under these arrangements had a weighted average interest rate of 43.8% and 51.6% at March 2025 and 2024, respectively.
NOTE 14 — ACCRUED LIABILITIES

(In thousands)	March 2025	March 2024
Current portion of operating lease liabilities (Note 10)	$308,741	$295,035
Customer discounts and allowances	239,980	270,272
Compensation	161,811	124,632
Other taxes	135,361	138,710
Income taxes	96,040	110,632
Contract liabilities (Note 2)	78,421	66,130
Restructuring (Note 27)	64,852	52,294
Interest	37,297	46,398
Freight, duties and postage	36,150	31,732
Derivative financial instruments (Note 25)	19,810	35,578
Insurance	13,556	16,621
Product warranty claims (Note 16)	12,928	12,893
Deferred compensation (Note 17)	11,900	10,771
Advertising	11,335	8,775
Pension liabilities (Note 17)	6,899	6,597
Other	120,707	96,912
Accrued liabilities	$1,355,788	$1,323,982

F-26 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
NOTE 15 — LONG-TERM DEBT

(In thousands)	March 2025	March 2024
DDTL Agreement, due December 2024	$—	$999,740
2.400% notes, due April 2025 ("2025 notes")	—	748,385
4.125% notes, due March 2026 ("2026 notes")	539,568	536,553
2.800% notes, due April 2027 ("2027 notes")	498,465	497,713
0.250% notes, due February 2028 ("2028 notes")	538,345	535,849
4.250% notes, due March 2029 ("2029 notes")	537,115	534,690
2.950% notes, due April 2030 ("2030 notes")	745,748	744,986
0.625% notes, due February 2032 ("2032 notes")	534,261	531,760
6.000% notes, due October 2033 ("2033 notes")	272,650	272,255
6.450% notes, due November 2037 ("2037 notes")	285,027	284,915
Finance leases	15,050	16,159
Total long-term debt	3,966,229	5,703,005
Less current portion	540,579	1,000,721
Long-term debt, due beyond one year	$3,425,650	$4,702,284
Term Debt Facility
In August 2022, the Company entered into the DDTL Agreement. Under the DDTL Agreement, the lenders agreed to provide up to three separate delayed draw term loans (each, a "Delayed Draw”) to the Company in an aggregate principal amount of up to $1.0 billion (which may be increased to $1.1 billion subject to the terms and conditions of the DDTL Agreement).
Interest on the borrowings under the DDTL Agreement were generally at Term SOFR, plus a 10 basis point credit spread adjustment, plus a margin. The margin ranged from 0.70% to 0.875% per annum based on the Company’s credit ratings. The Company was permitted at any time to prepay outstanding Delayed Draws without premium or penalty.
During the third quarter of Fiscal 2023, VF completed two draws under the DDTL Agreement totaling $1.0 billion, all of which matured in December 2024. In connection with the draws, VF elected a base rate of one-month Term SOFR. The weighted average interest rate at March 2024 was 6.30%.
The DDTL Agreement was subject to restrictive covenants as defined in the amendment as of August 2024.
On October 4, 2024, VF made an aggregate $1.0 billion prepayment of the DDTL using the net cash proceeds from the sale of Supreme, pursuant to the terms of the DDTL Agreement, as amended.
Senior Notes
Redemption and Maturity
In March 2025, VF completed an early redemption of $750.0 million in aggregate principal amount of its outstanding 2.400% Senior Notes due in April 2025. The redemption price was equal to 100% of the principal amount of the Notes to be redeemed.
In September 2023, VF repaid €850.0 million ($907.1 million) in aggregate principal amount of its outstanding 0.625% Senior
Notes due in September 2023, in accordance with the terms of the notes.
Other Information
All notes, along with any amounts outstanding under the Global Credit Facility (Note 13), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. As of March 2025, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest. The change of control provision applies to all notes, except for the 2033 notes.
VF may redeem its notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 15 basis points for the 2028, 2032 and 2033 notes, 25 basis points for the 2026 and 2037 notes, 30 basis points for the 2029 notes and 40 basis points for the 2027 and 2030 notes, plus accrued interest to the redemption date. In addition, the 2029, 2030 and 2032 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity, the 2027 and 2028 notes can be redeemed at 100% of the principal

VF Corporation Fiscal 2025 Form 10-K F-27

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
amount plus accrued interest to the redemption date within two months prior to maturity and the 2026 note can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within one month prior to maturity.
The 2027 and 2030 notes have a principal balance of $500.0 million and $750.0 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2027 and 2030 notes is recorded at an effective annual interest rate of 2.953% and 3.071%, respectively.
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
The scheduled payments of long-term debt, excluding finance leases (Note 10), at the end of Fiscal 2025 for the next five fiscal years and thereafter are summarized as follows:

(In thousands)	Notes and Other
2026	$541,031
2027	—
2028	1,041,037
2029	541,000
2030	—
Thereafter	1,854,926
3,977,994
Less unamortized debt discount	12,306
Less unamortized debt issuance costs	14,509
Total long-term debt	3,951,179
Less current portion	539,568
Long-term debt, due beyond one year	$3,411,611
NOTE 16 — OTHER LIABILITIES

(In thousands)	March 2025	March 2024
Income taxes	$417,186	$355,576
Pension liabilities (Note 17)	77,688	78,628
Deferred compensation (Note 17)	63,007	81,103
Product warranty claims	49,885	48,373
Deferred income taxes (Note 20)	14,551	9,972
Derivative financial instruments (Note 25)	10,193	4,656
Other	54,982	57,782
Other liabilities	$687,492	$636,090

F-28 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
VF accrues warranty costs, as cost of goods sold, at the time revenue is recognized. Product warranty costs are estimated based on historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Activity relating to accrued product warranty claims is summarized as follows:

	Year Ended March

(In thousands)	2025	2024	2023
Balance, beginning of year	$61,266	$52,419	$53,487
Accrual for products sold during the year	14,053	22,555	11,086
Repair or replacement costs incurred and other	(12,516)	(13,658)	(12,024)
Currency translation	10	(50)	(130)
Balance, end of year	62,813	61,266	52,419
Less current portion (Note 14)	12,928	12,893	11,308
Long-term portion	$49,885	$48,373	$41,111
NOTE 17 — RETIREMENT AND SAVINGS BENEFIT PLANS

VF has various retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.
Defined Benefit Pension Plans
Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors a noncontributory qualified defined benefit pension plan covering most full-time U.S. employees employed before 2005 (the “U.S. qualified plan”) and an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (the “U.S. nonqualified plan”). VF was in a net funded status at the end of Fiscal 2025. The U.S.
qualified plan is fully funded and the majority of underfunded amounts relate to obligations under the unfunded U.S. nonqualified plan. As of December 31, 2018, the U.S. qualified plan and the U.S. nonqualified plan were frozen for all future benefit accruals. The U.S. qualified and nonqualified plans comprise 85% of VF’s total defined benefit plan assets and 80% of VF’s total projected benefit obligations at March 2025, and the remainder relates to non-U.S. defined benefit plans. A March 31 measurement date is used to value plan assets and obligations for all pension plans.
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
The components of pension cost for VF’s defined benefit plans were as follows:

	Year Ended March

(In thousands)	2025	2024	2023
Service cost — benefits earned during the period	$9,796	$8,924	$10,632
Interest cost on projected benefit obligations	46,789	47,079	44,732
Expected return on plan assets	(61,225)	(63,569)	(63,157)
Settlement charges	—	3,538	93,731
Curtailments	(936)	—	—
Amortization of deferred amounts:
Net deferred actuarial losses	20,205	16,656	16,395
Deferred prior service credits	(589)	(541)	(453)
Net periodic pension cost	$14,040	$12,087	$101,880
Weighted average actuarial assumptions used to determine pension cost:
Discount rate in effect for determining service cost	2.05%	2.50%	1.42%
Discount rate in effect for determining interest cost	4.59%	4.85%	4.09%
Expected long-term return on plan assets	5.90%	5.99%	5.24%
Rate of compensation increase (a)	2.15%	2.19%	1.95%
(a)Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.

VF Corporation Fiscal 2025 Form 10-K F-29

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
VF recorded $0.9 million in curtailment gains in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2025, related to employee exits from an international plan resulting from restructuring actions.
VF recorded $3.5 million and $1.9 million of settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the years ended March 2024 and 2023, respectively. These settlement charges related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the U.S. nonqualified plan.
Additionally, in the year ended March 2023, VF entered into an agreement with The Prudential Insurance Company of America
(“Prudential”) to purchase an irrevocable group annuity contract relating to approximately $330.0 million of the U.S. qualified plan obligations. The transaction closed on June 30, 2022 and was funded entirely by existing assets of the plan. Under the group annuity contract, Prudential assumed responsibility for benefit payments and annuity administration for approximately 17,700 retirees and beneficiaries. The transaction did not change the amount or timing of monthly retirement benefit payments. VF recorded a $91.8 million settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations during the year ended March 2023 to recognize the related deferred actuarial losses in accumulated OCL.
The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each period, and the funded status at the end of each period:

(In thousands)	March 2025	March 2024
Fair value of plan assets, beginning of period	$1,085,242	$1,111,710
Actual return on plan assets	33,976	17,332
VF contributions	15,478	30,167
Participant contributions	5,469	5,447
Benefits paid	(66,132)	(81,150)
Currency translation	2,982	1,736
Fair value of plan assets, end of period	1,077,015	1,085,242
Projected benefit obligations, beginning of period	995,357	1,021,333
Service cost	9,796	8,924
Interest cost	46,789	47,079
Participant contributions	5,469	5,447
Actuarial gain	(12,184)	(7,518)
Benefits paid	(66,132)	(81,150)
Plan amendments	129	(489)
Curtailments	(781)	—
Currency translation	3,563	1,731
Projected benefit obligations, end of period	982,006	995,357
Funded status, end of period	$95,009	$89,885

F-30 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
Pension benefits are reported in the Consolidated Balance Sheets as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

(In thousands)	March 2025	March 2024
Amounts included in Consolidated Balance Sheets:
Other assets (Note 11)	$179,596	$175,110
Accrued liabilities (Note 14)	(6,899)	(6,597)
Other liabilities (Note 16)	(77,688)	(78,628)
Funded status	$95,009	$89,885
Accumulated other comprehensive loss, pretax:
Net deferred actuarial losses	$256,027	$260,512
Net deferred prior service credits	(3,666)	(4,290)
Total accumulated other comprehensive loss, pretax	$252,361	$256,222
Accumulated benefit obligations	$963,373	$976,120
Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	5.05%	4.94%
Rate of compensation increase (a)	1.98%	2.11%
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
Deferred actuarial gains and losses are changes in the amount of either the benefit obligation or the value of plan assets resulting from differences between expected amounts for a year using actuarial assumptions and the actual results for that year. These amounts are deferred as a component of accumulated OCL and amortized to pension cost in future years. For the U.S. qualified plan, amounts in excess of 20% of projected benefit obligations at the beginning of the year are amortized over five years; amounts between (i) 10% of the greater of projected benefit obligations or plan assets, and (ii) 20% of projected benefit obligations, are amortized over the expected average life expectancy of all participants; and amounts less than the greater of 10% of projected benefit obligations or plan assets are not amortized. For the U.S. nonqualified plan, amounts in excess of 10% of the pension benefit obligations are amortized on a straight-line basis over the expected average life expectancy of all participants.
Deferred prior service credits related to plan amendments are also recorded in accumulated OCL and amortized to pension cost on a straight-line basis over the average remaining years of service for active employees.
The following provides information for VF's defined benefit plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

(In thousands)	March 2025	March 2024
Projected benefit obligations	$190,404	$183,329
Accumulated benefit obligations	171,771	164,092
Fair value of plan assets	105,817	98,104
The net amount of projected benefit obligations and plan assets for underfunded defined benefit plans was $84.6 million and $85.2 million as of March 2025 and 2024, respectively, and was reported in accrued liabilities and other liabilities in the Consolidated Balance Sheets.

VF Corporation Fiscal 2025 Form 10-K F-31

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
Management’s investment objectives are to invest plan assets in a diversified portfolio of securities to provide long-term growth, minimize the volatility of the value of plan assets relative to plan liabilities, and to ensure plan assets are sufficient to pay the benefit obligations. Investment strategies focus on diversification among multiple asset classes, a balance of long-term investment return at an acceptable level of risk and liquidity to meet benefit payments. The primary objective of the investment strategies is to more closely align plan assets with plan liabilities by utilizing dynamic asset allocation targets dependent upon changes in the plan’s funded ratio, capital market expectations and risk tolerance. The majority of the Company's plan assets relate to the U.S. qualified plan, which are 100% positioned in liability-hedging asset classes, primarily in fixed-income investments.
Plan assets, across all plans, are primarily composed of common collective trust funds that invest in liquid securities diversified across equity, fixed-income and other asset classes.
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
The fair value of investments held by VF’s defined benefit plans at March 2025 and March 2024, by asset class, is summarized below. Refer to Note 24 for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2025
Plan assets
Cash equivalents	$16,716	$16,716	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	2	—	2	—
Insurance contracts	111,992	—	111,992	—
Futures contracts	1,900	1,900	—	—
Total plan assets in the fair value hierarchy	130,610	$18,616	$111,994	$—
Plan assets measured at net asset value
Cash equivalents	121,450
Equity securities:
Domestic	5,109
International	27,324
Fixed income securities:
Corporate and international bonds	784,724
Alternative investments	7,798
Total plan assets measured at net asset value	946,405
Total plan assets	$1,077,015

F-32 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025

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
Equity and fixed-income securities generally represent institutional funds measured at their daily net asset value derived from quoted prices of the underlying investments. Alternative investments as of March 2024 were primarily in fund of hedge funds ("FoHFs"), which were comprised of different and independent hedge funds with various investment strategies. The administrators of the FoHFs utilized unobservable inputs to calculate the net asset value of the FoHFs on a monthly basis. As the U.S. plan further de-risked its investment strategy during Fiscal 2025, FoHFs were redeemed with investments reallocated to liability hedging assets. As of March 2025, alternative investments are primarily investments in gold, insurance-linked securities and derivatives.
VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF does not currently plan to make any contributions to the U.S. qualified plan during Fiscal 2026, and intends to make approximately $16.5 million of contributions to its other defined benefit plans during Fiscal 2026. The estimated future benefit payments for all of VF’s defined benefit plans, are approximately $67.9 million in Fiscal 2026, $70.0 million in Fiscal 2027, $70.8 million in Fiscal 2028, $71.5 million in Fiscal 2029, $72.4 million in Fiscal 2030 and $362.9 million for Fiscal 2031 through 2035.
Other Retirement and Savings Plans
VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $0.3 million, $0.4 million and $0.8 million in the years ended March 2025, 2024 and 2023, respectively. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At March 2025, VF’s liability to participants under all deferred compensation plans was $74.9 million, of which $11.9 million was recorded in accrued liabilities (Note 14) and $63.0 million was recorded in other liabilities (Note 16).
VF has purchased (i) publicly traded mutual funds in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities, and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and

VF Corporation Fiscal 2025 Form 10-K F-33

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At March 2025, the value of investments held for all deferred compensation plans was $79.6 million, of which $11.9 million was recorded in other current assets (Note 6) and $67.7 million was recorded in other assets (Note 11). Realized and unrealized gains and losses on these deferred compensation assets are recorded in compensation expense in the Consolidated Statements of Operations and substantially offset losses and gains resulting from changes in deferred compensation liabilities to participants.
VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled $40.8 million, $42.2 million and $41.4 million in the years ended March 2025, 2024 and 2023, respectively.
NOTE 18 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Common Stock
During the years ended March 2025, 2024 and 2023, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of March 2025, 2024 or 2023. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings (accumulated deficit).
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

(In thousands)	March 2025	March 2024
Foreign currency translation and other	$(821,189)	$(868,439)
Defined benefit pension plans	(180,047)	(182,333)
Derivative financial instruments	23,496	(13,559)
Accumulated other comprehensive loss	$(977,740)	$(1,064,331)
The changes in accumulated OCL, net of related taxes, were as follows:

(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2022	$(751,632)	$(230,290)	$55,343	$(926,579)
Other comprehensive income (loss) before reclassifications	(108,019)	(18,596)	44,979	(81,636)
Amounts reclassified from accumulated other comprehensive loss	—	81,194	(92,497)	(11,303)
Net other comprehensive income (loss)	(108,019)	62,598	(47,518)	(92,939)
Balance, March 2023	(859,651)	(167,692)	7,825	(1,019,518)
Other comprehensive income (loss) before reclassifications	(8,788)	(28,939)	(6,443)	(44,170)
Amounts reclassified from accumulated other comprehensive loss	—	14,298	(14,941)	(643)
Net other comprehensive income (loss)	(8,788)	(14,641)	(21,384)	(44,813)
Balance, March 2024	(868,439)	(182,333)	(13,559)	(1,064,331)
Other comprehensive income (loss) before reclassifications	(28,043)	(11,630)	10,028	(29,645)
Amounts reclassified from accumulated other comprehensive loss	75,293	13,916	27,027	116,236
Net other comprehensive income (loss)	47,250	2,286	37,055	86,591
Balance, March 2025	$(821,189)	$(180,047)	$23,496	$(977,740)

F-34 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
Reclassifications out of accumulated OCL were as follows:

(In thousands)	Affected Line Item in the Consolidated Statements of Operations	Year Ended March
Details About Accumulated Other Comprehensive Loss Components

		2025	2024	2023
Losses on foreign currency translation and other:
Sale of Supreme	Income (loss) from discontinued operations, net of tax (a)	$(75,293)	$—	$—
Total before tax		(75,293)	—	—
Income tax effect		—	—	—
Net of tax		(75,293)	—	—
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(20,205)	(16,656)	(16,395)
Deferred prior service credits	Other income (expense), net	589	541	453
Pension curtailment gains and settlement charges	Other income (expense), net	936	(3,538)	(93,731)
Total before tax		(18,680)	(19,653)	(109,673)
Income tax effect		4,764	5,355	28,479
Net of tax		(13,916)	(14,298)	(81,194)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Revenues	(29,941)	(5,004)	(6,843)
Foreign exchange contracts	Cost of goods sold	(3,192)	15,703	120,438
Foreign exchange contracts	SG&A expenses	(518)	3,437	6,695
Foreign exchange contracts	Other income (expense), net	(1,688)	(253)	(10,365)
Interest rate contracts	Interest expense	445	108	108
Interest rate contracts	Income (loss) from discontinued operations, net of tax	2,299	4,130	127
Total before tax		(32,595)	18,121	110,160
Income tax effect		5,568	(3,180)	(17,663)
Net of tax		(27,027)	14,941	92,497
Total reclassifications for the period, net of tax		$(116,236)	$643	$11,303
(a)Foreign currency translation losses related to Supreme were included in the carrying value of the disposal group used in determining the estimated loss on sale recorded during the second quarter of Fiscal 2025. Upon completion of the sale of Supreme on October 1, 2024, these amounts were reclassified out of accumulated OCL into the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations for the year ended March 2025 and offset against the derecognition of the previously recorded allowance on the disposal group.
NOTE 19 — STOCK-BASED COMPENSATION

Pursuant to the amended and restated 1996 Stock Compensation Plan approved by stockholders, VF is authorized to grant nonqualified stock options, restricted stock units (“RSUs”), stock units and restricted stock to officers, key employees and nonemployee members of VF’s Board of Directors. Substantially all stock-based compensation awards are classified as equity awards, which are accounted for in stockholders’ equity in the Consolidated Balance Sheets. On a limited basis, cash-settled stock appreciation rights and RSUs are granted to employees in certain international jurisdictions. These awards are accounted for as liabilities in the Consolidated Balance Sheets and remeasured to fair value each reporting period until the awards are settled. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. Awards that do not vest are forfeited.

VF Corporation Fiscal 2025 Form 10-K F-35

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Operations, on a continuing operations basis, are as follows:

	Year Ended March

(In thousands)	2025	2024	2023
Stock-based compensation cost	$73,247	$57,829	$40,040
Income tax benefits	16,299	12,849	9,072

At the end of March 2025, there was $83.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1.5 years.
At the end of March 2025, there were 38,032,793 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock.

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
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

	Year Ended March

	2025	2024	2023
Expected volatility	37% to 53%	33% to 54%	30% to 46%
Weighted average expected volatility	47%	42%	39%
Expected term (in years)	5.5 to 7.3	5.9 to 7.8	6.0 to 7.8
Weighted average dividend yield	2.2%	3.7%	2.9%
Risk-free interest rate	3.80% to 5.43%	3.80% to 5.50%	1.53% to 4.89%
Weighted average fair value at date of grant	$5.31	$5.74	$13.46

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
Stock option activity for the year ended March 2025 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, March 2024	13,034,540	$45.04
Granted	6,580,674	13.30
Exercised	(174,882)	17.86
Forfeited/cancelled	(2,359,894)	47.14
Outstanding, March 2025	17,080,438	$32.80	7.2	$17,174
Exercisable, March 2025	7,584,683	$53.51	5.3	$102

F-36 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
The total fair value of stock options that vested during the years ended March 2025, 2024 and 2023 was $22.9 million, $21.8 million and $23.2 million, respectively. The total intrinsic value of stock options exercised during the years ended March 2025, 2024 and 2023, was $0.9 million, $0.0 million and $0.4 million, respectively.

Restricted Stock Units and Stock Units

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
For performance-based RSUs granted in Fiscal 2025, the financial targets are based on the average, for the three years of the performance cycle, of the annual levels of achievement of VF's total revenue, weighted 50%, and the average, for the three years of the performance cycle, of the annual levels of achievement of VF's gross margin, weighted 50%. Furthermore, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's TSR over the three-year period compares to the TSR for companies included in the Standard & Poor's 600 Consumer Discretionary Sector Index, resulting in a maximum payout of 225% of the target award. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $2.05 per share.
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
VF also grants nonperformance-based RSUs to employees as part of its stock compensation program and nonperformance-based stock units to nonemployee members of the Board of Directors. Each nonperformance-based RSU or stock unit entitles the holder to one share of VF Common Stock. The employee nonperformance-based RSUs generally vest over periods of up to four years from the date of grant. The stock units granted to nonemployee members of the Board of Directors vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant.
Dividend equivalents on the RSUs and stock units accrue without compounding and are payable in additional shares of VF Common Stock when the RSUs vest or stock units are settled. Dividend equivalents are subject to the same risk of forfeiture as the RSUs.
RSU and stock unit activity for the year ended March 2025 is summarized as follows:

	Performance-based		Nonperformance-based
	Number Outstanding (a)	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, March 2024	1,132,322	$40.14	4,305,296	$24.68
Granted	1,544,680	16.61	3,684,775	17.13
Issued as Common Stock	—	—	(980,773)	37.79
Forfeited/cancelled	(275,230)	86.13	(997,448)	19.91
Outstanding, March 2025	2,401,772	$19.60	6,011,850	$18.70
Vested, March 2025	840,579	$23.98	329,772	$20.58
(a)Reflects activity at target level of awards and has not been adjusted for performance and market conditions, except for awards issued during the period.

The weighted average fair value of performance-based RSUs granted during the years ended March 2025, 2024 and 2023 was $16.61, $18.29 and $45.23 per share, respectively, based on the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2025 was $37.7 million. Awards earned and vested for the three-year performance period ended in March 2024 and distributed in early Fiscal 2025 totaled zero shares of VF
Common Stock having a value of $0.0 million. Similarly, 13,033 shares of VF Common Stock having a value of $0.3 million were earned for the performance period ended in March 2023 and distributed in early Fiscal 2024.
The weighted average fair value of nonperformance-based RSUs and stock units granted during the years ended March 2025, 2024 and 2023 was $17.13, $17.09 and $38.31 per share,

VF Corporation Fiscal 2025 Form 10-K F-37

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2025 was $94.3 million.

Restricted Stock

VF grants restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the fair market value of VF Common Stock at the grant date, is recognized ratably over the vesting period. Restricted shares vest over periods of up to four years from the date of grant. Dividends accumulate in the form of additional restricted shares and are subject to the same risk of forfeiture as the restricted stock. Restricted stock activity during Fiscal 2025 included vesting of the remaining portion of the shares of VF Common Stock deposited in escrow in connection with the Supreme acquisition.
Restricted stock activity for the year ended March 2025 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, March 2024	263,083	$65.90
Granted	—	—
Dividend equivalents	737	14.99
Vested	(214,363)	77.35
Forfeited	(37,844)	47.22
Nonvested shares, March 2025	11,613	$71.43

Nonvested shares of restricted stock had a market value of $0.2 million at the end of March 2025. The market value of the shares that vested during the years ended March 2025, 2024 and 2023 was $4.0 million, $4.7 million and $11.1 million, respectively.
NOTE 20 — INCOME TAXES
The provision for income taxes was computed based on the following amounts of income (loss) from continuing operations before income taxes:

	Year Ended March

(In thousands)	2025	2024	2023
Domestic	$(633,126)	$(948,501)	$(338,638)
Foreign	778,287	663,580	1,076,428
Income (loss) from continuing operations before income taxes	$145,161	$(284,921)	$737,790
The provision for income taxes consisted of:

	Year Ended March

(In thousands)	2025	2024	2023
Current:
Federal	$11,355	$235,262	$(117,057)
Foreign	141,175	747,859	102,394
State	11,851	134,351	(15,722)
	164,381	1,117,472	(30,385)
Deferred:
Federal and state	(65,807)	(305,058)	(339)
Foreign	(22,737)	(78,858)	12,780
	(88,544)	(383,916)	12,441
Income tax expense (benefit)	$75,837	$733,556	$(17,944)

F-38 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense (benefit) reported in the consolidated financial statements are as follows:

	Year Ended March

(In thousands)	2025	2024	2023
Tax at federal statutory rate	$30,484	$(59,834)	$154,936
State income taxes, net of federal tax benefit	(5,075)	(27,734)	(13,372)
Foreign rate differences	51,422	64,134	(55,145)
Tax reform	—	—	(94,877)
Tax litigation	(7,901)	691,053	—
Goodwill impairment	1,154	55,076	—
Stock compensation	4,230	3,908	2,304
Interest on tax receivable	—	11,972	(11,972)
Other	1,523	(5,019)	182
Income tax expense (benefit)	$75,837	$733,556	$(17,944)

Income tax expense (benefit) includes tax benefits of $16.5 million, $34.7 million and $10.6 million in the years ended March 2025, 2024 and 2023, respectively, from other favorable audit outcomes on certain tax matters and from expiration of statutes of limitations. Income tax expense (benefit) in the year ended March 2023 also includes a $94.9 million favorable adjustment to VF’s transition tax liability under the U.S. Tax Act pursuant to the Internal Revenue Service ("IRS") examinations for tax year 2017 and short-tax year 2018.
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
In addition, VF has been granted a lower effective income tax rate on taxable earnings in one foreign jurisdiction that expired at the end of March 2025. This lower rate, when compared with the jurisdiction's statutory rate, resulted in income tax reductions of $48.5 million ($0.12 per diluted share) in the year ended March 2025, $44.2 million ($0.11 per diluted share) in the year ended March 2024 and $57.8 million ($0.15 per diluted share) in the year ended March 2023.

VF Corporation Fiscal 2025 Form 10-K F-39

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
Deferred income tax assets and liabilities consisted of the following:

(In thousands)	March 2025	March 2024
Deferred income tax assets:
Inventories	$46,180	$75,760
Depreciation and capitalized research and development	31,539	13,514
Deferred compensation	16,985	19,719
Stock compensation	25,403	25,061
Operating lease liabilities	332,825	337,614
Other employee benefits	—	1,039
Other accrued expenses	125,387	117,227
Interest expense limitation carryforward	186,258	143,077
Capital loss carryforwards	266,865	153,789
Operating loss and credit carryforwards	432,049	556,465
Gross deferred income tax assets	1,463,491	1,443,265
Valuation allowances	(531,028)	(436,047)
Net deferred income tax assets	932,463	1,007,218
Deferred income tax liabilities:
Intangible assets	27,456	13,700
Operating lease right-of-use assets	301,672	307,608
Other employee benefits	5,691	—
Outside basis difference in subsidiaries	35,432	216,192
Other deferred tax liabilities	1,217	2,428
Deferred income tax liabilities	371,468	539,928
Net deferred income tax assets (liabilities)	$560,995	$467,290
Amounts included in the Consolidated Balance Sheets:
Other assets (Note 11)	$575,546	$477,262
Other liabilities (Note 16)	(14,551)	(9,972)
	$560,995	$467,290

At the end of Fiscal 2025, the Company is not asserting indefinite reinvestment with regards to short-term liquid assets of its foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested. The Company has not determined the deferred tax liability associated with these undistributed earnings and basis differences, as such determination is not practicable.
VF has potential tax benefits totaling $301.7 million for foreign operating loss carryforwards, of which $81.6 million have an unlimited carryforward life. There are $266.9 million of potential tax benefits for capital loss carryforwards that begin to expire in 2027 and $55.1 million of foreign tax credit carryforwards that begin to expire in 2030 and $9.4 million of general business credit carryforwards that begin to expire in 2044. Additionally, there are $65.8 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2026 and 2055.
A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $215.3 million for available foreign operating loss carryforwards, $238.2 million for available capital loss carryforwards, $55.1 million for foreign tax credit carryforwards, and $22.4 million for available state operating loss and credit carryforwards. During Fiscal 2025, VF had a net increase in valuation allowances of $87.9 million related to capital loss carryforwards, a net increase of $6.4 million related to foreign tax credit carryforwards, a net increase of $4.2 million related to state operating loss and credit carryforwards and a decrease of $3.5 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects.
The realization of a significant portion of the Company’s net deferred tax assets is dependent on future U.S. pre-tax earnings. The Company has experienced pre-tax losses in the U.S. over the last three fiscal years, including a portion of the costs associated with its Reinvent turnaround program. One of the initial priorities of Reinvent is to improve North America results. While there can be no assurances that this program will be effective, the Company has a history of pre-tax income in the U.S. and we believe that it is more likely than not the Company will realize the benefits of existing deferred tax assets, net of valuation allowances.

F-40 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, March 2022	$335,662	$68,298	$403,960
Additions for current year tax positions	22,319	—	22,319
Additions for prior year tax positions	13,324	20,577	33,901
Reductions for prior year tax positions	(3,747)	(951)	(4,698)
Reductions due to statute expirations	(15,369)	(1,699)	(17,068)
Payments in settlement	(3,847)	(1,608)	(5,455)
Currency translation	(172)	(10)	(182)
Balance, March 2023	348,170	84,607	432,777
Additions for current year tax positions	15,982	—	15,982
Additions for prior year tax positions (a)	165,426	78,133	243,559
Reductions for prior year tax positions	(36,943)	(3,809)	(40,752)
Reductions due to statute expirations	(1,436)	(383)	(1,819)
Payments in settlement (b)	(210,874)	(74,659)	(285,533)
Currency translation	(11)	(4)	(15)
Balance, March 2024	280,314	83,885	364,199
Additions for current year tax positions	17,978	—	17,978
Additions for prior year tax positions	36,190	27,372	63,562
Reductions for prior year tax positions	(15,135)	(755)	(15,890)
Reductions due to statute expirations	(530)	(520)	(1,050)
Payments in settlement	(914)	(91)	(1,005)
Decrease due to divestiture	(472)	(72)	(544)
Currency translation	(21)	(16)	(37)
Balance, March 2025	$317,410	$109,803	$427,213
(a)The year ended March 2024 includes an increase due to uncertainty in the application of court decisions upheld upon appeal.
(b)The year ended March 2024 includes a settlement with the tax authorities related to intellectual property transfers completed in a prior period.

(In thousands)	March 2025	March 2024
Amounts included in the Consolidated Balance Sheets (a):
Unrecognized income tax benefits, including interest and penalties	$427,213	$364,199
Less deferred tax benefits	101,618	61,368
Total unrecognized tax benefits	$325,595	$302,831
(a)Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.

The unrecognized tax benefits of $325.6 million at the end of Fiscal 2025, if recognized, would reduce the annual effective tax rate.
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

VF Corporation Fiscal 2025 Form 10-K F-41

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
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
In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that VF’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on VF’s consolidated financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $26.2 million within the next 12 months due to settlement of audits and expiration of statutes of limitations of which $23.2 million would reduce income tax expense.
NOTE 21 — REPORTABLE SEGMENT INFORMATION

VF's President and Chief Executive Officer is the Company's CODM. The Company's individual global brands have been determined to be operating segments. The operating segments have been evaluated and combined into reportable segments because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. Based on this assessment, the Company's reportable segments have been identified as: Outdoor, Active and Work.
Below is a description of VF's reportable segments and the brands included within each:

REPORTABLE SEGMENT	BRANDS
Outdoor - Outdoor apparel, footwear and equipment	The North Face®
Timberland®
Altra®
Smartwool®
Icebreaker®
Active - Active apparel, footwear and accessories	Vans®
Kipling®
Napapijri®
Eastpak®
JanSport®
Work - Performance and lifestyle workwear apparel and footwear	Dickies®
Timberland PRO®
Other - included in the table below for purposes of reconciliation of revenues and profit for the year ended March 2023, but it is not considered a reportable segment. Other primarily includes sourcing activities related to transition services.

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders. In doing so, it evaluates whether changes may need to be made to our internal reporting structure to better support and assess the operations of our business going forward. If changes are made, we will assess the resulting effect, if any, on our reportable segments, operating segments and reporting units.
The primary financial measures used by the CODM to assess performance and allocate resources to VF's segments are segment revenues and segment profit. Segment profit comprises the operating income and other income (expense), net line items of each segment. Segment revenues and segment profit are regularly reviewed by the CODM and compared against historical results, forecast and budget information in order to make decisions about how to allocate capital and other resources to each segment.
Accounting policies used for internal management reporting at the individual segments are consistent with those in Note 1. Corporate costs (other than common costs allocated to the segments), goodwill and indefinite-lived intangible asset impairment charges and net interest expense are not controlled by segment management and therefore are excluded from the measurement of segment profit. Common costs such as information systems processing, retirement benefits and insurance are allocated from corporate costs to the segments based on appropriate metrics such as usage or employment. Corporate costs that are not allocated to the segments consist of corporate headquarters expenses (including compensation and benefits of corporate management and staff, certain legal and professional fees and administrative and general costs), costs of corporate programs or corporate-managed decisions, and other expenses which include a portion of defined benefit pension costs, development costs for management information systems,

F-42 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
costs of registering, maintaining and enforcing certain of VF’s trademarks and miscellaneous consolidated costs. Defined benefit pension plans in the U.S. are centrally managed. The current year service cost component of pension cost is allocated to the segments, while the remaining pension cost components are reported in corporate and other expenses.
Segment assets are those used directly in or resulting from the operations of each business, which are accounts receivable and inventories. Segment assets included in the Other category represent receivable balances primarily related to corporate activities, and are provided for purposes of reconciliation as the Other category is not considered a reportable segment. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM at the segment level.
Financial information for VF’s reportable segments is as follows:

	Year Ended March 2025
(In thousands)	Outdoor	Active	Work	Total
Revenues	$5,576,301	$3,095,292	$833,098	$9,504,691
Less:
Cost of goods sold	2,627,678	1,312,186	479,116
SG&A expenses	2,238,974	1,631,356	301,753
Other segment items (a)	14,748	1,092	918
Segment profit	724,397	152,842	53,147	930,386
Impairment of goodwill and indefinite-lived intangible assets				(89,242)
Corporate and other expenses				(546,740)
Interest expense, net (b)				(149,243)
Income from continuing operations before income taxes				$145,161
(a)For each reportable segment, 'Other segment items' includes insurance recoveries, certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
(b)Interest expense and the related interest rate swap impact for the DDTL, which totaled $31.1 million for the year ended March 2025, were allocated to discontinued operations due to the requirement within the DDTL's amended agreement that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.

	Year Ended March 2024
(In thousands)	Outdoor	Active	Work	Total
Revenues	$5,501,399	$3,522,740	$891,539	$9,915,678
Less:
Cost of goods sold	2,725,279	1,526,110	549,459
SG&A expenses	2,174,041	1,788,074	324,488
Other segment items (a)	629	28,973	55
Segment profit	602,708	237,529	17,647	857,884
Impairment of goodwill				(507,566)
Corporate and other expenses				(469,560)
Interest expense, net (b)				(165,679)
Loss from continuing operations before income taxes				$(284,921)
(a)For each reportable segment, 'Other segment items' includes certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses. For the Active reportable segment, 'Other segment items' also includes legal settlement gains of $29.1 million. These are all reported in the other income (expense), net line item in the Consolidated Statement of Operations.
(b)Interest expense and the related interest rate swap impact for the DDTL, which totaled $59.1 million for the year ended March 2024, were allocated to discontinued operations due to the requirement within the DDTL's amended agreement that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.

VF Corporation Fiscal 2025 Form 10-K F-43

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025

	Year Ended March 2023
(In thousands)	Outdoor	Active	Work	Total
Segment revenues	$5,647,526	$4,381,506	$1,060,179	$11,089,211
Other revenues				148
Total revenues				11,089,359
Less:
Cost of goods sold	2,832,821	1,850,371	601,148
SG&A expenses	2,024,617	1,954,213	337,596
Other segment items (a)	(4,657)	(1,376)	(278)
Segment profit	785,431	575,546	121,157	1,482,134
Other profit (loss)				(536)
Corporate and other expenses				(600,148)
Interest expense, net (b)				(143,660)
Income from continuing operations before income taxes				$737,790
(a)For each reportable segment, 'Other segment items' includes certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
(b)Interest expense and the related interest rate swap impact for the DDTL, which totaled $21.9 million for the year ended March 2023, were allocated to discontinued operations due to the requirement within the DDTL's amended agreement that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.

(In thousands)	March 2025	March 2024	March 2023
Segment assets:
Outdoor	$1,592,896	$1,544,364	$1,936,090
Active	934,768	955,535	1,271,590
Work	392,595	452,384	610,798
Other	28,429	8,869	15,055
Total segment assets	2,948,688	2,961,152	3,833,533
Cash and cash equivalents	429,382	656,376	799,441
Property, plant and equipment, net	720,879	788,992	910,938
Goodwill and intangible assets, net	2,314,093	2,421,838	2,946,391
Operating lease right-of-use assets	1,262,319	1,255,074	1,306,199
Other assets	1,702,175	1,703,664	2,288,643
Assets of discontinued operations	—	1,825,867	1,905,343
Consolidated assets	$9,377,536	$11,612,963	$13,990,488

	Year Ended March

(In thousands)	2025	2024	2023
Depreciation, amortization and other asset write-downs:
Outdoor	$106,732	$103,586	$94,448
Active	62,074	81,911	70,708
Work	14,736	13,620	12,524
Other	76,074	108,411	74,246
	$259,616	$307,528	$251,926

F-44 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
Supplemental information (with revenues by geographic area primarily based on the origin of the shipment) is as follows:

	Year Ended March

(In thousands)	2025	2024	2023
Total revenues:
U.S.	$4,257,971	$4,550,988	$5,733,168
Foreign	5,246,720	5,364,690	5,356,191
	$9,504,691	$9,915,678	$11,089,359
Property, plant and equipment:
U.S.	$513,627	$574,637
Foreign	207,252	214,355
	$720,879	$788,992
No single customer accounted for 10% or more of the Company’s total revenues in the years ended March 2025, 2024 and 2023.
NOTE 22 — COMMITMENTS
VF is obligated under noncancelable operating leases. Refer to Note 10 for additional information related to future lease payments.
In the ordinary course of business, VF has entered into purchase commitments for finished products and raw materials. Total payments required under these agreements, which primarily relate to finished products, are $1.9 billion, $68.3 million, $2.7 million, $0.4 million and $0.5 million for Fiscal 2026 through 2030, respectively, and no commitments thereafter.
VF has entered into commitments for (i) capital spending, (ii) service and maintenance agreements related to its management information systems, and (iii) other obligations. Future payments under these agreements are $128.1 million, $69.7 million, $40.9 million, $10.8 million and $7.7 million for Fiscal 2026 through 2030, respectively, and no commitments thereafter.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $111.9 million as of March 2025. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.
NOTE 23 — EARNINGS (LOSS) PER SHARE

	Year Ended March

(In thousands, except per share amounts)	2025	2024	2023
Earnings (loss) per share — basic:
Income (loss) from continuing operations	$69,324	$(1,018,477)	$755,734
Weighted average common shares outstanding	389,152	388,360	387,763
Earnings (loss) per share from continuing operations	$0.18	$(2.62)	$1.95
Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$69,324	$(1,018,477)	$755,734
Weighted average common shares outstanding	389,152	388,360	387,763
Incremental shares from stock options and other dilutive securities	3,419	—	607
Adjusted weighted average common shares outstanding	392,571	388,360	388,370
Earnings (loss) per share from continuing operations	$0.18	$(2.62)	$1.95
Outstanding stock options and other dilutive securities of approximately 11.8 million and 9.7 million shares were excluded from the calculations of diluted earnings per share for the years ended March 2025 and 2023, respectively, because the effect of their inclusion would have been anti-dilutive to those years. In addition, 1.9 million and 0.6 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the years ended March 2025 and 2023, respectively, because these units were not considered to be contingent outstanding shares in those years.
In the year ended March 2024, the dilutive impacts of all outstanding stock options and other dilutive securities were excluded from dilutive shares as a result of the Company's loss from continuing operations for the period and, as such, their inclusion would have been anti-dilutive. As a result, a total of 19.0 million potentially dilutive shares related to stock options and other dilutive securities were excluded from the diluted loss per share calculation for the year ended March 2024.

VF Corporation Fiscal 2025 Form 10-K F-45

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
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

RECURRING FAIR VALUE MEASUREMENTS
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2025
Financial assets:
Cash equivalents:
Money market funds	$79,485	$79,485	$—	$—
Time deposits	12,280	12,280	—	—
Derivative financial instruments	34,371	—	34,371	—
Deferred compensation and other	78,769	78,769	—	—
Financial liabilities:
Derivative financial instruments	30,003	—	30,003	—
Deferred compensation	75,046	—	75,046	—
Contingent consulting fees	23,900	—	—	23,900
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2024
Financial assets:
Cash equivalents:
Money market funds	$171,931	$171,931	$—	$—
Time deposits	54,853	54,853	—	—
Derivative financial instruments	32,548	—	32,548	—
Deferred compensation and other	95,236	95,236	—	—
Financial liabilities:
Derivative financial instruments	40,234	—	40,234	—
Deferred compensation	90,804	—	90,804	—
(a)There were no transfers among the levels within the fair value hierarchy during the years ended March 2025 or 2024.
VF’s cash equivalents include money market funds and time deposits with maturities within three months of their purchase dates, that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts and interest rate swap contracts (through their settlement in the year ended March 2025), is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and interest rate forward curves, and considers the credit risk of the Company and its counterparties. VF’s deferred compensation assets primarily represent investments held within plan trusts as an economic hedge of the related deferred compensation liabilities (Note 17). These investments primarily include mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to VF’s deferred compensation plans

F-46 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.
During the second quarter of Fiscal 2025, VF entered into a contract with a consulting firm to support Reinvent, VF's transformation program. Fees related to this contract could be up to $141.0 million, which includes $66.0 million of fixed fees and $75.0 million of contingent fees tied to increases in VF's stock price. The contingent fees are accounted for under Accounting Standards Codification Topic 718 — Stock Compensation ("ASC 718") as a liability award to a non-employee. Accordingly, VF has utilized the Monte Carlo valuation model (Level 3) to estimate the fair value of the award at its inception, and will adjust such fair value on a quarterly basis over the measurement period, which concludes on June 30, 2027. Changes in the fair value are recognized in the SG&A expenses line item in the Consolidated Statements of Operations over the relevant service period. The valuation includes the effects of market conditions that are based upon VF's stock price performance relative to stock price targets and a minimum payout dependent on the Standard & Poor's 500 Index return and VF's TSR versus that of peer companies over the measurement period. As of March 2025, the total fair value of the contingent fees was $27.8 million, with $23.9 million recognized in the year ended March 2025.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2025 and 2024, their carrying values approximated their fair values. Additionally, at March 2025 and 2024, the carrying values of VF’s long-term debt, including the current portion, were $3,966.2 million and $5,703.0 million, respectively, compared with fair values of $3,628.8 million and $5,263.3 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

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
The Company recorded $10.4 million, $39.4 million and $3.0 million of impairments in the years ended March 2025, 2024 and 2023, respectively, related to retail store assets, lease right-of-use assets and other fixed assets. These impairments were recorded in the SG&A expenses line item in the Consolidated Statements of Operations.
In addition, VF has certain equity investments included within the other assets line item in VF's Consolidated Balance Sheets. During the year ended March 2025, the Company recorded $15.6 million of impairments related to these investments. These impairments were recorded in the other income (expense), net line item in the Consolidated Statement of Operations. There were no impairment losses of equity investments in the years ended March 2024 or 2023.
The Company recorded $89.2 million and $507.6 million of impairments in the years ended March 2025 and 2024, respectively, related to goodwill and indefinite-lived trademark intangible assets. No impairment charges of goodwill or indefinite-lived trademark intangible assets were recorded in the year ended March 2023. Refer to additional discussion of management's goodwill and indefinite-lived intangible asset impairment testing below.

Fiscal 2025 Goodwill and Intangible Asset Impairment Testing
Dickies Indefinite-Lived Intangible Asset Impairment Analysis
During the third quarter of Fiscal 2025, management determined that the continued downturn in the Dickies financial results and projections, combined with expectations of a slower recovery than previously anticipated, was a triggering event that required management to perform a quantitative impairment analysis of the Dickies indefinite-lived trademark intangible asset. The carrying value of the indefinite-lived trademark intangible asset at the November 23, 2024 testing date was $290.0 million. As a result of the impairment testing performed, VF recorded an impairment charge of $51.0 million to write down the Dickies indefinite-lived trademark intangible asset to its estimated fair value.
The Dickies® brand is included in the Work reportable segment.
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

VF Corporation Fiscal 2025 Form 10-K F-47

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
•A reduced royalty rate based on market data and current performance of the brand as well as active license agreements for the Dickies® brand and similar VF brands; and
•Market-based discount rate.
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
Icebreaker Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2025, management performed a quantitative impairment analysis of the Icebreaker reporting unit goodwill and indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on results from management's prior testing, combined with a downward revision to the latest Fiscal 2025 forecast and forward-looking financial projections. The carrying values of the Icebreaker reporting unit goodwill and indefinite-lived trademark intangible asset at the testing date were $38.2 million and $59.1 million, respectively. As a result of the annual impairment testing, VF concluded that the Icebreaker reporting unit goodwill was fully impaired and thus recorded an impairment charge of $38.2 million in the Consolidated Statement of Operations for the year ended March 2025. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by a significant amount.
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
•Royalty rate based on market data as well as active license agreements for other VF brands; and
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results and the return to revenue growth and improved profitability over the projection period. If the brand is unable to achieve the financial projections, impairment of the indefinite-lived trademark intangible asset could occur in the future.
Timberland PRO Reporting Unit Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2025, management performed a quantitative impairment analysis of the Timberland PRO reporting unit goodwill. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on results from management's prior testing, combined with recent actual financial results lower than previous internal forecasts and a downward revision to forward-looking financial projections. Based on the analysis, management concluded the Timberland PRO reporting unit goodwill was not impaired. The estimated fair value of the reporting unit exceeded the carrying value by 18%. The carrying value of the Timberland PRO reporting unit goodwill at the testing date was $51.5 million.
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
Key assumptions developed by management and used in the quantitative analysis of the Timberland PRO reporting unit include:
•Financial projections and future cash flows, including the current year that considered actual results lower than previous internal forecasts, with consistent revenue growth and improved profitability throughout the forecast period that reflects the long-term strategy for the business and is in-line with historical financial results, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates;
•Royalty rate assumption consistent with that used in prior Timberland reporting unit analyses; and
•Market-based discount rate.

F-48 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
The valuation model used by management in the impairment testing assumes a return to consistent revenue growth and improved profitability over the projection period in line with historical results. If the brand is unable to achieve the financial projections, an impairment of the reporting unit goodwill could occur in the future.
Management performed a sensitivity analysis on the impairment model used to test the Timberland PRO reporting unit goodwill. In doing so, management determined that a 20% reduction in the annual growth assumption for earnings before interest, taxes, depreciation and amortization ("EBITDA") used in the projections, combined with a 50 basis point increase in the discount rate used in the discounted cash flow model resulted in the estimated fair value of the reporting unit to be below its carrying value, which would result in goodwill impairment.
Smartwool Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2025, management performed a quantitative impairment analysis of the Smartwool reporting unit goodwill and indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on the current year decline in revenue and a downward revision to the profit margins included in the forward-looking financial projections. Based on the analysis, management concluded the Smartwool reporting unit goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by a significant amount. The estimated fair value of the indefinite-lived trademark intangible asset also exceeded its carrying value by a significant amount. The carrying values of the Smartwool reporting unit goodwill and indefinite-lived trademark intangible asset at the testing date were $53.5 million and $75.4 million, respectively.
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
Key assumptions developed by management and used in the quantitative analysis of the Smartwool reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including a base year that considered recent actual results, moderate revenue growth and improved profitability throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rate based on market data as well as active license agreements for other VF brands; and
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes a return to consistent revenue growth and improved profitability over the projection period. If the brand is unable to achieve the financial projections, an impairment of the reporting unit goodwill or indefinite-lived trademark intangible asset could occur in the future.
Indefinite-Lived Intangible Assets - Significant Assumptions
The impairment testing of indefinite-lived trademark intangible assets during Fiscal 2025 used significant unobservable inputs to estimate fair values. The discount rates used in the testing ranged from 12.5% to 15.5%, with a weighted average of 14.2% based on relative fair value. The royalty rates used in the testing ranged from 4.0% to 5.0%, with a weighted average of 4.3% based on relative fair value. The long-term revenue growth rates used in the testing were 2.0%.
Other Reporting Units and Indefinite-Lived Intangible Assets - Qualitative Impairment Analysis
For the remaining reporting units and indefinite-lived intangible assets, VF elected to perform a qualitative assessment during the annual goodwill and indefinite-lived intangible asset impairment testing, as of the beginning of the fourth quarter of Fiscal 2025, to determine whether it was more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible assets subject to qualitative assessment at the testing date were $491.2 million and $1.5 billion, respectively. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results and performance versus management's plans, (ii) financial outlook based on the latest internal financial plan, (iii) changes in the reporting unit carrying value since prior year and the amounts relative to the size of the respective business, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate and foreign exchange rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded it was more likely than not that the carrying values of the goodwill and indefinite-lived trademark intangible assets were less than their fair values, and that further quantitative testing was not necessary.

VF Corporation Fiscal 2025 Form 10-K F-49

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025

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

F-50 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
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

VF Corporation Fiscal 2025 Form 10-K F-51

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
impairment of the reporting unit goodwill or impairment of the indefinite-lived trademark intangible asset could occur in the future.
Timberland PRO Reporting Unit Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2024, management performed a quantitative impairment analysis of the Timberland PRO reporting unit goodwill. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on current year declines in revenue and segment profit and reductions to recent financial projections. Based on the analysis, management concluded the Timberland PRO reporting unit goodwill was not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by 17%. The carrying value of the Timberland PRO reporting unit goodwill at the testing date was $51.5 million.
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

F-52 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
reporting unit goodwill or indefinite-lived trademark intangible asset could occur in the future.
Management performed a sensitivity analysis on the impairment model used to test the Altra reporting unit goodwill. In doing so, management determined that individual changes of either a 10% reduction in the annual growth assumption for EBITDA used in the projections, or a 200 basis point increase in the discount rate used in the discounted cash flow model resulted in the estimated fair value of the reporting unit to be below its carrying value, which would result in goodwill impairment.
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
Indefinite-Lived Intangible Assets - Significant Assumptions
The impairment testing of indefinite-lived trademark intangible assets during Fiscal 2024 used significant unobservable inputs to estimate fair values. The discount rates used in the testing ranged from 13.0% to 18.5%, with a weighted average of 14.8% based on relative fair value. The royalty rates used in the testing ranged from 4.0% to 7.0%, with a weighted average of 6.3% based on relative fair value. The long-term revenue growth rates used in the testing were 2.0%.

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

VF Corporation Fiscal 2025 Form 10-K F-53

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
value using the reporting unit’s WACC adjusted, as appropriate, to factor in the risk of the intangible asset.
Management’s revenue and profitability forecasts used in the reporting unit and intangible asset valuations were developed in conjunction with management’s forecast and budget review, which includes management's overall assessment of events and circumstances, including macroeconomic conditions and industry and market considerations, and the resulting outlook for the businesses, considering recent performance, trends and strategic initiatives. Assumptions used in the valuations are similar to those that would be used by market participants performing independent valuations of these businesses.
Management's Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the business. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment or recoverability of goodwill or indefinite-lived trademark intangible assets in any reporting unit could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2026 or future years vary from current assumptions (including changes in discount rates, royalty rates, foreign currency exchange rates and tariffs), (iii) business conditions or strategies change from current assumptions, including loss of major customers or channels, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
Changes in these estimates and assumptions could result in a future impairment charge of goodwill or indefinite-lived intangible assets and such charges could have a material effect on VF’s consolidated financial position and results of operations.
NOTE 25 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments at March 2025 are foreign currency exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The notional amounts of all outstanding foreign currency exchange forward contracts was $3.1 billion at March 2025 and 2024, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Swiss franc, Mexican peso,
Chinese renminbi, Polish zloty, Swedish krona, South Korean won and Japanese yen. These derivative contracts have maturities up to 20 months.
During the year ended March 2025, VF settled interest rate swap contracts that were in place to hedge the cash flow risk of interest payments on the variable-rate DDTL Agreement. The DDTL was prepaid on October 4, 2024. The notional amount of VF's outstanding interest rate swap contracts was $500.0 million at March 2024.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2025	March 2024	March 2025	March 2024
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$32,608	$29,657	$(29,847)	$(39,639)
Interest rate contracts	—	2,335	—	—
Total derivatives designated as hedging instruments	32,608	31,992	(29,847)	(39,639)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	1,763	556	(156)	(595)
Total derivatives	$34,371	$32,548	$(30,003)	$(40,234)

F-54 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. If VF were to offset and record the asset and liability balances on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of March 2025 and 2024 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	March 2025		March 2024
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$34,371	$(30,003)	$32,548	$(40,234)
Gross amounts not offset in the Consolidated Balance Sheets	(13,592)	13,592	(11,322)	11,322
Net amounts	$20,779	$(16,411)	$21,226	$(28,912)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		March 2025	March 2024
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets (Note 6)	$32,290	$26,366
Foreign exchange contracts	Accrued liabilities (Note 14)	(19,810)	(35,578)
Foreign exchange contracts	Other assets (Note 11)	2,081	3,847
Foreign exchange contracts	Other liabilities (Note 16)	(10,193)	(4,656)
Interest rate contracts	Other current assets (Note 6)	—	2,335
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

(In thousands) Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in Accumulated OCL
	Year Ended March

	2025	2024	2023
Foreign exchange contracts	$15,810	$(15,538)	$54,546
Interest rate contracts	301	7,605	(1,013)
Total	$16,111	$(7,933)	$53,533

		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss)
(In thousands)		Year Ended March

Cash Flow Hedging Relationships	Location of Gain (Loss)	2025	2024	2023
Foreign exchange contracts	Revenues	$(29,941)	$(5,004)	$(6,843)
Foreign exchange contracts	Cost of goods sold	(3,192)	15,703	120,438
Foreign exchange contracts	SG&A expenses	(518)	3,437	6,695
Foreign exchange contracts	Other income (expense), net	(1,688)	(253)	(10,365)
Interest rate contracts	Interest expense	445	108	108
Interest rate contracts	Income (loss) from discontinued operations, net of tax	2,299	4,130	127
Total		$(32,595)	$18,121	$110,160

VF Corporation Fiscal 2025 Form 10-K F-55

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as third-party and intercompany borrowings and interest payments. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. During the year ended March 2024, certain derivative contracts were de-designated as the related hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCL and recognized an $8.8 million loss in cost of goods sold during the year ended March 2024. There were no material reclassifications in the other periods presented. The changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the years ended March 2025, 2024 and 2023.
Other Derivative Information
At March 2025, accumulated OCL included $29.4 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represented €2.0 billion in aggregate principal as of March 2025, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the years ended March 2025, 2024 and 2023, the Company recognized an after-tax loss of $4.6 million, and after-tax gains of $21.6 million and $5.2 million, respectively, in other comprehensive income (loss) related to the net investment hedge transaction. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
NOTE 26 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended March

(In thousands)	2025	2024	2023
Income taxes paid, net of refunds (a)(b)	$162,562	$349,978	$1,113,940
Interest paid, net of amounts capitalized	162,918	175,822	138,625
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	19,568	15,903	44,151
Computer software costs included in accounts payable or accrued liabilities	18,229	17,080	28,519
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
Reinvent
On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The Company currently estimates it will incur approximately $200.0 million to $210.0 million in restructuring charges in connection with Reinvent, and actions are expected to be completed by the end of the first quarter of Fiscal 2026.
Of the total estimated charges, the Company anticipates that approximately 70% will relate to severance and employee-related benefits and the remainder will primarily relate to asset impairments and write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the year ended March 2025, $53.3 million of cash payments related to the Reinvent charges were made.

F-56 VF Corporation Fiscal 2025 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
The type of cost and respective location of restructuring charges related to Reinvent within VF's Consolidated Statements of Operations for the years ended March 2025 and 2024, and the cumulative charges recorded since the inception of Reinvent were as follows:

		Year Ended March		Cumulative Charges

(In thousands)		2025	2024
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$66,002	$64,822	$130,824
Severance and employee-related benefits	Cost of goods sold	1,673	4,510	6,183
Contract termination and other	SG&A expenses	737	—	737
Contract termination and other	Cost of goods sold	157	—	157
Asset impairments and write-downs	SG&A expenses	8,783	39,386	48,169
Pension withdrawal	SG&A expenses	3,619	—	3,619
Curtailment gains	Other income (expense), net	(936)	—	(936)
Accelerated depreciation	SG&A expenses	1,317	—	1,317
Accelerated depreciation	Cost of goods sold	17	—	17
Total Reinvent Restructuring Charges		$81,369	$108,718	$190,087
All restructuring charges related to Reinvent recognized in the years ended March 2025 and 2024 were reported within 'Corporate and other' expenses in Note 21, Reportable Segment Information.
Other Restructuring Charges
Other Restructuring Charges are related to various approved initiatives. The type of cost and respective location of Other Restructuring Charges within VF's Consolidated Statements of Operations for the years ended March 2025, 2024 and 2023 were as follows:

		Year Ended March

(In thousands)		2025	2024	2023
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$—	$676	$52,999
Severance and employee-related benefits	Cost of goods sold	—	—	3,481
Accelerated depreciation	SG&A expenses	—	—	6,645
Accelerated depreciation	Cost of goods sold	—	—	1,371
Contract termination and other	SG&A expenses	591	1,326	10,289
Total Other Restructuring Charges		$591	$2,002	$74,785
Other Restructuring Charges by business segment were as follows:

	Year Ended March

(In thousands)	2025	2024	2023
Outdoor	$—	$242	$1,088
Active	—	434	1,478
Work	—	—	9
Corporate and other	591	1,326	72,210
Total	$591	$2,002	$74,785

VF Corporation Fiscal 2025 Form 10-K F-57

VF CORPORATION
Notes to Consolidated Financial Statements
March 2025
Consolidated Restructuring Charges
The activity in the restructuring accrual related to Reinvent and Other Restructuring Charges was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2023	$37,768	$6,545	$44,313
Charges	70,008	—	70,008
Cash payments and settlements	(41,902)	(5,923)	(47,825)
Adjustments to accruals	(5,660)	(287)	(5,947)
Impact of foreign currency	(54)	10	(44)
Accrual at March 2024	60,160	345	60,505
Charges	67,675	894	68,569
Cash payments and settlements	(55,935)	(902)	(56,837)
Adjustments to accruals	(6,432)	—	(6,432)
Impact of foreign currency	(218)	—	(218)
Accrual at March 2025	$65,250	$337	$65,587
Of the $65.6 million total restructuring accrual at March 2025, $64.9 million is expected to be paid within the next 12 months and is classified within accrued liabilities. The remaining $0.7 million will be paid beyond the next 12 months and is classified within other liabilities. The Company has not recognized any significant incremental costs related to the accruals for the year ended March 2024 or prior periods.
NOTE 28 — SUBSEQUENT EVENTS
On May 14, 2025, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on June 18, 2025 to shareholders of record on June 10, 2025.
In May 2025 VF executed a resolution to terminate the U.S. qualified plan, which is frozen and no longer accrues benefits. As of March 2025, the fair value of the plan's assets exceeded its benefit obligation. The termination of the plan is anticipated to be effective in July 2025, is subject to the appropriate regulatory approvals, and is expected to be completed in Fiscal 2026. VF's settlement obligations and related charges will depend upon both the nature and timing of participant settlements and prevailing market conditions. VF currently estimates settlement charges to be between $200.0 and $300.0 million.
On May 21, 2025, VF entered into an amendment to its Global Credit Facility. The amended agreement requires the pledge of certain assets of VF and certain of its subsidiaries pursuant to the agreement, and defines restrictive covenants, including a consolidated net indebtedness to consolidated net capitalization financial ratio covenant. The calculation of consolidated net indebtedness is net of unrestricted cash and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreement.

F-58 VF Corporation Fiscal 2025 Form 10-K

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
(In thousands)
Year Ended March 2025
Allowance for doubtful accounts	$26,369	$15,377	$—		$9,893	(a)	$31,853
Valuation allowance for deferred income tax assets	436,047	—	94,981	(b)	—		531,028
Year Ended March 2024
Allowance for doubtful accounts	28,075	11,170	—		12,876	(a)	26,369
Valuation allowance for deferred income tax assets	424,932	—	11,115	(b)	—		436,047
Year Ended March 2023
Allowance for doubtful accounts	27,959	3,532	—		3,416	(a)	28,075
Valuation allowance for deferred income tax assets	616,533	—	—		191,601	(c)	424,932
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

VF Corporation Fiscal 2025 Form 10-K F-59