Form 10-Q
period 2025-06-28
V F CORP
filed 2025-07-30
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 26, 2025, there were 390,616,502 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2025	March 2025	June 2024
ASSETS
Current assets
Cash and cash equivalents	$642,386	$429,382	$625,436
Accounts receivable, less allowance for doubtful accounts of: June 2025 - $35,803; March 2025 - $31,853; June 2024 - $28,542	1,172,223	1,321,663	1,049,368
Inventories	2,135,478	1,627,025	2,059,728
Other current assets	425,429	408,028	519,675
Current assets of discontinued operations	—	—	94,924
Total current assets	4,375,516	3,786,098	4,349,131
Property, plant and equipment, net	720,785	720,879	759,811
Intangible assets, net	1,723,749	1,710,707	1,770,765
Goodwill	620,829	603,386	643,220
Operating lease right-of-use assets	1,319,142	1,262,319	1,260,903
Other assets	1,390,476	1,294,147	1,194,425
Other assets of discontinued operations	—	—	1,563,108
TOTAL ASSETS	$10,150,497	$9,377,536	$11,541,363
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$392,915	$11,916	$263,709
Current portion of long-term debt	586,005	540,579	1,749,601
Accounts payable	1,166,757	789,570	1,136,236
Accrued liabilities	1,293,962	1,355,788	1,196,504
Current liabilities of discontinued operations	—	—	62,924
Total current liabilities	3,439,639	2,697,853	4,408,974
Long-term debt	3,560,990	3,425,650	3,940,668
Operating lease liabilities	1,135,094	1,079,182	1,100,183
Other liabilities	722,491	687,492	633,984
Other liabilities of discontinued operations	—	—	69,649
Total liabilities	8,858,214	7,890,177	10,153,458
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2025, March 2025 or June 2024	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2025 - 390,555,382; March 2025 - 389,695,199; June 2024 - 389,181,642	97,639	97,424	97,295
Additional paid-in capital	3,527,375	3,540,686	3,580,175
Accumulated other comprehensive loss	(1,037,424)	(977,740)	(1,053,627)
Accumulated deficit	(1,295,307)	(1,173,011)	(1,235,938)
Total stockholders’ equity	1,292,283	1,487,359	1,387,905
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,150,497	$9,377,536	$11,541,363

See notes to consolidated financial statements.
3 VF Corporation Q1 FY26 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June

(In thousands, except per share amounts)	2025	2024
Revenues	$1,760,666	$1,769,060
Costs and operating expenses
Cost of goods sold	811,664	863,382
Selling, general and administrative expenses	1,035,611	1,028,698
Total costs and operating expenses	1,847,275	1,892,080
Operating loss	(86,609)	(123,020)
Interest income	2,518	3,395
Interest expense	(43,638)	(44,342)
Other income (expense), net	1,136	(1,486)
Loss from continuing operations before income taxes	(126,593)	(165,453)
Income tax benefit	(10,185)	(13,426)
Loss from continuing operations	(116,408)	(152,027)
Loss from discontinued operations, net of tax	—	(106,859)
Net loss	$(116,408)	$(258,886)
Net loss per common share - basic
Continuing operations	$(0.30)	$(0.39)
Discontinued operations	—	(0.27)
Total net loss per common share - basic	$(0.30)	$(0.67)
Net loss per common share - diluted
Continuing operations	$(0.30)	$(0.39)
Discontinued operations	—	(0.27)
Total net loss per common share - diluted	$(0.30)	$(0.67)
Weighted average shares outstanding
Basic	390,024	388,741
Diluted	390,024	388,741

See notes to consolidated financial statements.
VF Corporation Q1 FY26 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June

(In thousands)	2025	2024
Net loss	$(116,408)	$(258,886)
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	11,969	(15,773)
Income tax effect	45,593	(3,680)
Defined benefit pension plans
Amortization of net deferred actuarial losses	4,871	5,046
Amortization of deferred prior service credits	(153)	(144)
Reclassification of deferred prior service cost due to curtailments	(531)	—
Income tax effect	(1,050)	(1,270)
Derivative financial instruments
Gains (losses) arising during the period	(131,290)	20,021
Income tax effect	21,978	(4,236)
Reclassification of net (gains) losses realized	(13,305)	13,729
Income tax effect	2,234	(2,989)
Other comprehensive income (loss)	(59,684)	10,704
Comprehensive loss	$(176,092)	$(248,182)

See notes to consolidated financial statements.
5 VF Corporation Q1 FY26 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June

(In thousands)	2025	2024
OPERATING ACTIVITIES
Net loss	$(116,408)	$(258,886)
Loss from discontinued operations, net of tax	—	(106,859)
Loss from continuing operations, net of tax	(116,408)	(152,027)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	64,362	64,625
Reduction in the carrying amount of right-of-use assets	85,219	88,500
Stock-based compensation	20,684	13,109
Provision for doubtful accounts	3,327	4,424
Pension expense in excess of (less than) contributions	(5,730)	2,219
Other, net	8,908	(13,896)
Changes in operating assets and liabilities:
Accounts receivable	200,423	198,985
Inventories	(450,750)	(373,358)
Accounts payable	347,962	352,549
Income taxes	(51,303)	(79,723)
Accrued liabilities	(110,210)	(61,767)
Operating lease right-of-use assets and liabilities	(86,168)	(83,778)
Other assets and liabilities	(55,776)	9,424
Cash used by operating activities - continuing operations	(145,460)	(30,714)
Cash provided by operating activities - discontinued operations	—	50,544
Cash provided (used) by operating activities	(145,460)	19,830
INVESTING ACTIVITIES
Proceeds from sale of assets	605	45,596
Capital expenditures	(28,246)	(23,763)
Software purchases	(17,148)	(15,504)
Other, net	(4,224)	(15,364)
Cash used by investing activities - continuing operations	(49,013)	(9,035)
Cash used by investing activities - discontinued operations	—	(2,026)
Cash used by investing activities	(49,013)	(11,061)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	380,446	(230)
Payments on long-term debt	(282)	(275)
Payment of debt issuance costs	(1,540)	—
Cash dividends paid	(35,150)	(35,015)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	(4,519)	(1,924)
Cash provided (used) by financing activities	338,955	(37,444)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	72,377	(8,340)
Net change in cash, cash equivalents and restricted cash	216,859	(37,015)
Cash, cash equivalents and restricted cash – beginning of year	431,475	676,957
Cash, cash equivalents and restricted cash – end of period	$648,334	$639,942

Continued on next page.

See notes to consolidated financial statements.
VF Corporation Q1 FY26 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June

(In thousands)	2025	2024
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$642,386	$625,436
Other current assets	5,871	2,397
Current and other assets of discontinued operations	77	12,107
Other assets	—	2
Total cash, cash equivalents and restricted cash	$648,334	$639,942

See notes to consolidated financial statements.
7 VF Corporation Q1 FY26 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 2025
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2025	389,695,199	$97,424	$3,540,686	$(977,740)	$(1,173,011)	$1,487,359
Net loss	—	—	—	—	(116,408)	(116,408)
Dividends on Common Stock ($0.09 per share)	—	—	(35,150)	—	—	(35,150)
Stock-based compensation, net	860,183	215	21,839	—	(5,888)	16,166
Foreign currency translation and other	—	—	—	57,562	—	57,562
Defined benefit pension plans	—	—	—	3,137	—	3,137
Derivative financial instruments	—	—	—	(120,383)	—	(120,383)
Balance, June 2025	390,555,382	$97,639	$3,527,375	$(1,037,424)	$(1,295,307)	$1,292,283

	Three Months Ended June 2024
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2024	388,836,219	$97,209	$3,600,071	$(1,064,331)	$(974,584)	$1,658,365
Net loss	—	—	—	—	(258,886)	(258,886)
Dividends on Common Stock ($0.09 per share)	—	—	(35,015)	—	—	(35,015)
Stock-based compensation, net	345,423	86	15,119	—	(2,468)	12,737
Foreign currency translation and other	—	—	—	(19,453)	—	(19,453)
Defined benefit pension plans	—	—	—	3,632	—	3,632
Derivative financial instruments	—	—	—	26,525	—	26,525
Balance, June 2024	389,181,642	$97,295	$3,580,175	$(1,053,627)	$(1,235,938)	$1,387,905

See notes to consolidated financial statements.

VF Corporation Q1 FY26 Form 10-Q 8

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
9 VF Corporation Q1 FY26 Form 10-Q

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 30, 2025 through March 28, 2026 (“Fiscal 2026”). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2026. For presentation purposes herein, all references to periods ended June 2025 and June 2024 relate to the fiscal periods ended on June 28, 2025 and June 29, 2024, respectively. References to March 2025 relate to information as of March 29, 2025.
Basis of Presentation
In the first quarter of Fiscal 2026, VF realigned its reportable segments to reflect a change in how the Timberland® brand is managed and the chief operating decision maker's ("CODM") key areas of focus. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026. This operating segment has been aggregated with The North Face® brand in the Outdoor reportable segment and the Vans®, Kipling®, Eastpak® and Jansport® brands have been aggregated in the Active reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an "All Other" category. This group includes the Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker® brands.
Reportable segment results for all prior periods presented within these notes to the interim consolidated financial statements have been recast to reflect the change in reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to Note 14 for additional information on VF's reportable segments.
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
Certain prior year amounts have been reclassified to conform to the Fiscal 2026 presentation.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended June 2025 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2026. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 29, 2025 (“Fiscal 2025 Form 10-K”).
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
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The rate reconciliation disclosures will require specific categories and additional information for reconciling items that meet a quantitative threshold. The income taxes paid disclosures will require disaggregation by individual jurisdictions that are greater than 5% of total income taxes paid. The guidance will be effective for annual disclosures beginning in Fiscal 2026. Early adoption is permitted. The amendments are required to be applied on a prospective basis; however, retrospective application is permitted. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.
VF Corporation Q1 FY26 Form 10-Q 10

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
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	June 2025	March 2025	June 2024
Contract assets (a)	$6,365	$2,448	$3,188
Contract liabilities (b)	76,164	78,421	67,954
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three months ended June 2025, the Company recognized $53.3 million of revenue that was included in the contract liability balance during the period, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of June 2025, the Company expects to recognize $62.0 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of June 2025, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended June 2025 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$456,831	$392,423	$175,252	$1,024,506
Direct-to-consumer	352,210	301,029	67,424	720,663
Royalty	3,425	6,235	5,837	15,497
Total	$812,466	$699,687	$248,513	$1,760,666

Geographic revenues
Americas	$372,847	$404,035	$160,716	$937,598
Europe	272,844	213,507	64,912	551,263
Asia-Pacific	166,775	82,145	22,885	271,805
Total	$812,466	$699,687	$248,513	$1,760,666
11 VF Corporation Q1 FY26 Form 10-Q

	Three Months Ended June 2024 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$427,005	$418,061	$168,708	$1,013,774
Direct-to-consumer	323,487	351,755	65,713	740,955
Royalty	3,138	6,918	4,275	14,331
Total	$753,630	$776,734	$238,696	$1,769,060

Geographic revenues
Americas	$363,680	$457,656	$154,363	$975,699
Europe	244,962	222,469	64,905	532,336
Asia-Pacific	144,988	96,609	19,428	261,025
Total	$753,630	$776,734	$238,696	$1,769,060
(a)In the three months ended June 2025, VF realigned its reportable segments. The three months ended June 2024 have been recast to reflect this change. Refer to Note 14 for additional information regarding the Company's reportable segments.
(b)"All Other" is included for purposes of reconciliation of revenues, but it is not considered a reportable segment. "All Other" includes the Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker® brands.
NOTE 4 — DISCONTINUED OPERATIONS

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.
Supreme
On July 16, 2024, VF entered into a Purchase Agreement with EssilorLuxottica S.A. to sell Supreme for an aggregate base purchase price of $1.500 billion, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses as more fully set forth in the Purchase Agreement. On October 1, 2024, VF completed the sale of Supreme. VF received proceeds of $1.506 billion, net of cash sold, resulting in a final after-tax loss on sale of $126.6 million. VF used a portion of the net cash proceeds to prepay $1.0 billion of its delayed draw Term Loan ("DDTL") pursuant to the terms of the DDTL Agreement, as amended, which required repayment within ten business days of VF’s receipt of the net cash proceeds from the sale of Supreme, and to repay $450.0 million of commercial paper borrowings upon maturity during the third quarter of Fiscal 2025.
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
The results of Supreme were previously reported in the Active segment. The results of Supreme recorded in the loss from discontinued operations, net of tax line item in the Consolidated Statement of Operations were a loss of $106.9 million (including goodwill and intangible asset impairment charges of $145.0 million) for the three months ended June 2024.
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
VF Corporation Q1 FY26 Form 10-Q 12

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for Supreme that are included in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended June

(In thousands)	2025 (a)	2024
Revenues	$—	$138,241
Cost of goods sold	—	52,261
Selling, general and administrative expenses	—	57,853
Impairment of goodwill and intangible assets	—	145,000
Interest expense, net (b)	—	(14,730)
Other income (expense), net	—	(464)
Loss from discontinued operations before income taxes	—	(132,067)
Income tax benefit	—	(25,208)
Loss from discontinued operations, net of tax	$—	$(106,859)
(a)There was no activity during the three months ended June 2025.
(b)As noted above, interest expense and the related interest rate swap impact for the DDTL were allocated to discontinued operations.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as of June 2024.

(In thousands)	June 2024
Cash and cash equivalents	$11,984
Accounts receivable, net	6,203
Inventories	50,870
Other current assets	25,867
Property, plant and equipment, net	34,401
Intangible assets, net	801,000
Goodwill	717,562
Operating lease right-of-use assets	72,047
Other assets	18,790
Deferred income tax assets (a)	(80,692)
Total assets of discontinued operations	$1,658,032

Accounts payable	$21,519
Accrued liabilities	41,405
Operating lease liabilities	67,232
Other liabilities	2,417
Total liabilities of discontinued operations	$132,573
(a)Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.
NOTE 5 — INVENTORIES

(In thousands)	June 2025	March 2025	June 2024
Finished products	$2,095,573	$1,588,124	$2,022,731
Work-in-process	39,794	38,808	36,881
Raw materials	111	93	116
Total inventories	$2,135,478	$1,627,025	$2,059,728
13 VF Corporation Q1 FY26 Form 10-Q

NOTE 6 — INTANGIBLE ASSETS

			June 2025			March 2025
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$271,220	$210,994	$60,226	$61,822
Indefinite-lived intangible assets:
Trademarks and trade names					1,663,523	1,648,885
Intangible assets, net					$1,723,749	$1,710,707

Amortization expense for the three months ended June 2025 was $3.2 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2026 is $12.5 million, $12.0 million, $11.0 million, $10.0 million and $8.0 million, respectively.
NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment and the "All Other" category as follows:

(In thousands)	Outdoor	Active	All Other (a)	Total
Balance, March 2025	$102,146	$328,449	$172,791	$603,386
Foreign currency translation	82	12,514	4,847	17,443
Balance, June 2025	$102,228	$340,963	$177,638	$620,829
(a)"All Other" is included for purposes of reconciliation of goodwill, but it is not considered a reportable segment. "All Other" includes the Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker® brands.
In connection with the realignment of the Company's segment reporting structure, the Company allocated goodwill related to Timberland PRO to the Timberland reporting unit as of the first day of the first quarter of Fiscal 2026. As a result of the change in reportable segments, the Company performed impairment assessments both before and after the segment change became effective, and no impairment of goodwill was identified. Balances as of March 2025 have been retrospectively adjusted to reflect the reallocation. Refer to Note 14 for additional information regarding the Company's reportable segments.
Accumulated impairment charges for the Outdoor reportable segment and the "All Other" category were $730.2 million and $138.8 million, respectively, as of June 2025 and March 2025. No impairment charges were recorded during the three months ended June 2025.
NOTE 8 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and gain recognized from a sale leaseback transaction. The components of lease cost were as follows:

	Three Months Ended June

(In thousands)	2025	2024
Operating lease cost	$98,428	$100,611
Other lease cost	34,913	22,247
Total lease cost	$133,341	$122,858

During the three months ended June 2024, the Company entered into a sale leaseback transaction for certain warehouse real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of $15.5 million in the selling, general and administrative ("SG&A") expenses line item in VF's Consolidated Statement of Operations for the three months ended June 2024.
During the three months ended June 2025 and 2024, the Company paid $100.0 million and $99.8 million for operating leases, respectively. During the three months ended June 2025 and 2024, the Company obtained $104.6 million and $100.9 million of right-of-use assets in exchange for lease liabilities, respectively.
VF Corporation Q1 FY26 Form 10-Q 14

NOTE 9 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. At June 2025, March 2025 and June 2024, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $887.1 million, $481.7 million and $843.0 million, respectively, due to suppliers that are eligible to participate in the SCF program.
NOTE 10 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended June

(In thousands)	2025	2024
Service cost – benefits earned during the period	$2,513	$2,408
Interest cost on projected benefit obligations	11,147	11,680
Expected return on plan assets	(15,007)	(15,296)
Curtailments	(531)	—
Amortization of deferred amounts:
Net deferred actuarial losses	4,871	5,046
Deferred prior service credits	(153)	(144)
Net periodic pension cost	$2,840	$3,694

VF has reported the service cost component of net periodic pension cost in operating loss and the other components, which include interest cost, expected return on plan assets, curtailments and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $8.6 million to its defined benefit plans during the three months ended June 2025, and intends to make approximately $7.5 million of contributions during the remainder of Fiscal 2026.
VF recorded $0.5 million in curtailment gains in the other income (expense), net line item in the Consolidated Statement of Operations for the three months ended June 2025, related to employee exits from an international plan resulting from restructuring actions.
In May 2025 VF executed a resolution to terminate the U.S. qualified plan, which is frozen and no longer accrues benefits. As of June 2025, the fair value of the plan's assets exceeded its benefit obligation. The termination of the plan will be effective July 31, 2025, is subject to the appropriate regulatory approvals, and is expected to be completed in Fiscal 2026. VF's settlement obligations and related charges will depend upon both the nature and timing of participant settlements and prevailing market conditions. VF currently estimates non-cash settlement charges to be between $200.0 and $300.0 million.
NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the three months ended June 2025, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of June 2025, March 2025 or June 2024. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings (accumulated deficit).
15 VF Corporation Q1 FY26 Form 10-Q

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

(In thousands)	June 2025	March 2025	June 2024
Foreign currency translation and other	$(763,627)	$(821,189)	$(887,892)
Defined benefit pension plans	(176,910)	(180,047)	(178,701)
Derivative financial instruments	(96,887)	23,496	12,966
Accumulated other comprehensive loss	$(1,037,424)	$(977,740)	$(1,053,627)
The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended June 2025
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2025	$(821,189)	$(180,047)	$23,496	$(977,740)
Other comprehensive income (loss) before reclassifications	57,562	10	(109,312)	(51,740)
Amounts reclassified from accumulated other comprehensive loss	—	3,127	(11,071)	(7,944)
Net other comprehensive income (loss)	57,562	3,137	(120,383)	(59,684)
Balance, June 2025	$(763,627)	$(176,910)	$(96,887)	$(1,037,424)

	Three Months Ended June 2024
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2024	$(868,439)	$(182,333)	$(13,559)	$(1,064,331)
Other comprehensive income (loss) before reclassifications	(19,453)	(10)	15,785	(3,678)
Amounts reclassified from accumulated other comprehensive loss	—	3,642	10,740	14,382
Net other comprehensive income (loss)	(19,453)	3,632	26,525	10,704
Balance, June 2024	$(887,892)	$(178,701)	$12,966	$(1,053,627)
VF Corporation Q1 FY26 Form 10-Q 16

Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended June
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2025	2024
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(4,871)	$(5,046)
Deferred prior service credits	Other income (expense), net	153	144
Pension curtailment gains	Other income (expense), net	531	—
Total before tax		(4,187)	(4,902)
Income tax effect		1,060	1,260
Net of tax		(3,127)	(3,642)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Revenues	(1,971)	(4,331)
Foreign exchange contracts	Cost of goods sold	15,034	(10,126)
Foreign exchange contracts	SG&A expenses	(261)	(408)
Foreign exchange contracts	Other income (expense), net	476	(56)
Interest rate contracts	Interest expense	27	27
Interest rate contracts	Loss from discontinued operations, net of tax	—	1,165
Total before tax		13,305	(13,729)
Income tax effect		(2,234)	2,989
Net of tax		11,071	(10,740)
Total reclassifications for the period, net of tax		$7,944	$(14,382)
NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the three months ended June 2025, VF granted 1,474,178 restricted stock units ("RSUs") to executives that enable them to receive shares of VF Common Stock over a five-year vesting period. The fair market value of VF Common Stock at the date the units were granted was $12.55 per share. These units vest 25% on the second, third, fourth and fifth anniversaries of the grant date. The number of units paid for the portion of the RSUs that vest on the fifth anniversary of the grant date are subject to relative total shareholder return ("TSR") targets set by the Talent and Compensation Committee of the Board of Directors, and will be paid in full or decreased to zero, based on how VF's TSR over the five-year period compares to the TSR for companies included in the Standard & Poor's 600 Consumer Discretionary Sector Index. The grant date fair value of the TSR-based adjustment related to the RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $9.09 per share.
During the three months ended June 2025, VF granted 146,135 nonperformance-based stock units to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $12.55 per share.
In addition, VF granted 4,329,031 nonperformance-based RSUs to employees and executives during the three months ended June 2025. These units generally vest over periods up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $12.57 per share.
NOTE 13 — INCOME TAXES

The effective income tax rate for the three months ended June 2025 was 8.0% compared to 8.1% in the 2024 period. The three months ended June 2025 included a net discrete tax expense of $11.5 million, which was comprised primarily of a $7.4 million net tax expense related to unrecognized tax benefits and interest, and a $4.1 million tax expense related to stock compensation. Excluding the $11.5 million net discrete tax expense in the 2025 period, the effective income tax rate would have been 17.2%. The three months ended June 2024 included a net discrete tax expense of $7.1 million, which was comprised primarily of a $3.6 million net tax expense related to unrecognized tax benefits and interest, and a $4.3 million tax expense related to stock compensation. Excluding the $7.1 million net discrete tax expense in the 2024 period, the effective income tax rate would have been 12.4%. Without discrete items, the effective income tax rate for the three months ended June 2025 increased by 4.8% compared with the 2024 period primarily due to an increase in tax rates on foreign earnings.
17 VF Corporation Q1 FY26 Form 10-Q

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
On July 4, 2025, the U.S. signed into law the One Big Beautiful Bill Act, which included various provisions specific to businesses. This legislation was signed into law subsequent to VF’s quarter end and its impact on VF is currently being evaluated.
During the three months ended June 2025, the amount of net unrecognized tax benefits and associated interest increased by $9.4 million to $335.0 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $137.4 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $134.3 million would reduce income tax expense.
NOTE 14 — REPORTABLE SEGMENT INFORMATION
VF's President and Chief Executive Officer is the Company's CODM. The Company's individual global brands, or in certain cases the combination of global brands, have been determined to be operating segments. The operating segments have been evaluated and aggregated into reportable segments because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. In the first quarter of Fiscal 2026, VF realigned its reportable segments to reflect a change in how the Timberland® brand is managed and the CODM's key areas of focus. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026. This operating segment has been aggregated with The North Face® brand in the Outdoor reportable segment and the Vans®, Kipling®, Eastpak® and JanSport® brands have been aggregated in the Active reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an "All Other" category. This group includes the Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker® brands. Results for the "All Other" category are included as a reconciling item between the Company's reportable segments and its consolidated results of operations and assets.
Reportable segment results for all prior periods have been recast to reflect the change in reportable segments. These changes had no impact on previously reported consolidated results of operations.
Below is a description of VF's reportable segments and the brands included within each:

REPORTABLE SEGMENT	BRANDS
Outdoor - Outdoor apparel, footwear and equipment	The North Face®
Timberland®
Active - Active apparel, footwear and accessories	Vans®
Kipling®
Eastpak®
JanSport®
All Other - included in the tables below for purposes of reconciliation of revenues, profit and assets, but it is not considered a reportable segment. "All Other" includes the Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker® brands.
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
VF Corporation Q1 FY26 Form 10-Q 18

Segment assets are those used directly in or resulting from the operations of each business, which are accounts receivable and inventories. Segment assets included in the "All Other" category represent accounts receivable and inventory balances related to the brands included within the "All Other" category as noted above and segment assets included in the "Corporate and other"
category represent receivable balances primarily related to corporate activities, and both are provided for purposes of reconciliation as they are not considered reportable segments. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM at the segment level.
Financial information for VF's segments is as follows:

	Three Months Ended June 2025
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$812,466	$699,687	$1,512,153
"All Other" revenues			248,513
Total revenues			1,760,666
Less:
Cost of goods sold	386,077	298,769
Marketing expenses	71,591	53,117
Other SG&A expenses	398,553	291,280
Other segment items (a)	1,485	317
Segment profit (loss)	(42,270)	56,838	14,568
Corporate and other expenses			(104,560)
Interest expense, net			(41,120)
"All Other" profit			4,519
Loss from continuing operations before income taxes			$(126,593)
(a)For each reportable segment, 'Other segment items' includes certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.

	Three Months Ended June 2024
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$753,630	$776,734	$1,530,364
"All Other" revenues			238,696
Total revenues			1,769,060
Less:
Cost of goods sold	401,576	330,127
Marketing expenses	66,389	67,322
Other SG&A expenses	358,613	307,803
Other segment items (a)	61	(17)
Segment profit (loss)	(72,887)	71,465	(1,422)
Corporate and other expenses			(115,519)
Interest expense, net (b)			(40,947)
"All Other" loss			(7,565)
Loss from continuing operations before income taxes			$(165,453)
(a)For each reportable segment, 'Other segment items' includes certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
(b)Interest expense and the related interest rate swap impact for the DDTL, which totaled $14.9 million for the three months ended June 2024, were allocated to discontinued operations due to the requirement within the DDTL's amended agreement that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.

19 VF Corporation Q1 FY26 Form 10-Q

(In thousands)	June 2025	March 2025	June 2024
Segment assets:
Outdoor	$1,791,623	$1,552,908	$1,638,703
Active	983,790	860,128	936,596
All Other	522,127	507,223	527,813
Corporate and other	10,161	28,429	5,984
Total segment assets	3,307,701	2,948,688	3,109,096
Cash and cash equivalents	642,386	429,382	625,436
Property, plant and equipment, net	720,785	720,879	759,811
Goodwill and intangible assets, net	2,344,578	2,314,093	2,413,985
Operating lease right-of-use assets	1,319,142	1,262,319	1,260,903
Other assets	1,815,905	1,702,175	1,714,100
Assets of discontinued operations	—	—	1,658,032
Consolidated assets	$10,150,497	$9,377,536	$11,541,363

	Three Months Ended June

(In thousands)	2025	2024
Depreciation and amortization:
Outdoor	$25,974	$24,388
Active	13,378	14,106
All Other	4,942	5,290
Corporate and other	20,068	20,841
	$64,362	$64,625
NOTE 15 — NET LOSS PER SHARE

	Three Months Ended June

(In thousands, except per share amounts)	2025	2024
Net loss per common share – basic:
Loss from continuing operations	$(116,408)	$(152,027)
Weighted average common shares outstanding	390,024	388,741
Net loss per common share from continuing operations	$(0.30)	$(0.39)
Net loss per common share – diluted:
Loss from continuing operations	$(116,408)	$(152,027)
Weighted average common shares outstanding	390,024	388,741
Incremental shares from stock options and other dilutive securities	—	—
Adjusted weighted average common shares outstanding	390,024	388,741
Net loss per common share from continuing operations	$(0.30)	$(0.39)

In the three-month periods ended June 2025 and June 2024, the dilutive impacts of all outstanding stock options and other dilutive securities were excluded from dilutive shares as a result of the Company's loss from continuing operations for the periods and, as such, their inclusion would have been anti-dilutive. As a result, a total of 29.0 million and 22.6 million potentially dilutive shares related to stock options and other dilutive securities were excluded from the diluted net loss per share calculations for the three-month periods ended June 2025 and June 2024, respectively.
VF Corporation Q1 FY26 Form 10-Q 20

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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
June 2025
Financial assets:
Cash equivalents:
Money market funds	$50,914	$50,914	$—	$—
Time deposits	50,267	50,267	—	—
Derivative financial instruments	18,656	—	18,656	—
Deferred compensation and other	82,745	82,745	—	—
Financial liabilities:
Derivative financial instruments	130,029	—	130,029	—
Deferred compensation	76,449	—	76,449	—
Contingent consulting fees	2,861	—	—	2,861

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2025
Financial assets:
Cash equivalents:
Money market funds	$79,485	$79,485	$—	$—
Time deposits	12,280	12,280	—	—
Derivative financial instruments	34,371	—	34,371	—
Deferred compensation and other	78,769	78,769	—	—
Financial liabilities:
Derivative financial instruments	30,003	—	30,003	—
Deferred compensation	75,046	—	75,046	—
Contingent consulting fees	23,900	—	—	23,900
(a)There were no transfers among the levels within the fair value hierarchy during the three months ended June 2025 or the year ended March 2025.
The following table presents the change in fair value of the contingent consulting fees designated as Level 3:

(In thousands)	Contingent Consulting Fees
Balance, March 2025	$23,900
Cash payments	(20,000)
Change in fair value	(1,039)
Balance, June 2025	$2,861
21 VF Corporation Q1 FY26 Form 10-Q

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
During the second quarter of Fiscal 2025, VF entered into a contract with a consulting firm to support Reinvent, VF's transformation program. Fees related to this contract could be up to $141.0 million, which includes $66.0 million of fixed fees and $75.0 million of contingent fees tied to increases in VF's stock price. The contingent fees are accounted for under Accounting Standards Codification Topic 718 — Stock Compensation ("ASC 718") as a liability award to a non-employee. Accordingly, VF has utilized the Monte Carlo valuation model (Level 3) to estimate the fair value of the award at its inception, and will adjust such fair value on a quarterly basis over the measurement period, which concludes on June 30, 2027. Changes in the fair value are recognized in the SG&A expenses line item in the Consolidated Statements of Operations over the relevant service period. The valuation includes the effects of market conditions that are based upon VF's stock price performance relative to stock price targets and a minimum payout dependent on the Standard & Poor's 500 Index return and VF's TSR versus that of peer companies over the measurement period. During the three months ended June 2025, $20.0 million of contingent fees were paid to the consulting firm. As of June 2025, the total fair value of the remaining contingent fees was $4.3 million, with ($1.0) million recognized in the three months ended June 2025.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2025 and March 2025, their carrying values approximated their fair values. Additionally, at June 2025 and March 2025, the carrying values of VF’s long-term debt, including the current portion, were $4,147.0 million and $3,966.2 million, respectively, compared with fair values of $3,680.1 million and $3,628.8 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments at June 2025 are foreign currency exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.2 billion at June 2025 and $3.1 billion at March 2025 and June 2024, consisting primarily of contracts hedging exposures to the euro, British pound,
Canadian dollar, Swiss franc, Chinese renminbi, Mexican peso, Polish zloty, Swedish krona, South Korean won and Japanese yen. These derivative contracts have maturities up to 20 months.
During the three months ended December 2024, VF settled interest rate swap contracts that were in place to hedge the cash flow risk of interest payments on the variable-rate DDTL Agreement. The DDTL was prepaid on October 4, 2024. The notional amount of VF's outstanding interest rate swap contracts was $500.0 million at June 2024.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	June 2025	March 2025	June 2024	June 2025	March 2025	June 2024
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$18,528	$32,608	$38,160	$(129,307)	$(29,847)	$(27,436)
Interest rate contracts	—	—	1,690	—	—	—
Total derivatives designated as hedging instruments	18,528	32,608	39,850	(129,307)	(29,847)	(27,436)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	128	1,763	1,507	(722)	(156)	(142)
Total derivatives	$18,656	$34,371	$41,357	$(130,029)	$(30,003)	$(27,578)
VF Corporation Q1 FY26 Form 10-Q 22

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

	June 2025		March 2025		June 2024

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$18,656	$(130,029)	$34,371	$(30,003)	$41,357	$(27,578)
Gross amounts not offset in the Consolidated Balance Sheets	(17,940)	17,940	(13,592)	13,592	(6,699)	6,699
Net amounts	$716	$(112,089)	$20,779	$(16,411)	$34,658	$(20,879)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		June 2025	March 2025	June 2024
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$14,964	$32,290	$33,562
Foreign exchange contracts	Accrued liabilities	(101,114)	(19,810)	(24,802)
Foreign exchange contracts	Other assets	3,692	2,081	6,105
Foreign exchange contracts	Other liabilities	(28,915)	(10,193)	(2,776)
Interest rate contracts	Other current assets	—	—	1,690
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

(In thousands)	Gain (Loss) on Derivatives Recognized in Accumulated OCL Three Months Ended June

Cash Flow Hedging Relationships	2025	2024
Foreign exchange contracts	$(131,290)	$19,501
Interest rate contracts	—	520
Total	$(131,290)	$20,021

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Loss Three Months Ended June

Cash Flow Hedging Relationships	Location of Gain (Loss)	2025	2024
Foreign exchange contracts	Revenues	$(1,971)	$(4,331)
Foreign exchange contracts	Cost of goods sold	15,034	(10,126)
Foreign exchange contracts	SG&A expenses	(261)	(408)
Foreign exchange contracts	Other income (expense), net	476	(56)
Interest rate contracts	Interest expense	27	27
Interest rate contracts	Loss from discontinued operations, net of tax	—	1,165
Total		$13,305	$(13,729)

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
23 VF Corporation Q1 FY26 Form 10-Q

In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three months ended June 2025 and June 2024.
Other Derivative Information
At June 2025, accumulated OCL included $50.9 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represented €2.0 billion in aggregate principal as of June 2025, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three-month period ended June 2025, the Company recognized an after-tax loss of $134.4 million in other comprehensive income (loss) related to the net investment hedge transaction and an after-tax gain of $10.8 million for the three-month period ended June 2024. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
NOTE 18 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. A description of significant restructuring programs and other restructuring charges is provided below.

Reinvent

On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. All actions related to the program were substantially complete at the end of the first quarter of Fiscal 2026. Of the total charges, 73% related to severance and employee-related benefits and the remainder primarily related to asset impairments and write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the three months ended June 2025, $22.5 million of cash payments related to the Reinvent charges were made.
The type of cost and respective location of restructuring charges related to Reinvent within VF's Consolidated Statement of Operations for the three months ended June 2025 and 2024, and the cumulative charges recorded since the inception of Reinvent were as follows:

		Three Months Ended June		Cumulative Charges

(In thousands)		2025	2024
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$11,248	$11,141	$142,072
Severance and employee-related benefits	Cost of goods sold	4,225	181	10,408
Contract termination and other	SG&A expenses	326	737	1,063
Contract termination and other	Cost of goods sold	—	157	157
Asset impairments and write-downs	SG&A expenses	2,200	500	50,369
Pension withdrawal	SG&A expenses	—	—	3,619
Curtailment gains	Other income (expense), net	(531)	—	(1,467)
Accelerated depreciation	SG&A expenses	—	861	1,317
Accelerated depreciation	Cost of goods sold	—	17	17
Total Reinvent Restructuring Charges		$17,468	$13,594	$207,555
All restructuring charges related to Reinvent recognized in the three months ended June 2025 and 2024 were reported within 'Corporate and other' expenses in Note 14, Reportable Segment Information.
VF Corporation Q1 FY26 Form 10-Q 24

Other Restructuring Charges
Other Restructuring Charges are related to various approved initiatives. The type of cost and respective location of Other Restructuring Charges within VF's Consolidated Statement of Operations for the three months ended June 2025 and 2024 were as follows:

		Three Months Ended June

(In thousands)		2025	2024
Type of Cost	Location
Contract termination and other	SG&A expenses	$—	$437
Total Other Restructuring Charges		$—	$437
All restructuring charges related to Other recognized in the three months ended June 2025 and 2024 were reported within 'Corporate and other' expenses in Note 14, Reportable Segment Information.
Consolidated Restructuring Charges
The activity in the restructuring accrual related to Reinvent and Other Restructuring Charges for the three-month period ended June 2025 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2025	$65,250	$337	$65,587
Charges	15,473	—	15,473
Cash payments and settlements	(22,583)	—	(22,583)
Adjustments to accruals	—	—	—
Impact of foreign currency	805	—	805
Accrual at June 2025	$58,945	$337	$59,282
Of the $59.3 million total restructuring accrual at June 2025, $58.9 million is expected to be paid within the next 12 months and is classified within accrued liabilities. The remaining $0.4 million will be paid beyond the next 12 months and is classified within other liabilities. The Company has not recognized any significant incremental costs related to the accruals for the year ended March 2025 or prior periods.
NOTE 19 — SUBSEQUENT EVENT
On July 22, 2025, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on September 18, 2025 to stockholders of record on September 10, 2025.
25 VF Corporation Q1 FY26 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 30, 2025 through March 28, 2026 ("Fiscal 2026"). Accordingly, this Form 10-Q presents our first quarter of Fiscal 2026. For presentation purposes herein, all references to periods ended June 2025 and June 2024 relate to the fiscal periods ended on June 28, 2025 and June 29, 2024, respectively. References to March 2025 relate to information as of March 29, 2025.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. References to the three months ended June 2025 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three months ended June 2024 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
In the first quarter of Fiscal 2026, VF realigned its reportable segments to reflect a change in how the Timberland® brand is managed and the chief operating decision maker's key areas of focus. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026. This operating segment has been aggregated with The North Face® brand in the Outdoor reportable segment and the Vans®, Kipling®, Eastpak® and Jansport® brands have been aggregated in the Active reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an "All Other" category. This group includes the
Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker® brands. In the tables below, the Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to additional discussion in the "Information by Reportable Segment" section below and Note 14 to VF's consolidated financial statements.
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement (the "Purchase Agreement") with EssilorLuxottica S.A. to sell the Supreme® brand business ("Supreme"). On October 1, 2024, VF completed the sale of Supreme. During the second quarter of Fiscal 2025, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. In addition, interest expense and the related interest rate swap impact for the delayed draw Term Loan ("DDTL"), which totaled $14.9 million for the three months ended June 2024, were allocated to discontinued operations due to the requirement within the DDTL Agreement, as amended, that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented.
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
Reinvent
On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. The first announced steps in this transformation covered the following priorities: improve North America results, deliver the Vans® turnaround, reduce costs and strengthen the balance sheet.
In Fiscal 2025, the Company initiated the second phase of Reinvent, which is focused on a return to growth and improvements to profitability. In doing so, the Company initiated a set of transformational workstreams focused on revenue growth, margin expansion and selling, general and administrative expense contraction. VF aims to generate between $500.0 and $600.0 million in net operating income expansion in Fiscal 2028 compared to the end of Fiscal 2024.
Reinvent restructuring charges in the three months ended June 2025 were $17.5 million and cumulative charges were $207.6 million since the inception of the program, which primarily included costs associated with severance and
VF Corporation Q1 FY26 Form 10-Q 26

employee-related benefits and the impact of asset impairments and write-downs.
All restructuring actions related to Reinvent were substantially complete at the end of the first quarter of Fiscal 2026. In addition, as further discussed in Note 16 to VF's consolidated financial statements, VF has entered into a contract with a consulting firm to support Reinvent. Fees related to the contract consist of fixed fees for services performed and contingent fees tied to increases in VF’s stock price. Services provided under the contract are expected to be substantially complete by the third quarter of Fiscal 2026 and contingent fees tied to increases in VF’s stock price will be measured through June 2027.

SUMMARY OF THE FIRST QUARTER OF FISCAL 2026

•Revenues remained flat at $1.8 billion compared to the three months ended June 2024, including a 2% favorable impact from foreign currency.
•Outdoor segment revenues increased 8% to $812.5 million compared to the three months ended June 2024, including a 2% favorable impact from foreign currency.
•Active segment revenues decreased 10% to $699.7 million compared to the three months ended June 2024, including a 1% favorable impact from foreign currency.
•Wholesale revenues increased 1% compared to the three months ended June 2024, including a 1% favorable impact from foreign currency.
•Direct-to-consumer revenues decreased 3% compared to the three months ended June 2024, including a 1% favorable impact from foreign currency.
•International revenues increased 2% compared to the three months ended June 2024, including a 3% favorable impact from foreign currency.
•Revenues in the Americas region decreased 4% compared to the three months ended June 2024, including a 1% unfavorable impact from foreign currency.
•Gross margin increased 270 basis points to 53.9% compared to the three months ended June 2024, primarily driven by favorable foreign currency impacts, higher quality inventory and lower discounts.
•Net loss per share was ($0.30) compared to ($0.39) in the 2024 period. The decrease in net loss per share was primarily driven by increased profitability in the Outdoor segment during the three months ended June 2025 compared to the three months ended June 2024. The decrease in net loss per share was partially offset by higher Reinvent charges and lower profitability in the Active segment.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in revenues for the three months ended June 2025 from the comparable period in 2024:

(In millions)	Three Months Ended June
Revenues — 2024	$1,769.1
Organic	(31.3)
Impact of foreign currency	22.9
Revenues — 2025	$1,760.7

VF revenues remained flat for the three months ended June 2025 compared to the 2024 period, including a 2% favorable impact from foreign currency. The operational decline was driven by a decrease in the Active segment, partially offset by an increase in the Outdoor segment. Revenue declines in the Americas region were offset by increases in the Europe and Asia-Pacific regions, including favorable impacts from foreign currency.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationship to revenues for components of the Consolidated Statements of Operations:

	Three Months Ended June

	2025	2024
Gross margin (revenues less cost of goods sold)	53.9%	51.2%
Selling, general and administrative expenses	58.8	58.1
Operating margin	(4.9%)	(7.0%)
Note: Amounts may not sum due to rounding.

27 VF Corporation Q1 FY26 Form 10-Q

Gross margin increased 270 basis points in the three months ended June 2025 compared to the 2024 period. The increase in the three months ended June 2025 was primarily driven by favorable foreign currency impacts, higher quality inventory and lower discounts.
Selling, general and administrative expenses as a percentage of total revenues increased 70 basis points during the three months ended June 2025 compared to the 2024 period. Selling, general and administrative expenses increased $6.9 million in the three months ended June 2025 compared to the 2024 period. The increase in the three months ended June 2025 was primarily due to higher Reinvent restructuring charges and project-related costs, and a gain recognized from a sale leaseback transaction in June 2024, partially offset by cost savings from Reinvent, lower information technology costs and distribution expenses.
Net interest expense increased $0.2 million during the three months ended June 2025 compared to the 2024 period. The increase in net interest expense in the three months ended June 2025 was primarily due to unfavorable foreign currency impacts, partially offset by the March 2025 early redemption of $750.0 million in aggregate principal amount of its outstanding 2.400% Senior Notes due in April 2025. Total outstanding debt averaged $5.1 billion in the three months ended June 2025 and $6.1 billion in the same period in 2024, with weighted average interest rates of 2.9% and 3.1% in the three months ended June 2025 and 2024, respectively.
The effective income tax rate for the three months ended June 2025 was 8.0% compared to 8.1% in the 2024 period. The three months ended June 2025 included a net discrete tax expense of $11.5 million, which was comprised primarily of a $7.4 million net tax expense related to unrecognized tax benefits and interest, and a $4.1 million tax expense related to stock compensation. Excluding the $11.5 million net discrete tax expense in the 2025 period, the effective income tax rate would have been 17.2%. The three months ended June 2024 included a net discrete tax expense of $7.1 million, which was comprised primarily of a $3.6 million net tax expense related to unrecognized tax benefits and interest, and a $4.3 million tax expense related to stock compensation. Excluding the $7.1 million net discrete tax expense in the 2024 period, the effective income tax rate would have been 12.4%. Without discrete items, the effective income tax rate for the three months ended June 2025 increased by 4.8% compared with the 2024 period primarily due to an increase in tax rates on foreign earnings.
As a result of the above, loss from continuing operations in the three months ended June 2025 was ($116.4) million (($0.30) per diluted share) compared to ($152.0) million (($0.39) per diluted share) in the 2024 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

Information by Reportable Segment
As discussed above, VF realigned its reportable segments during the first quarter of Fiscal 2026. VF's new reportable segments are Outdoor and Active. We have included an "All Other" category in the revenues table below for purposes of reconciliation of total revenues. "All Other" includes the Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker® brands, which do not meet the quantitative threshold to be disclosed as a separate reportable segment. The Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations.
The primary financial measures used by management to evaluate the financial results of VF's reportable segments are segment revenues and segment profit. Segment profit (loss) comprises the operating income (loss) and other income (expense), net line items of each segment.
Refer to Note 14 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to loss from continuing operations before income taxes.
The following tables present a summary of the changes in revenues and segment profit (loss) in the three months ended June 2025 from the comparable period in 2024 and revenues by region for our Top 3 brands for the three months ended June 2025 and 2024:
Revenues:

	Three Months Ended June
(In millions)	Outdoor Segment	Active Segment	All Other	Total
Revenues — 2024	$753.6	$776.7	$238.7	$1,769.1
Organic	46.9	(84.3)	6.2	(31.3)
Impact of foreign currency	12.0	7.3	3.6	22.9
Revenues — 2025	$812.5	$699.7	$248.5	$1,760.7
Note: Amounts may not sum due to rounding.
VF Corporation Q1 FY26 Form 10-Q 28

Segment Profit (Loss):

	Three Months Ended June
(In millions)	Outdoor Segment	Active Segment	Total
Segment profit (loss)— 2024	$(72.9)	$71.5	$(1.4)
Organic	31.3	(16.3)	15.2
Impact of foreign currency	(0.7)	1.6	0.8
Segment profit (loss)— 2025	$(42.3)	$56.8	$14.6
Note: Amounts may not sum due to rounding.

Top Brand Revenues:
	Three Months Ended June 2025
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$242.2	$295.7	$130.6	$668.5
Europe	183.9	136.3	89.0	409.2
Asia-Pacific	131.3	66.0	35.5	232.8
Global	$557.4	$498.0	$255.1	$1,310.5

	Three Months Ended June 2024
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$250.5	$348.3	$113.1	$711.9
Europe	160.1	154.3	84.9	399.3
Asia-Pacific	113.6	79.3	31.4	224.3
Global	$524.2	$581.8	$229.4	$1,335.4
Note: Amounts may not sum due to rounding.
The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor Segment

	Three Months Ended June

(Dollars in millions)	2025	2024	Percent Change
Segment revenues	$812.5	$753.6	7.8%
Segment loss	(42.3)	(72.9)	42.0%
Segment profit margin	(5.2%)	(9.7%)

The Outdoor segment includes the following brands: The North Face® and Timberland®.

Global revenues for Outdoor increased 8% in the three months ended June 2025 compared to the 2024 period, including a 2% favorable impact from foreign currency. Revenues in the Europe region increased 11%, including a 5% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 15%. Revenues in the Americas region increased 3%.
Global revenues for The North Face® brand increased 6% in the three months ended June 2025 compared to the 2024 period, including a 1% favorable impact from foreign currency, driven by growth in the Europe and Asia-Pacific regions. Revenues in the Europe region increased 15%, including a 6% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 16% in the three months ended June 2025. Revenues in the Americas region decreased 3% in the three months ended June 2025.
Global revenues for the Timberland® brand increased 11% in the three months ended June 2025 compared to the 2024 period, including a 2% favorable impact from foreign currency, with revenue growth across all regions. Revenues in the Americas region increased 15% in the three months ended June 2025, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region increased 5% in the three months ended June 2025, including a 6% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 13% in the three months ended June 2025, including a 3% favorable impact from foreign currency.
Global direct-to-consumer revenues for Outdoor increased 9% in the three months ended June 2025 compared to the 2024 period, including a 2% favorable impact from foreign currency, with revenue growth across both brands and all regions. Global wholesale revenues increased 7% in the three months ended June 2025, compared to the 2024 period, including a 1%
29 VF Corporation Q1 FY26 Form 10-Q

favorable impact from foreign currency, primarily driven by an increase in the The North Face® brand in the Europe and Asia-Pacific regions and the Timberland® brand in the Americas region.
Segment profit margin increased in the three months ended June 2025 compared to the 2024 period, reflecting higher gross margin, primarily driven by favorable foreign currency impacts, lower discounts and lower product costs.
Active Segment

	Three Months Ended June

(Dollars in millions)	2025	2024	Percent Change
Segment revenues	$699.7	$776.7	(9.9%)
Segment profit	56.8	71.5	(20.5%)
Segment profit margin	8.1%	9.2%
The Active segment includes the following brands: Vans®, Kipling®, Eastpak® and JanSport®.

Global revenues for Active decreased 10% in the three months ended June 2025 compared to the 2024 period, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 12%, including a 1% unfavorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 15%. Revenues in the Europe region decreased 4%, including a 5% favorable impact from foreign currency.
Vans® brand global revenues decreased 14% in the three months ended June 2025 compared to the 2024 period, including a 1% favorable impact from foreign currency. The overall decline was most significantly impacted by a 15% decrease in the Americas region, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 12% in the three months ended June 2025, including a 4% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 17% in the three months ended June 2025. The decline in Vans® was partially attributed to deliberate strategic actions taken in the first quarter of Fiscal 2026, including exiting value-channel wholesale customers and closing unprofitable owned retail stores in the Americas region, and reducing wholesale store fronts and inventory in the Asia-Pacific region (specifically in China).
Global direct-to-consumer revenues for Active decreased 14% in the three months ended June 2025 compared to the 2024 period, including a 1% favorable impact from foreign currency. The decrease was primarily driven by a decline in the Vans® brand in the Americas region. Global wholesale revenues decreased 6% in the three months ended June 2025, including a 1% favorable impact from foreign currency. The decrease was primarily due to a decrease in the Vans® brand in the Americas region in the three months ended June 2025.
Segment profit margin decreased in the three months ended June 2025 compared to the 2024 period, primarily due to lower leverage of operating expenses due to decreased revenues.
All Other

	Three Months Ended June

(Dollars in millions)	2025	2024	Percent Change
Revenues	$248.5	$238.7	4.1%
The "All Other" grouping includes the following brands: Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker®. The "All Other" grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.

Global "All Other" revenues increased 4% in the three months ended June 2025 compared to the 2024 period, including a 1% favorable impact from foreign currency. Revenues in the Americas region increased 4%. Revenues in the Asia-Pacific region increased 18%, including a 2% favorable impact from foreign currency. Revenues in the Europe region remained flat, including a 5% favorable impact from foreign currency.
VF Corporation Q1 FY26 Form 10-Q 30

Reconciliation of Segment Profit to Loss From Continuing Operations Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated loss from continuing operations before income taxes. These costs are (i) corporate and other expenses, discussed below, (ii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section, and (iii) profit (loss) related to the "All Other" category, discussed below, which includes the following brands: Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker®. The "All Other" grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.

	Three Months Ended June

(Dollars in millions)	2025	2024	Percent Change
Corporate and other expenses	$104.6	$115.5	(9.5%)
Interest expense, net	41.1	40.9	0.4%
"All Other" profit (loss)	4.5	(7.6)	*
*Calculation not meaningful
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses.
The decrease in corporate and other expenses for the three months ended June 2025 was primarily due to cost savings from
Reinvent and lower information technology costs, partially offset by higher Reinvent restructuring charges and project-related costs. The increase in "All Other" profit (loss) for the three months ended June 2025 was primarily due to higher gross margin, driven by higher quality inventory and favorable foreign currency impacts.

International

International revenues increased 2% in the three months ended June 2025 compared to the 2024 period, including a 3% favorable impact from foreign currency. Revenues in the Europe region increased 4%, including a 6% favorable impact from foreign currency. In the Asia-Pacific region, revenues increased 4% in the three months ended June 2025. Revenues in Greater China (which includes Mainland China, Hong Kong and Taiwan) decreased 5% in the three months ended June 2025, including a
1% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region decreased 11% in the three months ended June 2025, including a 5% unfavorable impact from foreign currency.
International revenues were 53% and 51% of total revenues in the three-month periods ended June 2025 and 2024, respectively.

Direct-to-Consumer

Direct-to-consumer revenues decreased 3% in the three months ended June 2025 compared to the 2024 period, including a 1% favorable impact from foreign currency.
VF's e-commerce business decreased 2% during the three months ended June 2025, including a 2% favorable impact from foreign currency. The decrease was primarily driven by declines in the e-commerce business in the Americas and Asia-Pacific regions.
Revenues from VF-operated retail stores decreased 3% during the three months ended June 2025, including a 1% favorable impact from foreign currency. There were 1,113 VF-operated retail stores at June 2025 compared to 1,158 at June 2024.
Direct-to-consumer revenues were 41% and 42% of total revenues in the three-month periods ended June 2025 and 2024, respectively.

Wholesale

Wholesale revenues increased 1% in the three months ended June 2025 compared to the 2024 period, including a 1% favorable impact from foreign currency. The increase was primarily driven by increases in the Europe and Asia-Pacific regions, partially offset by a decrease in the Americas regions.
Wholesale revenues were 59% and 58% of total revenues in the three-month periods ended June 2025 and 2024, respectively.

31 VF Corporation Q1 FY26 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at June 2025 compared to March 2025:
•Decrease in accounts receivable — primarily due to the seasonality of the business and the timing of collections.
•Increase in inventories — primarily due to the seasonality of the business and planned inventory purchases.
•Increase in short-term borrowings — primarily due to $350.0 million of borrowings under VF's $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) as of June 2025, to support seasonal working capital requirements.
•Increase in accounts payable — primarily due to the seasonality of inventory purchases.
The following discussion refers to significant changes in balances at June 2025 compared to June 2024:
•Increase in accounts receivable — primarily due to foreign currency fluctuations and timing of collections from customers.
•Increase in other assets — primarily due to an increase in deferred income tax assets.
•Increase in short-term borrowings — primarily due to $350.0 million of borrowings under the Global Credit Facility as of June 2025, to support increased working capital requirements.
•Decrease in the current portion of long-term debt — primarily due to the prepayment of $1.0 billion of long-term debt due in December 2024 related to the DDTL and the early redemption of $750.0 million of long-term notes in March 2025, partially offset by the reclassification of €500.0 million of long-term notes due in March 2026 to current liabilities and foreign currency fluctuations.
•Decrease in long-term debt — primarily due to the reclassification of €500.0 million of long-term notes due in March 2026 to current liabilities, partially offset by foreign currency fluctuations.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

	June	March	June
(Dollars in millions)	2025	2025	2024
Working capital	$935.9	$1,088.2	($91.8)
Current ratio	1.3 to 1	1.4 to 1	1.0 to 1
Net debt to total capital	80.5%	76.8%	82.9%

The decrease in working capital and the current ratio at June 2025 compared to March 2025 was primarily due to a net increase in current liabilities driven by increased short-term borrowings and accounts payable, as discussed in the "Consolidated Balance Sheets" section above. The decrease was partially offset by a net increase in current assets driven by higher inventory balances and cash and cash equivalents, partially offset by lower accounts receivable, as discussed in the "Consolidated Balance Sheets" section above. The increase in working capital and the current ratio at June 2025 compared to June 2024 was primarily due to a net decrease in current liabilities driven by decreased current portion of long-term debt, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term borrowings, current portion of long-term debt and long-term debt, in addition to operating lease liabilities, net of unrestricted cash and cash equivalents. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at June 2025 compared to March 2025 was primarily driven by an increase in net debt due to increased short-term borrowings, as discussed in the "Consolidated
Balance Sheets" section above, and foreign currency fluctuations on long-term debt. The increase in net debt was partially offset by higher cash and cash equivalents at June 2025. The decrease in the net debt to total capital ratio at June 2025 compared to June 2024 was primarily driven by a decrease in net debt due to the prepayment of $1.0 billion of long-term debt in October 2024 related to the DDTL and the early redemption of $750.0 million of long-term notes in March 2025, as discussed in the "Consolidated Balance Sheets" section above, partially offset by foreign currency fluctuations.
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
VF Corporation Q1 FY26 Form 10-Q 32

In summary, our cash flows from continuing operations were as follows:

	Three Months Ended June

(In thousands)	2025	2024
Cash used by operating activities	$(145,460)	$(30,714)
Cash used by investing activities	(49,013)	(9,035)
Cash provided (used) by financing activities	338,955	(37,444)

Cash Used by Operating Activities
Cash flows related to operating activities are dependent on loss from continuing operations, adjustments to loss from continuing operations and changes in working capital. The increase in cash used by operating activities in the three months ended June 2025 compared to June 2024 was primarily due to an increase in net cash used by working capital. The increase in net cash used for working capital was needed to support inventory purchases and higher performance-based annual bonus payouts.
Cash Used by Investing Activities
The increase in cash used by investing activities in the three months ended June 2025 was primarily due to proceeds from the sale of assets of $45.6 million in the three months ended June 2024, related to a sale leaseback transaction of a distribution center and sale of a corporate-owned aircraft.
Cash Provided (Used) by Financing Activities
The increase in cash provided by financing activities during the three months ended June 2025 was primarily due to a $380.7 million net increase in short-term borrowings for the periods compared to support working capital requirements.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the three months ended June 2025 or the three months ended June 2024 under the share repurchase program authorized by VF's Board of Directors.
As of the end of June 2025, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
Revolving Credit Facility, DDTL Agreement and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a Global Credit Facility that expires in November 2026. VF may request an unlimited number of one-year extensions so long as each extension does not cause the remaining life of the Global Credit Facility to exceed five years, subject to stated terms and conditions; however, granting of any extension is at the discretion of the lenders. The Global Credit Facility may be used to borrow funds in U.S. dollars or any alternative currency (including euros and any other currency that is freely convertible into U.S. dollars, approved at the request of the Company by the lenders) and has a $75.0 million letter of credit sublimit. The Global Credit Facility supported VF's global commercial paper program for short-term, seasonal working capital requirements and general corporate purposes. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
VF has restrictive covenants on its Global Credit Facility and had restrictive covenants on the DDTL Agreement. The agreement for the Global Credit Facility, as amended in May 2025, includes a consolidated net indebtedness to consolidated net capitalization financial ratio covenant, starting at 70% with future step downs. The calculation of consolidated net indebtedness is net of unrestricted cash and cash equivalents and the calculation of consolidated net capitalization permits certain addbacks, including non-cash impairment charges and material impacts resulting from adverse legal rulings, as defined in the amended agreement. The covenant calculation also excludes consolidated operating lease liabilities. The agreement requires the pledge of certain assets of VF and certain of its subsidiaries pursuant to the agreement. Additionally, the amended agreement restricts the total amount of cash dividends and share repurchases to $500.0 million annually, on a calendar-year basis. The terms for the DDTL Agreement, as amended in August 2024, required the repayment of the DDTL upon the completion of the Supreme sale. On October 4, 2024, VF made an aggregate $1.0 billion prepayment of the DDTL using the net cash proceeds from the sale of Supreme. As of June 2025, VF was in compliance with all covenants.
VF had a global commercial paper program that allowed for borrowings of up to $2.25 billion to the extent that it had borrowing capacity under the Global Credit Facility. The U.S. commercial paper borrowing program was terminated as of May 2025 and the euro commercial paper borrowing program was terminated as of January 2025. Short-term borrowings under the Global Credit Facility as of June 2025 were $350.0 million. Standby letters of credit issued under the Global Credit Facility as of June 2025 were $0.3 million, leaving approximately $1.9 billion available for borrowing against the Global Credit Facility at June 2025, subject to applicable financial covenants.
VF has $92.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $42.9 million at June 2025.
Additionally, VF had $642.4 million of unrestricted cash and cash equivalents at June 2025.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. At June 2025, March 2025 and June 2024, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $887.1 million, $481.7 million and $843.0 million,
33 VF Corporation Q1 FY26 Form 10-Q

respectively, due to suppliers that are eligible to participate in the SCF program.
Rating Agencies
At the end of June 2025, VF’s long-term debt ratings were ‘BB’ by Standard & Poor’s ("S&P") Global Ratings and 'Ba2' by Moody’s Investors Service ("Moody's"). VF's credit rating outlook was 'stable' by S&P and 'negative' by Moody's at the end of June 2025. Further downgrades to VF's ratings would negatively impact borrowing costs.
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
Dividends
The Company paid cash dividends of $0.09 per share during the three months ended June 2025, and the Company declared a cash dividend of $0.09 per share that is payable in the second quarter of Fiscal 2026. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2025 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2025 that would require the use of funds. As of June 2025, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2025 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $534.0 million at the end of June 2025 primarily due to timing of inventory shipments.
Management believes that VF has sufficient liquidity and flexibility to operate its business and meet its current and long-term obligations as they become due.

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently issued accounting standards.

Critical Accounting Policies and Estimates
Management has chosen accounting policies it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Fiscal 2025 Form 10-K. There have been no material changes in VF's accounting policies from those disclosed in our Fiscal 2025 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2025 Form 10-K.

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
VF Corporation Q1 FY26 Form 10-Q 34

fluctuations in the price, availability and quality of raw materials and finished products, including as a result of tariffs; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; VF's ability to maintain the image, health and equity of its brands, including through investment in brand building and product innovation; intense competition from online retailers and other direct-to-consumer business risks; increasing pressure on margins; retail industry changes and challenges; VF's ability to execute its Reinvent transformation program, "The VF Way" and other business priorities, including measures to streamline and right-size its cost base and strengthen the balance sheet while reducing leverage; VF’s ability to successfully establish a global commercial organization, and identify and capture efficiencies in its business model; any inability of VF or third parties on which it relies, to maintain the strength and security of information technology systems; the fact that VF’s facilities and systems, and those of third parties on which it relies, are frequent targets of cyber-attacks of varying levels of severity, and may in the future be vulnerable to such attacks, and any inability or failure by VF or such third parties to anticipate or detect data or information security breaches or other cyber-attacks, could result in data or financial loss, reputational harm, business disruption, damage to its relationships with customers, consumers, employees and third parties on which it relies, litigation, regulatory investigations, enforcement actions or other negative impacts; any inability by VF or third parties on which it relies to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; VF’s ability to adopt new technologies, including artificial intelligence, in a competitive and responsible manner; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; actions of activist and other shareholders; VF's ability to recruit, develop or retain key executive or employee talent or successfully transition executives; continuity of members of VF’s management; changes in the availability and cost of labor; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions, integrate acquisitions and manage its brand portfolio; business resiliency in response to natural or man-made economic, public health, cyber, political or environmental disruptions, including any potential effects from changes in tariffs and international trade policy; changes in tax laws and additional tax liabilities; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflicts in Europe, the Middle East and Asia and tensions between the U.S. and China; changes to laws and regulations; adverse or unexpected weather conditions, including any potential effects from climate change; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; VF's ability to pay and declare dividends or repurchase its stock in the future; climate change and increased focus on environmental, social and governance issues; VF's ability to execute on its sustainability strategy and achieve its sustainability-related goals and targets; risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and tax risks associated with the spin-off of the Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the Fiscal 2025 Form 10-K.

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
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
Information on VF's legal proceedings is set forth under Part I, "Item 3. Legal Proceedings” in the Fiscal 2025 Form 10-K. There have been no material changes to the legal proceedings from those described in the Fiscal 2025 Form 10-K.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental regulations if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, VF uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is
35 VF Corporation Q1 FY26 Form 10-Q

required. VF believes that this threshold is reasonably designed to result in disclosure of any such proceedings that are material to VF’s business or financial condition. Applying this threshold, there are no such proceedings to disclose for this period.

ITEM 1A — RISK FACTORS.
You should carefully consider the risk factors set forth under Part I, “Item 1A. Risk Factors” in the Fiscal 2025 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in the Fiscal 2025 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in the Fiscal 2025 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended June 28, 2025 under the share repurchase program authorized by VF’s Board of Directors in 2017.

First Quarter Fiscal 2026	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
March 30 - April 26, 2025	—	$—	—	$2,486,971,057
April 27 - May 24, 2025	—	—	—	2,486,971,057
May 25 - June 28, 2025	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended June 28, 2025, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
VF Corporation Q1 FY26 Form 10-Q 36

ITEM 6 — EXHIBITS.

10.1	Amendment No. 5 to Revolving Credit Agreement, dated as of May 21, 2025, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 21, 2025)
10.2*	Form of Award Certificate for Restricted Stock Units (5-Year)
10.3*	Form of Award Certificate for Restricted Stock Units (4-Year Graded Vesting)
31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Management compensation plans

37 VF Corporation Q1 FY26 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Paul Vogel
Paul Vogel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2025	By:	/s/ Michael E. Phillips
Michael E. Phillips
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
VF Corporation Q1 FY26 Form 10-Q 38