Form 10-Q
period 2025-09-27
V F CORP
filed 2025-10-28
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 25, 2025, there were 390,724,758 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2025	March 2025	September 2024
ASSETS
Current assets
Cash and cash equivalents	$419,115	$429,382	$492,164
Accounts receivable, less allowance for doubtful accounts of: September 2025 - $27,511; March 2025 - $31,853; September 2024 - $35,674	1,881,598	1,321,663	1,820,197
Inventories	1,855,895	1,627,025	2,082,918
Other current assets	425,753	408,028	472,595
Current assets held-for-sale	536,507	—	—
Current assets of discontinued operations	—	—	1,590,984
Total current assets	5,118,868	3,786,098	6,458,858
Property, plant and equipment, net	688,478	720,879	755,802
Intangible assets, net	1,475,845	1,710,707	1,774,694
Goodwill	620,615	603,386	651,934
Operating lease right-of-use assets	1,347,097	1,262,319	1,313,030
Other assets	1,393,221	1,294,147	1,265,320
TOTAL ASSETS	$10,644,124	$9,377,536	$12,219,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$502,145	$11,916	$463,200
Current portion of long-term debt	583,943	540,579	1,750,097
Accounts payable	1,061,041	789,570	1,134,637
Accrued liabilities	1,541,115	1,355,788	1,486,706
Current liabilities held-for-sale	70,500	—	—
Current liabilities of discontinued operations	—	—	147,791
Total current liabilities	3,758,744	2,697,853	4,982,431
Long-term debt	3,544,181	3,425,650	4,028,549
Operating lease liabilities	1,160,858	1,079,182	1,136,605
Other liabilities	702,486	687,492	665,686
Total liabilities	9,166,269	7,890,177	10,813,271
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2025, March 2025 or September 2024	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2025 - 390,712,620; March 2025 - 389,695,199; September 2024 - 389,283,419	97,678	97,424	97,321
Additional paid-in capital	3,511,265	3,540,686	3,565,198
Accumulated other comprehensive loss	(1,024,041)	(977,740)	(1,070,580)
Accumulated deficit	(1,107,047)	(1,173,011)	(1,185,572)
Total stockholders’ equity	1,477,855	1,487,359	1,406,367
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,644,124	$9,377,536	$12,219,638
See notes to consolidated financial statements.
3 VF Corporation Q2 FY26 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues	$2,802,706	$2,757,948	$4,563,372	$4,527,008
Costs and operating expenses
Cost of goods sold	1,340,262	1,317,391	2,151,926	2,180,773
Selling, general and administrative expenses	1,149,824	1,166,654	2,185,435	2,195,352
Total costs and operating expenses	2,490,086	2,484,045	4,337,361	4,376,125
Operating income	312,620	273,903	226,011	150,883
Interest income	3,408	3,678	5,926	7,073
Interest expense	(49,617)	(46,366)	(93,255)	(90,708)
Other income (expense), net	1,870	(660)	3,006	(2,146)
Income from continuing operations before income taxes	268,281	230,555	141,688	65,102
Income tax expense	78,516	28,046	68,331	14,620
Income from continuing operations	189,765	202,509	73,357	50,482
Loss from discontinued operations, net of tax	—	(150,331)	—	(257,190)
Net income (loss)	$189,765	$52,178	$73,357	$(206,708)
Earnings (loss) per common share - basic
Continuing operations	$0.49	$0.52	$0.19	$0.13
Discontinued operations	—	(0.39)	—	(0.66)
Total earnings (loss) per common share - basic	$0.49	$0.13	$0.19	$(0.53)
Earnings (loss) per common share - diluted
Continuing operations	$0.48	$0.52	$0.19	$0.13
Discontinued operations	—	(0.38)	—	(0.66)
Total earnings (loss) per common share - diluted	$0.48	$0.13	$0.19	$(0.53)
Weighted average shares outstanding
Basic	390,648	389,044	390,336	388,892
Diluted	393,986	390,945	393,043	390,198

See notes to consolidated financial statements.
VF Corporation Q2 FY26 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands)	2025	2024	2025	2024
Net income (loss)	$189,765	$52,178	$73,357	$(206,708)
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(5,643)	(4,519)	6,326	(20,292)
Income tax effect	(1,585)	22,417	44,008	18,737
Defined benefit pension plans
Current period actuarial losses	(1,174)	—	(1,174)	—
Amortization of net deferred actuarial losses	4,874	5,051	9,745	10,097
Amortization of deferred prior service credits	(158)	(150)	(311)	(294)
Reclassification of net actuarial loss from settlement charge	341	—	341	—
Reclassification of deferred prior service cost due to curtailments	—	—	(531)	—
Income tax effect	(981)	(1,287)	(2,031)	(2,557)
Derivative financial instruments
Gains (losses) arising during the period	20,842	(54,435)	(110,448)	(34,414)
Income tax effect	(2,663)	6,597	19,315	2,361
Reclassification of net (gains) losses realized	(533)	10,685	(13,838)	24,414
Income tax effect	63	(1,312)	2,297	(4,301)
Other comprehensive income (loss)	13,383	(16,953)	(46,301)	(6,249)
Comprehensive income (loss)	$203,148	$35,225	$27,056	$(212,957)

See notes to consolidated financial statements.
5 VF Corporation Q2 FY26 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$73,357	$(206,708)
Loss from discontinued operations, net of tax	—	(257,190)
Income from continuing operations, net of tax	73,357	50,482
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation and amortization	134,164	126,396
Reduction in the carrying amount of right-of-use assets	172,654	179,206
Stock-based compensation	38,347	30,648
Provision for doubtful accounts	6,452	11,366
Pension expense in excess of (less than) contributions	(4,258)	4,028
Other, net	10,643	(31,369)
Changes in operating assets and liabilities:
Accounts receivable	(619,530)	(553,730)
Inventories	(315,748)	(362,748)
Accounts payable	267,963	328,418
Income taxes	(9,362)	(72,070)
Accrued liabilities	71,121	136,881
Operating lease right-of-use assets and liabilities	(180,590)	(176,754)
Other assets and liabilities	(17,681)	27,423
Cash used by operating activities - continuing operations	(372,468)	(301,823)
Cash provided by operating activities - discontinued operations	—	20,052
Cash used by operating activities	(372,468)	(281,771)
INVESTING ACTIVITIES
Proceeds from sale of assets	905	76,683
Capital expenditures	(54,763)	(45,953)
Software purchases	(25,831)	(25,727)
Other, net	(10,376)	(21,424)
Cash used by investing activities - continuing operations	(90,065)	(16,421)
Cash used by investing activities - discontinued operations	—	(4,413)
Cash used by investing activities	(90,065)	(20,834)
FINANCING ACTIVITIES
Net increase in short-term borrowings	489,912	199,262
Payments on long-term debt	(566)	(551)
Payment of debt issuance costs	(12,601)	—
Cash dividends paid	(70,312)	(70,048)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	(4,594)	(2,689)
Cash provided by financing activities	401,839	125,974
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	64,723	14,304
Net change in cash, cash equivalents and restricted cash	4,029	(162,327)
Cash, cash equivalents and restricted cash – beginning of year	431,475	676,957
Cash, cash equivalents and restricted cash – end of period	$435,504	$514,630

Continued on next page.

See notes to consolidated financial statements.
VF Corporation Q2 FY26 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2025	2024
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$419,115	$492,164
Other current assets	11,265	2,154
Current assets held-for-sale	5,000	—
Current and other assets of discontinued operations	—	20,312
Other assets	124	—
Total cash, cash equivalents and restricted cash	$435,504	$514,630

See notes to consolidated financial statements.
7 VF Corporation Q2 FY26 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 2025
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2025	390,555,382	$97,639	$3,527,375	$(1,037,424)	$(1,295,307)	$1,292,283
Net income (loss)	—	—	—	—	189,765	189,765
Dividends on Common Stock ($0.09 per share)	—	—	(35,162)	—	—	(35,162)
Stock-based compensation, net	157,238	39	19,052	—	(1,505)	17,586
Foreign currency translation and other	—	—	—	(7,228)	—	(7,228)
Defined benefit pension plans	—	—	—	2,902	—	2,902
Derivative financial instruments	—	—	—	17,709	—	17,709
Balance, September 2025	390,712,620	$97,678	$3,511,265	$(1,024,041)	$(1,107,047)	$1,477,855

	Three Months Ended September 2024
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2024	389,181,642	$97,295	$3,580,175	$(1,053,627)	$(1,235,938)	$1,387,905
Net income (loss)	—	—	—	—	52,178	52,178
Dividends on Common Stock ($0.09 per share)	—	—	(35,033)	—	—	(35,033)
Stock-based compensation, net	101,777	26	20,056	—	(1,812)	18,270
Foreign currency translation and other	—	—	—	17,898	—	17,898
Defined benefit pension plans	—	—	—	3,614	—	3,614
Derivative financial instruments	—	—	—	(38,465)	—	(38,465)
Balance, September 2024	389,283,419	$97,321	$3,565,198	$(1,070,580)	$(1,185,572)	$1,406,367

Continued on next page.

See notes to consolidated financial statements.

VF Corporation Q2 FY26 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended September 2025
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2025	389,695,199	$97,424	$3,540,686	$(977,740)	$(1,173,011)	$1,487,359
Net income (loss)	—	—	—	—	73,357	73,357
Dividends on Common Stock ($0.18 per share)	—	—	(70,312)	—	—	(70,312)
Stock-based compensation, net	1,017,421	254	40,891	—	(7,393)	33,752
Foreign currency translation and other	—	—	—	50,334	—	50,334
Defined benefit pension plans	—	—	—	6,039	—	6,039
Derivative financial instruments	—	—	—	(102,674)	—	(102,674)
Balance, September 2025	390,712,620	$97,678	$3,511,265	$(1,024,041)	$(1,107,047)	$1,477,855

	Six Months Ended September 2024
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2024	388,836,219	$97,209	$3,600,071	$(1,064,331)	$(974,584)	$1,658,365
Net income (loss)	—	—	—	—	(206,708)	(206,708)
Dividends on Common Stock ($0.18 per share)	—	—	(70,048)	—	—	(70,048)
Stock-based compensation, net	447,200	112	35,175	—	(4,280)	31,007
Foreign currency translation and other	—	—	—	(1,555)	—	(1,555)
Defined benefit pension plans	—	—	—	7,246	—	7,246
Derivative financial instruments	—	—	—	(11,940)	—	(11,940)
Balance, September 2024	389,283,419	$97,321	$3,565,198	$(1,070,580)	$(1,185,572)	$1,406,367

See notes to consolidated financial statements.

9 VF Corporation Q2 FY26 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q2 FY26 Form 10-Q 10

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 30, 2025 through March 28, 2026 (“Fiscal 2026”). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2026. For presentation purposes herein, all references to periods ended September 2025 and September 2024 relate to the fiscal periods ended on September 27, 2025 and September 28, 2024, respectively. References to March 2025 relate to information as of March 29, 2025.
Basis of Presentation
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell the Dickies® brand business ("Dickies"). The Company determined that the associated assets and liabilities met the held-for-sale accounting criteria and they were classified accordingly in the September 2025 Consolidated Balance Sheet. Refer to Note 4 for additional information on the planned divestiture.
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
Reportable segment results for all prior periods presented within these notes to the interim consolidated financial statements have been recast to reflect the change in reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to Note 15 for additional information on VF's reportable segments.
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended September 2025 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2026. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 29, 2025 (“Fiscal 2025 Form 10-K”).
Use of Estimates
In preparing the interim consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the interim consolidated financial statements and accompanying notes. Actual results may differ from those estimates due to risks and uncertainties, including the impact of the imposed reciprocal tariffs on foreign imports by the U.S. government. The high level of uncertainty regarding these tariffs may result in estimates and assumptions that have the potential for more variability and are more subjective, including those applied in the Company's forecasted results of operations and cash flows, which are used in the determination of fair value for goodwill and indefinite-lived intangible asset impairment testing. While estimates and assumptions made by management are based upon currently available information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions.
11 VF Corporation Q2 FY26 Form 10-Q

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
In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the intended function. The amendments are effective for interim and annual periods beginning in Fiscal 2029, with early adoption permitted. The guidance can be applied using a prospective, retrospective or modified transition approach. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements and related disclosures.
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	September 2025	March 2025	September 2024
Contract assets (a)	$2,356	$2,448	$4,392
Contract liabilities (b)	66,714	78,421	66,693
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three and six months ended September 2025, the Company recognized $47.3 million and $100.6 million, respectively, of revenue that was included in the contract liability balance during the period, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Performance Obligations
As of September 2025, the Company expects to recognize $51.2 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through March 2031. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of September 2025, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
VF Corporation Q2 FY26 Form 10-Q 12

Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended September 2025 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$1,205,106	$378,142	$293,699	$1,876,947
Direct-to-consumer	455,075	376,800	77,986	909,861
Royalty	3,298	5,808	6,792	15,898
Total	$1,663,479	$760,750	$378,477	$2,802,706

Geographic revenues
Americas	$695,600	$435,413	$212,479	$1,343,492
Europe	667,700	261,440	143,515	1,072,655
Asia-Pacific	300,179	63,897	22,483	386,559
Total	$1,663,479	$760,750	$378,477	$2,802,706

	Three Months Ended September 2024 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$1,136,994	$404,180	$286,622	$1,827,796
Direct-to-consumer	426,748	413,712	74,477	914,937
Royalty	2,980	6,644	5,591	15,215
Total	$1,566,722	$824,536	$366,690	$2,757,948

Geographic revenues
Americas	$664,416	$482,634	$208,808	$1,355,858
Europe	609,526	267,807	132,222	1,009,555
Asia-Pacific	292,780	74,095	25,660	392,535
Total	$1,566,722	$824,536	$366,690	$2,757,948

	Six Months Ended September 2025 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$1,661,937	$770,565	$468,951	$2,901,453
Direct-to-consumer	807,285	677,829	145,410	1,630,524
Royalty	6,723	12,043	12,629	31,395
Total	$2,475,945	$1,460,437	$626,990	$4,563,372

Geographic revenues
Americas	$1,068,447	$839,448	$373,195	$2,281,090
Europe	940,544	474,947	208,427	1,623,918
Asia-Pacific	466,954	146,042	45,368	658,364
Total	$2,475,945	$1,460,437	$626,990	$4,563,372
13 VF Corporation Q2 FY26 Form 10-Q

	Six Months Ended September 2024 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$1,563,998	$822,241	$455,330	$2,841,569
Direct-to-consumer	750,235	765,467	140,190	1,655,892
Royalty	6,119	13,562	9,866	29,547
Total	$2,320,352	$1,601,270	$605,386	$4,527,008

Geographic revenues
Americas	$1,028,096	$940,290	$363,171	$2,331,557
Europe	854,488	490,276	197,127	1,541,891
Asia-Pacific	437,768	170,704	45,088	653,560
Total	$2,320,352	$1,601,270	$605,386	$4,527,008
(a)In the first quarter of Fiscal 2026, VF realigned its reportable segments. The three and six months ended September 2024 have been recast to reflect this change. Refer to Note 15 for additional information regarding the Company's reportable segments.
(b)"All Other" is included for purposes of reconciliation of revenues, but it is not considered a reportable segment. "All Other" includes the Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker® brands.
NOTE 4 — ASSETS HELD-FOR-SALE AND DISCONTINUED OPERATIONS

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.

Assets Held-for-Sale
Dickies
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell Dickies for $600.0 million in cash, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. The Company determined that the associated assets and liabilities met the held-for-sale accounting criteria and they were classified accordingly in the September 2025 Consolidated Balance Sheet. The Company determined that the planned sale of Dickies does not represent a strategic shift that will have a major effect on the Company's operations and financial results, and therefore does not qualify for presentation as a discontinued operation. The results of operations for Dickies are included within the "All Other" category in Note 15, Reportable Segment Information.
The carrying value of the assets and liabilities classified as held-for-sale is expected to be lower than the fair value, less estimated costs to sell. Therefore, VF expects to record a pre-tax gain in the third quarter of Fiscal 2026 in connection with the closing of the transaction, subject to customary adjustment based on the terms of the agreement.
VF Corporation Q2 FY26 Form 10-Q 14

Summarized Held-for-Sale Financial Information
The following table presents the assets and liabilities of Dickies at September 2025:

(In thousands)	September 2025
Cash and cash equivalents	$5,000
Accounts receivable, net	104,972
Inventories	140,842
Other current assets	11,346
Property, plant and equipment, net	27,530
Intangible assets, net	244,503
Goodwill (a)	—
Operating lease right-of-use assets	1,092
Other assets	1,222
Total assets held-for-sale	$536,507

Current portion of long-term debt	$1,027
Accounts payable	24,243
Accrued liabilities	30,584
Long-term debt	13,457
Operating lease liabilities	679
Other liabilities	510
Total liabilities held-for-sale	$70,500
(a)The Dickies reporting unit goodwill was fully impaired as of the third quarter of Fiscal 2024, and accumulated impairment charges were $61.8 million.

Discontinued Operations
Supreme
On July 16, 2024, VF entered into a Purchase Agreement with EssilorLuxottica S.A. to sell Supreme for an aggregate base purchase price of $1.500 billion, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses as more fully set forth in the Purchase Agreement. On October 1, 2024, VF completed the sale of Supreme. VF received proceeds of $1.506 billion, net of cash sold, resulting in a final after-tax loss on sale of $126.6 million, of which an estimated after-tax loss of $124.8 million was included in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Operations for the three and six months ended September 2024. VF used a portion of the net cash proceeds to prepay $1.0 billion of its delayed draw Term Loan ("DDTL") pursuant to the terms of the DDTL Agreement, as amended, which required repayment within ten business days of VF’s receipt of the net cash proceeds from the sale of Supreme, and to repay $450.0 million of commercial paper borrowings upon maturity during the third quarter of Fiscal 2025.
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
The results of Supreme were previously reported in the Active segment. The results of Supreme recorded in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Operations were losses of $150.3 million (including an after-tax estimated loss on sale of $124.8 million) and $257.2 million (including an after-tax estimated loss on sale of $124.8 million and goodwill and intangible asset impairment charges of $145.0 million) for the three and six months ended September 2024, respectively.
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
Under the terms of a transition services agreement, the Company provided certain post-closing accounting, tax, treasury, digital technology, supply chain and human resource services on a transitional basis for periods generally up to 12 months from the closing date of the transaction.
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
15 VF Corporation Q2 FY26 Form 10-Q

Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for Supreme that are included in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

(In thousands)	2025 (a)	2024	2025 (a)	2024
Revenues	$—	$101,253	$—	$239,494
Cost of goods sold	—	41,688	—	93,949
Selling, general and administrative expenses	—	50,700	—	108,553
Impairment of goodwill and intangible assets	—	—	—	145,000
Interest expense, net (b)	—	(16,037)	—	(30,767)
Other income (expense), net	—	447	—	(17)
Loss from discontinued operations before income taxes	—	(6,725)	—	(138,792)
Estimated loss on the sale of discontinued operations before income taxes	—	(132,538)	—	(132,538)
Total loss from discontinued operations before income taxes	—	(139,263)	—	(271,330)
Income tax expense (benefit)	—	11,068	—	(14,140)
Loss from discontinued operations, net of tax	$—	$(150,331)	$—	$(257,190)
(a)There was no activity during the three and six months ended September 2025.
(b)As noted above, interest expense and the related interest rate swap impact for the DDTL were allocated to discontinued operations.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as of September 2024.

(In thousands)	September 2024
Cash and cash equivalents	$20,188
Accounts receivable, net	13,066
Inventories	89,779
Other current assets	18,910
Property, plant and equipment, net	36,166
Intangible assets, net	801,000
Goodwill	724,800
Operating lease right-of-use assets	86,465
Other assets	19,157
Deferred income tax assets (a)	(86,009)
Allowance to reduce assets to estimated fair value, less costs to sell	(132,538)
Total assets of discontinued operations	$1,590,984

Accounts payable	$27,665
Accrued liabilities	38,872
Operating lease liabilities	78,723
Other liabilities	2,531
Total liabilities of discontinued operations	$147,791
(a)Deferred income tax balances reflect VF’s consolidated netting by jurisdiction.
VF Corporation Q2 FY26 Form 10-Q 16

NOTE 5 — INVENTORIES

(In thousands)	September 2025	March 2025	September 2024
Finished products	$1,815,846	$1,588,124	$2,046,494
Work-in-process	39,933	38,808	36,324
Raw materials	116	93	100
Total inventories	$1,855,895	$1,627,025	$2,082,918
NOTE 6 — INTANGIBLE ASSETS

			September 2025			March 2025
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	20 years	Accelerated	$250,835	$199,314	$51,521	$61,822
Indefinite-lived intangible assets:
Trademarks and trade names					1,424,324	1,648,885
Intangible assets, net					$1,475,845	$1,710,707

During the three months ended September 2025, the Company reclassified intangible assets of $244.5 million to assets held-for-sale related to the planned divestiture of Dickies. Refer to Note 4 for additional information regarding the planned divestiture.
Amortization expense for the three and six months ended September 2025 was $3.1 million and $6.3 million, respectively.
Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2026 is $11.8 million, $10.6 million, $9.9 million, $9.0 million and $7.0 million, respectively.
NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment and the "All Other" category as follows:

(In thousands)	Outdoor	Active	All Other (a)	Total
Balance, March 2025	$102,146	$328,449	$172,791	$603,386
Foreign currency translation	117	12,419	4,693	17,229
Balance, September 2025	$102,263	$340,868	$177,484	$620,615
(a)"All Other" is included for purposes of reconciliation of goodwill, but it is not considered a reportable segment.
In connection with the realignment of the Company's segment reporting structure, the Company allocated goodwill related to Timberland PRO to the Timberland reporting unit as of the first day of the first quarter of Fiscal 2026. As a result of the change in reportable segments, the Company performed impairment assessments both before and after the segment change became effective, and no impairment of goodwill was identified. Balances as of March 2025 have been retrospectively adjusted to reflect the reallocation. Refer to Note 15 for additional information regarding the Company's reportable segments.

Accumulated impairment charges for the Outdoor reportable segment were $730.2 million as of September 2025 and March 2025. Accumulated impairment charges for the "All Other" category were $77.0 million and $138.8 million as of September 2025 and March 2025, respectively. During the three months ended September 2025, accumulated goodwill impairment charges related to Dickies of $61.8 million, which were previously included in the "All Other" category, were reclassified to assets held-for-sale due to the planned divestiture of Dickies. The Dickies reporting unit goodwill was fully impaired as of the third quarter of Fiscal 2024. Refer to Note 4 for additional information regarding the planned divestiture. No impairment charges were recorded during the six months ended September 2025.
17 VF Corporation Q2 FY26 Form 10-Q

NOTE 8 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and gains recognized from sale leaseback transactions. The components of lease cost were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2025	2024	2025	2024
Operating lease cost	$103,037	$103,942	$201,465	$204,553
Other lease cost	32,292	30,863	67,205	53,110
Total lease cost	$135,329	$134,805	$268,670	$257,663

During the six months ended September 2024, the Company entered into a sale leaseback transaction for certain warehouse real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of $15.5 million in the selling, general and administrative ("SG&A") expenses line item in VF's Consolidated Statement of Operations for the six months ended September 2024.
During the six months ended September 2025 and 2024, the Company paid $207.8 million and $211.8 million for operating leases, respectively. During the six months ended September 2025 and 2024, the Company obtained $223.8 million and $227.9 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 9 — SHORT-TERM BORROWINGS
ABL Credit Facility
On August 26, 2025, VF entered into a credit agreement that provides the Company with a $1.5 billion senior secured asset based revolving credit facility (the "ABL Credit Facility"), subject to a borrowing base that is composed of eligible credit card receivables, eligible wholesale receivables, eligible inventory and eligible in-transit inventory. The ABL Credit Facility includes up to a $100.0 million letter of credit subfacility and a $100.0 million swing-line subfacility. The ABL Credit Facility includes up to a $400.0 million subfacility for borrowings by borrowers formed in Switzerland and Germany, with the German sublimit capped at $75.0 million, subject to a borrowing base composed of eligible wholesale receivables, eligible inventory, and eligible in-transit inventory for the Swiss borrowings and composed of eligible wholesale receivables for the German borrowings.
The ABL Credit Facility has a stated maturity date of August 26, 2030 and replaces VF's previous $2.25 billion senior unsecured revolving line of credit, dated November 24, 2021 (as amended, the "Terminated Agreement").
The ABL Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility up to a maximum of $2.0 billion, subject to the terms and conditions of the credit agreement. Borrowings under the ABL Credit Facility may be used (i) to refinance the Company’s existing indebtedness owed under the Terminated Agreement, (ii) to fund fees and expenses associated with the ABL Credit Facility, and (iii) for working capital and general corporate purposes. Multicurrency borrowings are available under the credit agreement, including borrowings in U.S. dollars, Canadian dollars, euros, sterling, and Swiss francs (subject to certain limitations as set forth in the credit agreement). Borrowings under the credit agreement bear interest at a rate per annum based on the currency borrowed and borrowing type (swing loan, base rate loan or benchmark/term rate loan), plus the applicable margin (ranging from 0.50% to 2.00% based on borrowing type and average Global Excess Availability, as set forth in the credit agreement). The applicable margin is subject to a one-time permanent 0.25% reduction if VF achieves a Leverage Ratio (as defined in the credit agreement) of less than 4.00 to 1.00 for any period of four consecutive fiscal quarter periods ending after the closing date. In addition to paying interest on the outstanding principal, the Company is required to pay a commitment fee on the unutilized commitments under the ABL Credit Facility. The commitment fee is between 0.25% and 0.375% depending on the usage of the ABL Credit Facility relative to the maximum principal amount. VF is also required to pay letter of credit fees, as detailed in the credit agreement.
The ABL Credit Facility contains various customary affirmative and negative covenants, which include, among other things, required financial reporting, limitations on indebtedness and granting certain liens, restrictions on fundamental changes to the business, restrictions on disposal of assets, restrictions on changes to the nature of the business, restrictions on prepayment of certain indebtedness, restricted payment limitations, along with other restrictions and limitations similar to those typical for credit facilities of this type. Certain actions restricted by the negative covenants are permitted so long as Payment Conditions, as defined in the credit agreement, are satisfied.
The ABL Credit Facility includes a financial covenant that requires VF to maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 for the 12-month period ending on the last day of any applicable fiscal quarter. However, the financial covenant only applies if at any time Global Excess Availability (as defined in the credit agreement) is less than the greater of (i) 10.0% of the Global Line Cap (as defined in the credit agreement), and (ii) $100.0 million, and ceases to apply when Global Excess Availability has equaled or exceeded the greater of (i) 10.0% of the Global Line Cap, and (ii) $100.0 million for 30 consecutive days. As of September 2025, specified availability under the ABL Credit Facility exceeded the required threshold and, as a result, the financial covenant was not applicable.
VF Corporation Q2 FY26 Form 10-Q 18

The Company was in compliance with all applicable debt covenants as of September 2025.
As of September 2025, the Company had $491.3 million of outstanding borrowings under the ABL Credit Facility, with a weighted average interest rate of 5.4%. Reserves for outstanding, unfunded letters of credit under the ABL Credit Facility were $0.6 million as of September 2025. Availability under the ABL Credit Facility was $994.6 million as of September 2025, after giving effect to the borrowing base, outstanding borrowings and outstanding letters of credit.
NOTE 10 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. At September 2025, March
2025 and September 2024, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $696.6 million, $481.7 million and $804.9 million, respectively, due to suppliers that are eligible to participate in the SCF program.
NOTE 11 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2025	2024	2025	2024
Service cost – benefits earned during the period	$2,593	$2,498	$5,106	$4,906
Interest cost on projected benefit obligations	11,178	11,715	22,325	23,395
Expected return on plan assets	(15,039)	(15,334)	(30,046)	(30,630)
Settlement charge	341	—	341	—
Curtailments	—	—	(531)	—
Amortization of deferred amounts:
Net deferred actuarial losses	4,874	5,051	9,745	10,097
Deferred prior service credits	(158)	(150)	(311)	(294)
Net periodic pension cost	$3,789	$3,780	$6,629	$7,474

VF has reported the service cost component of net periodic pension cost in operating income and the other components, which include interest cost, expected return on plan assets, settlement charges, curtailments and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $10.9 million to its defined benefit plans during the six months ended September 2025, and intends to make approximately $6.0 million of contributions during the remainder of Fiscal 2026.
VF recorded a $0.3 million settlement charge in the other income (expense), net line item in the Consolidated Statements of Operations for the three and six months ended September 2025. The settlement charge related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate.
VF recorded $0.5 million in curtailment gains in the other income (expense), net line item in the Consolidated Statement of Operations for the six months ended September 2025, related to employee exits from an international plan resulting from restructuring actions.
In May 2025 VF executed a resolution to terminate the U.S. qualified plan, which is frozen and no longer accrues benefits. As of September 2025, the fair value of the plan's assets exceeded its benefit obligation. The termination of the plan was effective July 31, 2025, is subject to the appropriate regulatory approvals, and is expected to be completed in Fiscal 2026. VF's settlement obligations and related charges will depend upon both the nature and timing of participant settlements and prevailing market conditions. VF currently estimates non-cash settlement charges to be between $200.0 and $300.0 million.
NOTE 12 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the six months ended September 2025, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of September 2025, March 2025 or September 2024. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings (accumulated deficit).
19 VF Corporation Q2 FY26 Form 10-Q

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

(In thousands)	September 2025	March 2025	September 2024
Foreign currency translation and other	$(770,855)	$(821,189)	$(869,994)
Defined benefit pension plans	(174,008)	(180,047)	(175,087)
Derivative financial instruments	(79,178)	23,496	(25,499)
Accumulated other comprehensive loss	$(1,024,041)	$(977,740)	$(1,070,580)
The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended September 2025
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2025	$(763,627)	$(176,910)	$(96,887)	$(1,037,424)
Other comprehensive income (loss) before reclassifications	(7,228)	(865)	18,179	10,086
Amounts reclassified from accumulated other comprehensive loss	—	3,767	(470)	3,297
Net other comprehensive income (loss)	(7,228)	2,902	17,709	13,383
Balance, September 2025	$(770,855)	$(174,008)	$(79,178)	$(1,024,041)

	Three Months Ended September 2024
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2024	$(887,892)	$(178,701)	$12,966	$(1,053,627)
Other comprehensive income (loss) before reclassifications	17,898	(26)	(47,838)	(29,966)
Amounts reclassified from accumulated other comprehensive loss	—	3,640	9,373	13,013
Net other comprehensive income (loss)	17,898	3,614	(38,465)	(16,953)
Balance, September 2024	$(869,994)	$(175,087)	$(25,499)	$(1,070,580)

	Six Months Ended September 2025
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2025	$(821,189)	$(180,047)	$23,496	$(977,740)
Other comprehensive income (loss) before reclassifications	50,334	(855)	(91,133)	(41,654)
Amounts reclassified from accumulated other comprehensive loss	—	6,894	(11,541)	(4,647)
Net other comprehensive income (loss)	50,334	6,039	(102,674)	(46,301)
Balance, September 2025	$(770,855)	$(174,008)	$(79,178)	$(1,024,041)
VF Corporation Q2 FY26 Form 10-Q 20

	Six Months Ended September 2024
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2024	$(868,439)	$(182,333)	$(13,559)	$(1,064,331)
Other comprehensive loss before reclassifications	(1,555)	(36)	(32,053)	(33,644)
Amounts reclassified from accumulated other comprehensive loss	—	7,282	20,113	27,395
Net other comprehensive income (loss)	(1,555)	7,246	(11,940)	(6,249)
Balance, September 2024	$(869,994)	$(175,087)	$(25,499)	$(1,070,580)
Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended September		Six Months Ended September
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2025	2024	2025	2024
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(4,874)	$(5,051)	$(9,745)	$(10,097)
Deferred prior service credits	Other income (expense), net	158	150	311	294
Pension settlement charge	Other income (expense), net	(341)	—	(341)	—
Pension curtailment gains	Other income (expense), net	—	—	531	—
Total before tax		(5,057)	(4,901)	(9,244)	(9,803)
Income tax effect		1,290	1,261	2,350	2,521
Net of tax		(3,767)	(3,640)	(6,894)	(7,282)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Revenues	545	(7,851)	(1,426)	(12,182)
Foreign exchange contracts	Cost of goods sold	(863)	(4,001)	14,171	(14,127)
Foreign exchange contracts	SG&A expenses	(250)	(47)	(511)	(455)
Foreign exchange contracts	Other income (expense), net	1,074	53	1,550	(3)
Interest rate contracts	Interest expense	27	27	54	54
Interest rate contracts	Loss from discontinued operations, net of tax	—	1,134	—	2,299
Total before tax		533	(10,685)	13,838	(24,414)
Income tax effect		(63)	1,312	(2,297)	4,301
Net of tax		470	(9,373)	11,541	(20,113)
Total reclassifications for the period, net of tax		$(3,297)	$(13,013)	$4,647	$(27,395)
NOTE 13 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the three months ended September 2025, VF granted 516,605 performance-based restricted stock units ("RSUs") with a market condition to the Chief Executive Officer ("CEO") that enables him to receive shares of VF Common Stock at the end of a performance cycle that goes through Fiscal 2028. Each performance-based RSU has a potential final payout of either zero or one share of VF Common Stock. The number of shares earned by the CEO, if any, is based on achievement of an operating income percentage for Fiscal 2028 and a VF stock price target during the performance period. The targets for both were set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to the CEO following the conclusion of the performance period, subject to completion of a one-year holding period. The grant date fair value of the award incorporated achievement of the stock price target using a Monte Carlo simulation technique that incorporates option-pricing model inputs and was $5.10 per share. The grant date fair value is being recognized over the service period so long as achievement of the operating income percentage target is probable.
During the six months ended September 2025, VF granted 1,474,178 RSUs to executives that enable them to receive shares of VF Common Stock over a five-year vesting period. The fair market value of VF Common Stock at the date the units were granted was $12.55 per share. These units vest 25% on the second, third, fourth and fifth anniversaries of the grant date. The number of units paid for the portion of the RSUs that vest on
21 VF Corporation Q2 FY26 Form 10-Q

the fifth anniversary of the grant date are subject to relative total shareholder return ("TSR") targets set by the Talent and Compensation Committee of the Board of Directors, and will be paid in full or decreased to zero, based on how VF's TSR over the five-year period compares to the TSR for companies included in the Standard & Poor's 600 Consumer Discretionary Sector Index. The grant date fair value of the TSR-based adjustment related to the RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $9.09 per share.
During the six months ended September 2025, VF granted 146,135 nonperformance-based stock units to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $12.55 per share.
In addition, VF granted 4,442,776 nonperformance-based RSUs to employees and executives during the six months ended September 2025. These units generally vest over periods up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $12.54 per share.
NOTE 14 — INCOME TAXES

The effective income tax rate for the six months ended September 2025 was 48.2% compared to 22.5% in the 2024 period. The six months ended September 2025 included a net discrete tax expense of $2.5 million, which was comprised primarily of a $5.6 million tax expense related to stock compensation and a $3.1 million net tax benefit related to unrecognized tax benefits and interest. Excluding the $2.5 million net discrete tax expense in the 2025 period, the effective income tax rate would have been 46.5%. The six months ended September 2024 included a net discrete tax benefit of $5.8 million, which was comprised primarily of a $9.5 million net tax benefit related to unrecognized tax benefits and interest and a $5.3 million tax expense related to stock compensation. Excluding the $5.8 million net discrete tax benefit in the 2024 period, the effective income tax rate would have been 31.4%. Without discrete items, the effective income tax rate for the six months ended September 2025 increased by 15.1% compared with the 2024 period primarily due to an increase in tax rates on foreign earnings.
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
On July 4, 2025, the U.S. signed into law the One Big Beautiful Bill Act, which included various provisions specific to businesses. The legislation has multiple effective dates, with certain provisions effective in Fiscal 2026 and others implemented in subsequent years. The Company has reflected the impact of the enacted provisions in its financial statements for the second quarter of Fiscal 2026, which were determined to be immaterial.
During the six months ended September 2025, the amount of net unrecognized tax benefits and associated interest decreased by $3.3 million to $322.3 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $139.4 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $136.2 million would reduce income tax expense.
NOTE 15 — REPORTABLE SEGMENT INFORMATION
VF's President and CEO is the Company's CODM. The Company's individual global brands, or in certain cases the combination of global brands, have been determined to be operating segments. The operating segments have been evaluated and aggregated into reportable segments because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. In the first quarter of Fiscal 2026, VF realigned its reportable segments to reflect a change in how the Timberland® brand is managed and the CODM's key areas of focus. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026. This operating segment has been aggregated with The North Face® brand in the Outdoor reportable segment and the Vans®, Kipling®, Eastpak® and JanSport® brands have been aggregated in the Active reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an "All Other" category. This group includes the Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker® brands. Results for the "All Other" category are included as a reconciling item between the Company's reportable segments and its consolidated results of operations and assets.
Reportable segment results for all prior periods have been recast to reflect the change in reportable segments. These changes had no impact on previously reported consolidated results of operations.
VF Corporation Q2 FY26 Form 10-Q 22

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
Financial information for VF's segments is as follows:

	Three Months Ended September 2025
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$1,663,479	$760,750	$2,424,229
"All Other" revenues			378,477
Total revenues			2,802,706
Less:
Cost of goods sold	822,350	324,366
Marketing expenses	119,990	64,196
Other SG&A expenses	423,058	306,974
Other segment items (a)	2,659	534
Segment profit	300,740	65,748	366,488
Corporate and other expenses			(95,672)
Interest expense, net			(46,209)
"All Other" profit			43,674
Income from continuing operations before income taxes			$268,281
(a)For each reportable segment, 'Other segment items' includes certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
23 VF Corporation Q2 FY26 Form 10-Q

	Three Months Ended September 2024
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$1,566,722	$824,536	$2,391,258
"All Other" revenues			366,690
Total revenues			2,757,948
Less:
Cost of goods sold	783,343	335,465
Marketing expenses	104,793	74,695
Other SG&A expenses	400,976	320,927
Other segment items (a)	528	2
Segment profit	278,138	93,451	371,589
Corporate and other expenses			(138,238)
Interest expense, net (b)			(42,688)
"All Other" profit			39,892
Income from continuing operations before income taxes			$230,555
(a)For each reportable segment, 'Other segment items' includes certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
(b)Interest expense and the related interest rate swap impact for the DDTL, which totaled $16.2 million for the three months ended September 2024, were allocated to discontinued operations due to the requirement within the DDTL's amended agreement that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.

	Six Months Ended September 2025
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$2,475,945	$1,460,437	$3,936,382
"All Other" revenues			626,990
Total revenues			4,563,372
Less:
Cost of goods sold	1,208,427	623,135
Marketing expenses	191,581	117,313
Other SG&A expenses	821,611	598,254
Other segment items (a)	4,144	851
Segment profit	258,470	122,586	381,056
Corporate and other expenses			(200,232)
Interest expense, net			(87,329)
"All Other" profit			48,193
Income from continuing operations before income taxes			$141,688
(a)For each reportable segment, 'Other segment items' includes certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
VF Corporation Q2 FY26 Form 10-Q 24

	Six Months Ended September 2024
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$2,320,352	$1,601,270	$3,921,622
"All Other" revenues			605,386
Total revenues			4,527,008
Less:
Cost of goods sold	1,184,919	665,592
Marketing expenses	171,182	142,017
Other SG&A expenses	759,589	628,730
Other segment items (a)	589	(15)
Segment profit	205,251	164,916	370,167
Corporate and other expenses			(253,757)
Interest expense, net (b)			(83,635)
"All Other" profit			32,327
Income from continuing operations before income taxes			$65,102
(a)For each reportable segment, 'Other segment items' includes certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
(b)Interest expense and the related interest rate swap impact for the DDTL, which totaled $31.1 million for the six months ended September 2024, were allocated to discontinued operations due to the requirement within the DDTL's amended agreement that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.

(In thousands)	September 2025	March 2025	September 2024
Segment assets:
Outdoor	$2,454,730	$1,552,908	$2,367,478
Active	894,891	860,128	911,778
All Other	370,102	507,223	616,577
Corporate and other	17,770	28,429	7,282
Total segment assets	3,737,493	2,948,688	3,903,115
Cash and cash equivalents	419,115	429,382	492,164
Property, plant and equipment, net	688,478	720,879	755,802
Goodwill and intangible assets, net	2,096,460	2,314,093	2,426,628
Operating lease right-of-use assets	1,347,097	1,262,319	1,313,030
Other assets	1,818,974	1,702,175	1,737,915
Assets held-for-sale	536,507	—	—
Assets of discontinued operations	—	—	1,590,984
Consolidated assets	$10,644,124	$9,377,536	$12,219,638

	Three Months Ended September		Six Months Ended September

(In thousands)	2025	2024	2025	2024
Depreciation and amortization:
Outdoor	$26,147	$24,171	$52,121	$48,559
Active	12,943	13,569	26,321	27,675
All Other	7,332	5,268	12,274	10,558
Corporate and other	23,380	18,763	43,448	39,604
	$69,802	$61,771	$134,164	$126,396
25 VF Corporation Q2 FY26 Form 10-Q

NOTE 16 — EARNINGS PER SHARE

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2025	2024	2025	2024
Earnings per share – basic:
Income from continuing operations	$189,765	$202,509	$73,357	$50,482
Weighted average common shares outstanding	390,648	389,044	390,336	388,892
Earnings per share from continuing operations	$0.49	$0.52	$0.19	$0.13
Earnings per share – diluted:
Income from continuing operations	$189,765	$202,509	$73,357	$50,482
Weighted average common shares outstanding	390,648	389,044	390,336	388,892
Incremental shares from stock options and other dilutive securities	3,338	1,901	2,707	1,306
Adjusted weighted average common shares outstanding	393,986	390,945	393,043	390,198
Earnings per share from continuing operations	$0.48	$0.52	$0.19	$0.13

Outstanding stock options and other potentially dilutive securities of 15.6 million and 16.1 million shares were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2025, respectively, and 13.1 million and 15.9 million shares were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2024, respectively, because the effect of their inclusion would have been anti-dilutive to those periods.
In addition, 2.6 million and 2.3 million shares of performance-based RSUs and RSUs with a TSR component were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2025, respectively, and 2.4 million and 1.6 million shares were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2024, respectively, because these units were not considered to be contingent outstanding shares in those periods.
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
VF Corporation Q2 FY26 Form 10-Q 26

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
September 2025
Financial assets:
Cash equivalents:
Money market funds	$25,186	$25,186	$—	$—
Time deposits	62,817	62,817	—	—
Derivative financial instruments	21,746	—	21,746	—
Deferred compensation and other	83,868	83,868	—	—
Financial liabilities:
Derivative financial instruments	94,367	—	94,367	—
Deferred compensation	78,510	—	78,510	—
Contingent consulting fees	5,564	—	—	5,564

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2025
Financial assets:
Cash equivalents:
Money market funds	$79,485	$79,485	$—	$—
Time deposits	12,280	12,280	—	—
Derivative financial instruments	34,371	—	34,371	—
Deferred compensation and other	78,769	78,769	—	—
Financial liabilities:
Derivative financial instruments	30,003	—	30,003	—
Deferred compensation	75,046	—	75,046	—
Contingent consulting fees	23,900	—	—	23,900
(a)There were no transfers among the levels within the fair value hierarchy during the six months ended September 2025 or the year ended March 2025.
The following table presents the activity related to the contingent consulting fees designated as Level 3:

(In thousands)	Three Months Ended September 2025	Six Months Ended September 2025
Beginning Balance	$2,861	$23,900
Cash payments	—	(20,000)
Change in fair value	2,703	1,664
Ending Balance	$5,564	$5,564
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
During the second quarter of Fiscal 2025, VF entered into a contract with a consulting firm to support Reinvent, VF's transformation program. Fees related to this contract could be up to $146.0 million, which includes $71.0 million of fixed fees and $75.0 million of contingent fees tied to increases in VF's stock price. The contingent fees are accounted for under Accounting Standards Codification Topic 718 — Stock Compensation ("ASC 718") as a liability award to a non-employee. Accordingly, VF has utilized the Monte Carlo valuation model
27 VF Corporation Q2 FY26 Form 10-Q

(Level 3) to estimate the fair value of the award at its inception, and will adjust such fair value on a quarterly basis over the measurement period, which concludes on June 30, 2027. Changes in the fair value are recognized in the SG&A expenses line item in the Consolidated Statements of Operations over the relevant service period. The valuation includes the effects of market conditions that are based upon VF's stock price performance relative to stock price targets and a minimum payout dependent on the Standard & Poor's 500 Index return and VF's TSR versus that of peer companies over the measurement period. During the six months ended September 2025, $20.0 million of contingent fees were paid to the consulting firm. As of September 2025, the total fair value of the remaining contingent fees was $6.7 million, with $2.7 million and $1.7 million recognized in the three and six months ended September 2025, respectively. As of September 2024, the total fair value of the remaining contingent fees was $30.7 million, with $13.6 million recognized in both the three and six months ended September 2024.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2025 and March 2025, their carrying values approximated their fair values. Additionally, at September 2025 and March 2025, the carrying values of VF’s long-term debt, including the current portion, were $4,128.1 million and $3,966.2 million, respectively, compared with fair values of $3,842.2 million and $3,628.8 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments at September 2025 are foreign currency exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.1 billion at September 2025, March 2025 and September 2024, consisting primarily of contracts hedging exposures to the euro, British pound, Chinese renminbi, Canadian dollar, Swiss franc, Mexican peso, Taiwan dollar, Polish zloty, Swedish krona, South Korean won and Japanese yen. These derivative contracts have maturities up to 20 months.
During the three months ended December 2024, VF settled interest rate swap contracts that were in place to hedge the cash flow risk of interest payments on the variable-rate DDTL Agreement. The DDTL was prepaid on October 4, 2024. The notional amount of VF's outstanding interest rate swap contracts was $500.0 million at September 2024.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2025	March 2025	September 2024	September 2025	March 2025	September 2024
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$21,428	$32,608	$15,846	$(93,577)	$(29,847)	$(53,621)
Interest rate contracts	—	—	324	—	—	—
Total derivatives designated as hedging instruments	21,428	32,608	16,170	(93,577)	(29,847)	(53,621)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	318	1,763	275	(790)	(156)	(948)
Total derivatives	$21,746	$34,371	$16,445	$(94,367)	$(30,003)	$(54,569)
VF Corporation Q2 FY26 Form 10-Q 28

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

	September 2025		March 2025		September 2024

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$21,746	$(94,367)	$34,371	$(30,003)	$16,445	$(54,569)
Gross amounts not offset in the Consolidated Balance Sheets	(12,336)	12,336	(13,592)	13,592	(8,282)	8,282
Net amounts	$9,410	$(82,031)	$20,779	$(16,411)	$8,163	$(46,287)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		September 2025	March 2025	September 2024
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$18,608	$32,290	$12,988
Foreign exchange contracts	Accrued liabilities	(88,490)	(19,810)	(44,300)
Foreign exchange contracts	Other assets	3,138	2,081	3,133
Foreign exchange contracts	Other liabilities	(5,877)	(10,193)	(10,269)
Interest rate contracts	Other current assets	—	—	324
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

(In thousands)	Gain (Loss) on Derivatives Recognized in Accumulated OCL Three Months Ended September		Gain (Loss) on Derivatives Recognized in Accumulated OCL Six Months Ended September

Cash Flow Hedging Relationships	2025	2024	2025	2024
Foreign exchange contracts	$20,842	$(54,203)	$(110,448)	$(34,702)
Interest rate contracts	—	(232)	—	288
Total	$20,842	$(54,435)	$(110,448)	$(34,414)

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss) Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss) Six Months Ended September

Cash Flow Hedging Relationships	Location of Gain (Loss)	2025	2024	2025	2024
Foreign exchange contracts	Revenues	$545	$(7,851)	$(1,426)	$(12,182)
Foreign exchange contracts	Cost of goods sold	(863)	(4,001)	14,171	(14,127)
Foreign exchange contracts	SG&A expenses	(250)	(47)	(511)	(455)
Foreign exchange contracts	Other income (expense), net	1,074	53	1,550	(3)
Interest rate contracts	Interest expense	27	27	54	54
Interest rate contracts	Loss from discontinued operations, net of tax	—	1,134	—	2,299
Total		$533	$(10,685)	$13,838	$(24,414)

29 VF Corporation Q2 FY26 Form 10-Q

Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as third-party and intercompany borrowings and interest payments. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three and six months ended September 2025 and September 2024.
Other Derivative Information
At September 2025, accumulated OCL included $60.1 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represented €2.0 billion in aggregate principal as of September 2025, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three and six-month periods ended September 2025, the Company recognized an after-tax gain of $4.3 million and an after-tax loss of $130.1 million, respectively, in other comprehensive income (loss) related to the net investment hedge transaction and an after-tax loss of $64.8 million and $54.0 million for the three and six-month periods ended September 2024, respectively. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
NOTE 19 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. A description of significant restructuring programs and other restructuring charges is provided below.

Reinvent

On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. All actions related to the program were substantially complete at the end of the first quarter of Fiscal 2026. Of the total charges, 74% related to severance and employee-related benefits and the remainder primarily related to asset impairments and write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the six months ended September 2025, $49.9 million of cash payments related to the Reinvent charges were made.
The type of cost and respective location of restructuring charges related to Reinvent within VF's Consolidated Statements of Operations for the three and six months ended September 2025 and 2024, and the cumulative charges recorded since the inception of Reinvent were as follows:

		Three Months Ended September		Six Months Ended September		Cumulative Charges

(In thousands)		2025	2024	2025	2024
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$4,214	$8,158	$15,462	$19,299	$146,286
Severance and employee-related benefits	Cost of goods sold	(405)	—	3,820	181	10,003
Contract termination and other	SG&A expenses	—	—	326	737	1,063
Contract termination and other	Cost of goods sold	—	—	—	157	157
Asset impairments and write-downs	SG&A expenses	(30)	—	2,170	500	50,339
Pension withdrawal	SG&A expenses	—	3,619	—	3,619	3,619
Curtailment gains	Other income (expense), net	—	—	(531)	—	(1,467)
Accelerated depreciation	SG&A expenses	—	18	—	879	1,317
Accelerated depreciation	Cost of goods sold	322	—	322	17	339
Total Reinvent Restructuring Charges		$4,101	$11,795	$21,569	$25,389	$211,656
VF Corporation Q2 FY26 Form 10-Q 30

All restructuring charges related to Reinvent recognized in the three and six months ended September 2025 and 2024 were reported within 'Corporate and other' expenses in Note 15, Reportable Segment Information.
Other Restructuring Charges
Other Restructuring Charges are related to various approved initiatives. The type of cost and respective location of Other Restructuring Charges within VF's Consolidated Statement of Operations for the three and six months ended September 2025 and 2024 were as follows:

		Three Months Ended September		Six Months Ended September

(In thousands)		2025	2024	2025	2024
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$788	$—	$788	$—
Contract termination and other	SG&A expenses	—	154	—	591
Total Other Restructuring Charges		$788	$154	$788	$591
Other Restructuring Charges by reportable segment were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2025	2024	2025	2024
Active	$331	$—	$331	$—
Corporate and other	457	154	457	591
Total	788	154	788	591
Consolidated Restructuring Charges
The activity in the restructuring accrual related to Reinvent and Other Restructuring Charges for the six-month period ended September 2025 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2025	$65,250	$337	$65,587
Charges	20,070	—	20,070
Cash payments and settlements	(49,983)	—	(49,983)
Adjustments to accruals	(16)	(337)	(353)
Impact of foreign currency	737	—	737
Accrual at September 2025	$36,058	$—	$36,058
The $36.1 million total restructuring accrual at September 2025, is expected to be paid within the next 12 months and is classified within accrued liabilities. The Company has not recognized any significant incremental costs related to the accruals for the year ended March 2025 or prior periods.
NOTE 20 — CONTINGENCIES
On September 12, 2025, a securities complaint was filed on behalf of a purported class in the U.S. District Court for the District of Colorado against VF Corporation and certain members of management. VF believes the allegations in the complaint are entirely without merit and VF will be vigorously defending against them. At this time, the outcome of this matter remains uncertain.
NOTE 21 — SUBSEQUENT EVENT
On October 27, 2025, VF's Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on December 18, 2025 to stockholders of record on December 10, 2025.
31 VF Corporation Q2 FY26 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 30, 2025 through March 28, 2026 ("Fiscal 2026"). Accordingly, this Form 10-Q presents our second quarter of Fiscal 2026. For presentation purposes herein, all references to periods ended September 2025 and September 2024 relate to the fiscal periods ended on September 27, 2025 and September 28, 2024, respectively. References to March 2025 relate to information as of March 29, 2025.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. References to the three and six months ended September 2025 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three and six months ended September 2024 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell the Dickies® brand business ("Dickies"). The Company determined that the associated assets and liabilities met the held-for-sale accounting criteria and they were classified accordingly in the September 2025 Consolidated Balance Sheet. The Company determined that the planned sale of Dickies does not represent a strategic shift that will have a major effect on the Company's operations and financial results, and therefore does not qualify for presentation as a discontinued operation. Refer to Note 4 to VF's consolidated financial statements for additional information on the planned divestiture.
In the first quarter of Fiscal 2026, VF realigned its reportable segments to reflect a change in how the Timberland® brand is managed and the chief operating decision maker's key areas of focus. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026. This operating segment has been aggregated with The North Face® brand in the Outdoor reportable segment and the Vans®, Kipling®, Eastpak® and Jansport® brands have been aggregated in the Active reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an "All Other" category. This group includes the Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker® brands. In the tables below, the Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to additional discussion in the "Information by Reportable Segment" section below and Note 15 to VF's consolidated financial statements.
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement with EssilorLuxottica S.A. to sell the Supreme® brand business ("Supreme"). On October 1, 2024, VF completed the sale of Supreme. During the second quarter of Fiscal 2025, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. In addition, interest expense and the related interest rate swap impact for the delayed draw Term Loan ("DDTL"), which totaled $16.2 million and $31.1 million for the three and six months ended September 2024, respectively, were allocated to discontinued operations due to the requirement within the DDTL Agreement, as amended, that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme. The related held-for-sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented. Refer to Note 4 to VF’s consolidated financial statements for additional information on discontinued operations.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.

RECENT DEVELOPMENTS
Dickies Assets Held-for-Sale
As noted above, VF entered into a definitive agreement to sell Dickies on September 15, 2025 for $600.0 million in cash, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses.
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
While the situation is dynamic and evolving, VF continues to analyze the impact of these tariffs on our business and is taking steps to mitigate our tariff exposure. Mitigation strategies include sourcing optimization, accelerating production and shipments into the U.S. during the period of delayed application of the reciprocal tariffs, negotiations with our vendors, and planned price increases. VF has begun paying reciprocal tariffs on product imported into the U.S. and, due to the timing of implementation of the mitigation strategies, VF expects that gross margin will be negatively impacted (though not materially) throughout the second half of Fiscal 2026. However, the duration and scope of the tariffs are difficult to predict, along with the
VF Corporation Q2 FY26 Form 10-Q 32

extent to which VF will be able to offset the impact through our mitigation efforts.
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
Reinvent restructuring charges in the three and six months ended September 2025 were $4.1 million and $21.6 million, respectively, and cumulative charges were $211.7 million since the inception of the program, which primarily included costs associated with severance and employee-related benefits and the impact of asset impairments and write-downs.
All restructuring actions related to Reinvent were substantially complete at the end of the first quarter of Fiscal 2026. In addition, as further discussed in Note 17 to VF's consolidated financial statements, VF has entered into a contract with a consulting firm to support Reinvent. Fees related to the contract consist of fixed fees for services performed and contingent fees tied to increases in VF’s stock price. Services provided under the contract are expected to be substantially complete by the third quarter of Fiscal 2026 and contingent fees tied to increases in VF’s stock price will be measured through June 2027.

SUMMARY OF THE SECOND QUARTER OF FISCAL 2026

•Revenues increased 2% to $2.8 billion compared to the three months ended September 2024, including a 3% favorable impact from foreign currency.
•Outdoor segment revenues increased 6% to $1.7 billion compared to the three months ended September 2024, including a 2% favorable impact from foreign currency.
•Active segment revenues decreased 8% to $760.7 million compared to the three months ended September 2024, including a 2% favorable impact from foreign currency.
•Wholesale revenues increased 3% compared to the three months ended September 2024, including a 3% favorable impact from foreign currency.
•Direct-to-consumer revenues decreased 1% compared to the three months ended September 2024, including a 1% favorable impact from foreign currency.
•International revenues increased 4% compared to the three months ended September 2024, including a 4% favorable impact from foreign currency.
•Revenues in the Americas region decreased 1% compared to the three months ended September 2024.
•Gross margin remained flat at 52.2% compared to the three months ended September 2024.
•Earnings per share was $0.48 compared to $0.52 in the 2024 period. The decrease in earnings per share was primarily driven by a higher tax rate in the current year, partially offset by lower Reinvent charges during the three months ended September 2025 compared to the three months ended September 2024.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in revenues for the three and six months ended September 2025 from the comparable periods in 2024:

(In millions)	Three Months Ended September	Six Months Ended September
Revenues — 2024	$2,757.9	$4,527.0
Organic	(16.9)	(48.2)
Impact of foreign currency	61.7	84.6
Revenues — 2025	$2,802.7	$4,563.4

VF reported a 2% and 1% increase in revenues for the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 3% and 2% favorable impact from foreign currency for the respective periods. The operational declines in both the three and six months ended September 2025 were driven by decreases in the Active segment, partially offset by increases in the Outdoor segment. Revenue declines in the Americas and Asia-Pacific regions in the three months ended September 2025 were offset by increases in the Europe region, including favorable impacts from foreign currency. In the six months ended September 2025, revenue declines in the Americas region were offset by increases in the Europe and Asia-Pacific regions, including favorable impacts from foreign currency.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
33 VF Corporation Q2 FY26 Form 10-Q

The following table presents the percentage relationship to revenues for components of the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

	2025	2024	2025	2024
Gross margin (revenues less cost of goods sold)	52.2%	52.2%	52.8%	51.8%
Selling, general and administrative expenses	41.0	42.3	47.9	48.5
Operating margin	11.2%	9.9%	5.0%	3.3%
Note: Amounts may not sum due to rounding.

Gross margin remained flat and increased 100 basis points in the three and six months ended September 2025, respectively, compared to the 2024 periods. The increase in the six months ended September 2025 was primarily driven by favorable foreign currency impacts, higher quality inventory and lower discounts.
Selling, general and administrative expenses as a percentage of total revenues decreased 130 and 60 basis points during the three and six months ended September 2025, respectively, compared to the 2024 periods. Selling, general and administrative expenses decreased $16.8 million and $9.9 million in the three and six months ended September 2025, respectively, compared to the 2024 periods. The decrease in the three months ended September 2025 was primarily due to cost savings from Reinvent, including lower information technology costs. The decrease in the six months ended September 2025 was primarily due to cost savings from Reinvent, including lower information technology costs and lower distribution expenses, partially offset by a gain recognized from a sale leaseback transaction in June 2024. The decrease in both periods was also due to lower Reinvent restructuring charges and project-related costs.
Net interest expense increased $3.5 million and $3.7 million during the three and six months ended September 2025, respectively, compared to the 2024 periods. The increase in net interest expense in both the three and six months ended September 2025 was primarily due to unfavorable foreign currency impacts, partially offset by the March 2025 early redemption of $750.0 million in aggregate principal amount of its outstanding 2.400% Senior Notes due in April 2025. Total outstanding debt averaged $4.8 billion in the six months ended September 2025 and $6.2 billion in the same period in 2024, with weighted average interest rates of 3.2% and 2.7% in the six months ended September 2025 and 2024, respectively.
The effective income tax rate for the six months ended September 2025 was 48.2% compared to 22.5% in the 2024 period. The six months ended September 2025 included a net discrete tax expense of $2.5 million, which was comprised primarily of a $5.6 million tax expense related to stock compensation and a $3.1 million net tax benefit related to unrecognized tax benefits and interest. Excluding the $2.5 million net discrete tax expense in the 2025 period, the effective income tax rate would have been 46.5%. The six months ended September 2024 included a net discrete tax benefit of $5.8 million, which was comprised primarily of a $9.5 million net tax benefit related to unrecognized tax benefits and interest and a $5.3 million tax expense related to stock compensation. Excluding the $5.8 million net discrete tax benefit in the 2024 period, the effective income tax rate would have been 31.4%. Without discrete items, the effective income tax rate for the six months ended September 2025 increased by 15.1% compared with the 2024 period primarily due to an increase in tax rates on foreign earnings.
As a result of the above, income from continuing operations in the three months ended September 2025 was $189.8 million ($0.48 per diluted share) compared to $202.5 million ($0.52 per diluted share) in the 2024 period, and income from continuing operations in the six months ended September 2025 was $73.4 million ($0.19 per diluted share) compared to $50.5 million ($0.13 per diluted share) in the 2024 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

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
VF Corporation Q2 FY26 Form 10-Q 34

The following tables present a summary of the changes in revenues and segment profit in the three and six months ended September 2025 from the comparable periods in 2024 and revenues by region for our Top 3 brands for the three and six months ended September 2025 and 2024:
Revenues:

	Three Months Ended September
(In millions)	Outdoor Segment	Active Segment	All Other	Total
Revenues — 2024	$1,566.7	$824.5	$366.7	$2,757.9
Organic	59.5	(79.9)	3.6	(16.9)
Impact of foreign currency	37.3	16.2	8.2	61.7
Revenues — 2025	$1,663.5	$760.8	$378.5	$2,802.7

	Six Months Ended September
(In millions)	Outdoor Segment	Active Segment	All Other	Total
Revenues — 2024	$2,320.4	$1,601.3	$605.4	$4,527.0
Organic	106.1	(164.4)	9.8	(48.2)
Impact of foreign currency	49.4	23.5	11.8	84.6
Revenues — 2025	$2,475.9	$1,460.4	$627.0	$4,563.4
Note: Amounts may not sum due to rounding.
Segment Profit:

	Three Months Ended September
(In millions)	Outdoor Segment	Active Segment	Total
Segment profit— 2024	$278.1	$93.5	$371.6
Organic	14.9	(30.9)	(15.9)
Impact of foreign currency	7.7	3.1	10.8
Segment profit — 2025	$300.7	$65.7	$366.5

	Six Months Ended September
(In millions)	Outdoor Segment	Active Segment	Total
Segment profit— 2024	$205.3	$164.9	$370.2
Organic	46.2	(46.9)	(0.7)
Impact of foreign currency	7.0	4.6	11.6
Segment profit — 2025	$258.5	$122.6	$381.1
Note: Amounts may not sum due to rounding.
35 VF Corporation Q2 FY26 Form 10-Q

Top Brand Revenues:
	Three Months Ended September 2025
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$475.6	$368.2	$220.0	$1,063.8
Europe	439.7	192.2	228.0	859.9
Asia-Pacific	241.8	46.6	58.3	346.7
Global	$1,157.1	$606.9	$506.4	$2,270.4

	Three Months Ended September 2024
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$465.5	$405.2	$199.0	$1,069.7
Europe	400.6	202.7	208.9	812.2
Asia-Pacific	225.3	59.5	67.5	352.3
Global	$1,091.4	$667.4	$475.3	$2,234.1

	Six Months Ended September 2025
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$717.8	$663.8	$350.7	$1,732.3
Europe	623.6	328.5	317.0	1,269.1
Asia-Pacific	373.1	112.6	93.8	579.5
Global	$1,714.5	$1,104.9	$761.4	$3,580.8

	Six Months Ended September 2024
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$716.0	$753.5	$312.1	$1,781.6
Europe	560.7	357.0	293.8	1,211.5
Asia-Pacific	338.9	138.8	98.9	576.6
Global	$1,615.6	$1,249.3	$704.8	$3,569.7
Note: Amounts may not sum due to rounding.
The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor Segment

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment revenues	$1,663.5	$1,566.7	6.2%	$2,475.9	$2,320.4	6.7%
Segment profit	300.7	278.1	8.1%	258.5	205.3	25.9%
Segment profit margin	18.1%	17.8%		10.4%	8.8%

The Outdoor segment includes the following brands: The North Face® and Timberland®.

Global revenues for Outdoor increased 6% and 7% in the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 2% favorable impact from foreign currency in both periods. Revenues in the Europe region increased 10% in both the three and six months ended September 2025, including a 6% favorable impact from foreign currency in both periods. Revenues in the Americas region increased 5% and 4% in the three and six months ended September 2025, respectively. Revenues in the Asia-Pacific region increased 3% and 7% in the three and six months ended
September 2025, respectively, including a 1% favorable impact from foreign currency in both periods.
Global revenues for The North Face® brand increased 6% in both the three and six months ended September 2025 compared to the 2024 periods, including a 2% favorable impact from foreign currency in both periods, driven primarily by growth in the Europe and Asia-Pacific regions. Revenues in the Europe region increased 10% and 11% in the three and six months ended September 2025, respectively, including a 6% favorable impact
VF Corporation Q2 FY26 Form 10-Q 36

from foreign currency in both periods. Revenues in the Asia-Pacific region increased 7% and 10% in the three and six months ended September 2025, respectively. Revenues in the Americas region increased 2% and remained flat in the three and six months ended September 2025, respectively, including a 1% unfavorable impact from foreign currency in the six months ended September 2025.
Global revenues for the Timberland® brand increased 7% and 8% in the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 3% and 2% favorable impact from foreign currency in the respective periods, driven by growth in the Americas and Europe regions. Revenues in the Americas region increased 11% and 12% in the three and six months ended September 2025, respectively, including a 1% unfavorable impact from foreign currency in the six months ended September 2025. Revenues in the Europe region increased 9% and 8% in the three and six months ended September 2025, respectively, including a 6% favorable impact from foreign currency in both periods. Revenues in the Asia-Pacific region decreased 14% and 5% in the three and six months ended September 2025, respectively, including a 1% favorable impact from foreign currency in the six months ended September 2025.
Global direct-to-consumer revenues for Outdoor increased 7% and 8% in the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 3% favorable impact from foreign currency in both periods. The increase in both periods was primarily driven by growth in The North Face® brand in the Europe and Americas regions and the Timberland® brand across all regions. Global wholesale revenues increased 6% in both the three and six months ended September 2025 compared to the 2024 periods, including a 2% favorable impact from foreign currency in both periods, primarily driven by increases in The North Face® brand in the Europe and Asia-Pacific regions.
Segment profit margin increased in both the three and six months ended September 2025 compared to the 2024 periods, reflecting higher gross margin in both periods. The increase in the three months ended September 2025 was primarily driven by lower discounts and the increase in the six months ended September 2025 was primarily driven by favorable foreign currency impacts, lower discounts and lower product costs.
Active Segment

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment revenues	$760.8	$824.5	(7.7%)	$1,460.4	$1,601.3	(8.8%)
Segment profit	65.7	93.5	(29.6%)	122.6	164.9	(25.7%)
Segment profit margin	8.6%	11.3%		8.4%	10.3%
The Active segment includes the following brands: Vans®, Kipling®, Eastpak® and JanSport®.

Global revenues for Active decreased 8% and 9% in the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 2% and 1% favorable impact from foreign currency in the respective periods. Revenues in the Americas region decreased 10% and 11% in the three and six months ended September 2025, respectively, including a 1% unfavorable impact from foreign currency in the six months ended September 2025. Revenues in the Asia-Pacific region decreased 14% in both the three and six months ended September 2025, including a 1% favorable impact from foreign currency in the six months ended September 2025. Revenues in the Europe region decreased 2% and 3% in the three and six months ended September 2025, respectively, including a 6% and 5% favorable impact from foreign currency in the respective periods.
Vans® brand global revenues decreased 9% and 12% in the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 2% and 1% favorable impact from foreign currency in the respective periods. The overall declines were most significantly impacted by a 9% and 12% decrease in the Americas region in the three and six months ended September 2025, respectively, including a 1% unfavorable impact from foreign currency in the six months ended September 2025. Revenues in the Europe region decreased 5% and 8% in the three and six months ended September 2025, respectively, including a 6% and 5% favorable impact from foreign currency in the respective periods. Revenues in the Asia-Pacific region decreased 22% and 19% in the three and six months ended September 2025, respectively. The declines in Vans® were partially attributed to deliberate strategic actions, including exiting value-channel wholesale customers and closing unprofitable owned retail stores in the Americas region, and reducing wholesale store fronts and inventory in the Asia-Pacific region.
Global direct-to-consumer revenues for Active decreased 9% and 11% in the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 1% favorable impact from foreign currency in both periods. The decreases were primarily driven by declines in the Vans® brand in the Americas region in both periods. Global wholesale revenues decreased 7% and 6% in the three and six months ended September 2025, respectively, including a 2% favorable impact from foreign currency in both periods. The decreases were primarily due to decreases in the Vans® brand in the Americas region in both the three and six months ended September 2025.
Segment profit margin decreased in both the three and six months ended September 2025 compared to the 2024 periods, primarily due to lower gross margin, which was driven by increased product costs, and lower leverage of operating expenses due to decreased revenues.
37 VF Corporation Q2 FY26 Form 10-Q

All Other

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Revenues	$378.5	$366.7	3.2%	$627.0	$605.4	3.6%
The "All Other" grouping includes the following brands: Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker®. The "All Other" grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.

Global "All Other" revenues increased 3% and 4% in the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 2% favorable impact from foreign currency in both periods. Revenues in the Europe region increased 9% and 6% in the three and six months ended September 2025, respectively, including a 7% and 6% favorable impact from foreign currency in the respective periods.
Revenues in the Americas region increased 2% and 3% in the three and six months ended September 2025, respectively. Revenues in the Asia-Pacific region decreased 12% and increased 1%, in the three and six months ended September 2025, respectively, including a 1% favorable impact from foreign currency in both periods.

Reconciliation of Segment Profit to Income From Continuing Operations Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated income from continuing operations before income taxes. These costs are (i) corporate and other expenses, discussed below, (ii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section, and (iii) profit related to the "All Other" category, discussed below, which includes the following brands: Dickies®, Altra®, Smartwool®, Napapijri® and Icebreaker®. The "All Other" grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Corporate and other expenses	$95.7	$138.2	(30.8%)	$200.2	$253.8	(21.1%)
Interest expense, net	46.2	42.7	8.2%	87.3	83.6	4.4%
"All Other" profit	43.7	39.9	9.5%	48.2	32.3	49.1%
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses.
The decrease in corporate and other expenses for both the three and six months ended September 2025 was primarily due to cost savings from Reinvent, lower information technology costs and lower Reinvent restructuring charges and project-related costs. The increase in "All Other" profit for the three months ended September 2025 was primarily due to higher gross margin, driven by higher quality inventory and lower discounts. The increase in "All Other" profit for the six months ended September 2025 was primarily due to higher gross margin, driven by higher quality inventory, lower discounts and favorable foreign currency impacts.

International

International revenues increased 4% and 3% in the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 4% and 3% favorable impact from foreign currency in the respective periods. Revenues in the Europe region increased 6% and 5% in the three and six months ended September 2025, respectively, including a 6% and 5% favorable impact from foreign currency in the respective periods. In the Asia-Pacific region, revenues decreased 2% and increased 1% in the three and six months ended September 2025, respectively, including a 1% favorable impact from foreign currency in the six months ended September 2025. Revenues in Greater China (which includes Mainland China, Hong Kong and
Taiwan) decreased 2% and 3% in the three and six months ended September 2025, respectively, including a 1% favorable impact from foreign currency in the six months ended September 2025. Revenues in the Americas (non-U.S.) region increased 6% and decreased 1% in the three and six months ended September 2025, respectively, including a 2% unfavorable impact from foreign currency in the six months ended September 2025.
International revenues were 59% and 57% of total revenues in the three-month periods ended September 2025 and 2024, respectively, and 56% and 55% of total revenues in the six-month periods ended September 2025 and 2024, respectively.

VF Corporation Q2 FY26 Form 10-Q 38

Direct-to-Consumer

Direct-to-consumer revenues decreased 1% and 2% in the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 1% favorable impact from foreign currency in both periods.
VF's e-commerce business increased 1% and decreased 1% during the three and six months ended September 2025, respectively, including a 2% and 1% favorable impact from foreign currency in the respective periods. The operational declines in both the three and six months ended September 2025 were primarily due to lower e-commerce revenues in the Asia-Pacific region.
Revenues from VF-operated retail stores decreased 2% and 3% in the three and six months ended September 2025, respectively, including a 2% and 1% favorable impact from foreign currency in the respective periods. The decreases in both periods were due to declines in the Americas region. There were 1,105 VF-operated retail stores at September 2025 compared to 1,160 at September 2024.
Direct-to-consumer revenues were 32% and 33% of total revenues in the three-month periods ended September 2025 and 2024, respectively, and 36% and 37% of total revenues in the six-month periods ended September 2025 and 2024, respectively.

Wholesale

Wholesale revenues increased 3% and 2% in the three and six months ended September 2025, respectively, compared to the 2024 periods, including a 3% and 2% favorable impact from foreign currency in the respective periods, primarily driven by increases in the Europe region, which were partially offset by declines in the Americas regions.
Wholesale revenues were 68% and 67% of total revenues in the three-month periods ended September 2025 and 2024, respectively, and 64% and 63% of total revenues in the six-month periods ended September 2025 and 2024, respectively.

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at September 2025 compared to March 2025:
•Increase in accounts receivable — primarily due to the seasonality of the business and the timing of collections, partially offset by the reclassification to held-for-sale assets in connection with the planned divestiture of Dickies.
•Increase in inventories — primarily due to the seasonality of the business and planned inventory purchases, partially offset by the reclassification to held-for-sale assets in connection with the planned divestiture of Dickies.
•Decrease in intangible assets — primarily due to the reclassification to held-for-sale assets in connection with the planned divestiture of Dickies.
•Increase in short-term borrowings — primarily due to $491.3 million of borrowings under VF's $1.5 billion senior secured asset based revolving credit facility (the "ABL Credit Facility") as of September 2025, to support seasonal working capital requirements.
•Increase in accounts payable — primarily due to the seasonality of inventory purchases.
•Increase in accrued liabilities — primarily due to an increase in derivative liabilities and the timing of services received and payments made for other accruals.

The following discussion refers to significant changes in balances at September 2025 compared to September 2024:
•Decrease in inventories — primarily due to the reclassification to held-for-sale assets in connection with the planned divestiture of Dickies.
•Decrease in intangible assets — primarily due to the reclassification to held-for-sale assets in connection with the planned divestiture of Dickies.
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
39 VF Corporation Q2 FY26 Form 10-Q

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

(Dollars in millions)	September 2025	March 2025	September 2024
Working capital	$1,360.1	$1,088.2	$33.2
Current ratio	1.4 to 1	1.4 to 1	1.0 to 1
Net debt to total capital	79.4%	76.8%	83.6%

The increase in working capital at September 2025 compared to March 2025 was primarily due to a net increase in current assets driven by higher accounts receivable, assets held-for-sale in connection with the planned divestiture of Dickies and higher inventory balances, as discussed in the "Consolidated Balance Sheets" section above. The increase was partially offset by a net increase in current liabilities driven by increased short-term borrowings, accounts payable and accrued liabilities, as discussed in the "Consolidated Balance Sheets" section above. The increase in working capital and the current ratio at September 2025 compared to September 2024 was primarily due to a net decrease in current liabilities driven by decreased current portion of long-term debt, as discussed in the "Consolidated Balance Sheets" section above.
For the ratio of net debt to total capital, net debt is defined as short-term borrowings, current portion of long-term debt and long-term debt, in addition to operating lease liabilities, net of unrestricted cash and cash equivalents. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at September 2025 compared to March 2025 was primarily driven by an increase in net debt due to increased short-term borrowings, as discussed in the "Consolidated Balance Sheets" section above, and foreign currency fluctuations on long-term debt. The decrease in the net debt to total capital ratio at September 2025 compared to September 2024 was primarily driven by a decrease in net debt due to the prepayment of $1.0 billion of long-term debt in October 2024 related to the DDTL and the early redemption of $750.0 million of long-term notes in March 2025, as discussed in the "Consolidated Balance Sheets" section above, partially offset by foreign currency fluctuations.
VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the calendar year. VF's additional sources of liquidity include available borrowing capacity against its ABL Credit Facility, available cash balances and international lines of credit.
In summary, our cash flows from continuing operations were as follows:

	Six Months Ended September

(In thousands)	2025	2024
Cash used by operating activities	$(372,468)	$(301,823)
Cash used by investing activities	(90,065)	(16,421)
Cash provided by financing activities	401,839	125,974

Cash Used by Operating Activities
Cash flows related to operating activities are dependent on income from continuing operations, adjustments to income from continuing operations and changes in working capital. The increase in cash used by operating activities in the six months ended September 2025 compared to September 2024 was primarily due to an increase in net cash used by working capital. The increase in net cash used for working capital was driven by the timing of receipts of accounts receivable and payment of accrued liabilities.
Cash Used by Investing Activities
The increase in cash used by investing activities in the six months ended September 2025 was primarily due to proceeds from the sale of assets of $76.7 million in the six months ended September 2024, related to a sale leaseback transaction of a distribution center, sale of a corporate-owned aircraft and sale of an aircraft hangar.
Cash Provided by Financing Activities
The increase in cash provided by financing activities during the six months ended September 2025 was primarily due to a $290.7 million net increase in short-term borrowings for the periods compared to support working capital requirements.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the six months ended September 2025 or the six months ended September 2024 under the share repurchase program authorized by VF's Board of Directors.
As of the end of September 2025, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
VF Corporation Q2 FY26 Form 10-Q 40

ABL Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. On August 26, 2025, VF entered into a credit agreement that provides the Company with a $1.5 billion senior secured asset based revolving credit facility (the "ABL Credit Facility"), subject to a borrowing base that is composed of eligible credit card receivables, eligible wholesale receivables, eligible inventory and eligible in-transit inventory. The ABL Credit Facility includes up to a $100.0 million letter of credit subfacility and a $100.0 million swing-line subfacility. Multicurrency borrowings are available under the credit agreement, including borrowings in U.S. dollars, Canadian dollars, euros, sterling, and Swiss francs (subject to certain limitations as set forth in the credit agreement).
The ABL Credit Facility has a stated maturity date of August 26, 2030 and replaces VF's previous $2.25 billion senior unsecured revolving line of credit, dated November 24, 2021 (as amended, the "Terminated Agreement"). Outstanding short-term balances may vary from period to period depending on the level of corporate requirements.
The ABL Credit Facility contains various customary affirmative and negative covenants, which include, among other things, required financial reporting, limitations on indebtedness and granting certain liens, restrictions on fundamental changes to the business, restrictions on disposal of assets, restrictions on changes to the nature of the business, restrictions on prepayment of certain indebtedness, restricted payment limitations, along with other restrictions and limitations similar to those typical for credit facilities of this type. Certain actions restricted by the negative covenants are permitted so long as Payment Conditions, as defined in the credit agreement, are satisfied.
The ABL Credit Facility includes a financial covenant that requires VF to maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 for the 12-month period ending on the last day of any applicable fiscal quarter. However, the financial covenant only applies if at any time Global Excess Availability (as defined in the credit agreement) is less than the greater of (i) 10.0% of the Global Line Cap (as defined in the credit agreement), and (ii) $100.0 million, and ceases to apply when Global Excess Availability has equaled or exceeded the greater of (i) 10.0% of the Global Line Cap, and (ii) $100.0 million for 30 consecutive days. As of September 2025, specified availability under the ABL Credit Facility exceeded the required threshold and, as a result, the financial covenant was not applicable.
The Company was in compliance with all applicable debt covenants as of September 2025.
VF had a global commercial paper program that allowed for borrowings of up to $2.25 billion to the extent that it had borrowing capacity under the Terminated Agreement. The U.S. commercial paper borrowing program was terminated as of May 2025 and the euro commercial paper borrowing program was terminated as of January 2025.
As of September 2025, the Company had $491.3 million of outstanding borrowings under the ABL Credit Facility, with a weighted average interest rate of 5.4%. Reserves for outstanding, unfunded letters of credit under the ABL Credit Facility were $0.6 million as of September 2025. Availability under the ABL Credit Facility was $994.6 million as of
September 2025, after giving effect to the borrowing base, outstanding borrowings and outstanding letters of credit.
VF has $91.4 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $10.9 million at September 2025.
Additionally, VF had $419.1 million of unrestricted cash and cash equivalents at September 2025.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance ("SCF") program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. At September 2025, March 2025 and September 2024, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $696.6 million, $481.7 million and $804.9 million, respectively, due to suppliers that are eligible to participate in the SCF program.
Rating Agencies
At the end of September 2025, VF’s long-term debt ratings were ‘BB’ by Standard & Poor’s ("S&P") Global Ratings and 'Ba2' by Moody’s Investors Service ("Moody's"). VF's credit rating outlook was 'stable' by S&P and 'negative' by Moody's at the end of September 2025. Further downgrades to VF's ratings would negatively impact borrowing costs.
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
Dividends
The Company paid cash dividends of $0.09 and $0.18 per share during the three and six months ended September 2025, respectively, and the Company declared a cash dividend of $0.09 per share that is payable in the third quarter of Fiscal 2026. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2025 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2025 that would require the use of funds. As of September 2025, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2025 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $531.0 million at the end of September 2025 primarily due to timing of inventory shipments.
Management believes that VF has sufficient liquidity and flexibility to operate its business and meet its current and long-term obligations as they become due.
41 VF Corporation Q2 FY26 Form 10-Q

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s consumers and customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and finished products, including as a result of tariffs; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; VF's ability to maintain the image, health and equity of its brands, including through investment in brand building and product innovation; intense competition from online retailers and other direct-to-consumer business risks; increasing pressure on margins; retail industry changes and challenges; VF's ability to execute its Reinvent transformation program, "The VF Way" and other business priorities, including measures to streamline and right-size its cost base and strengthen the balance sheet while reducing leverage; VF’s ability to successfully establish a global commercial organization, and identify and capture efficiencies in its business model; any inability of VF or third parties on which it relies, to maintain the strength and security of information technology systems; the fact that VF’s facilities and systems, and those of third parties on which it relies, are frequent targets of cyber-attacks of varying levels of severity, and may in the future be vulnerable to such attacks, and any inability or failure by VF or such third parties to anticipate or detect data or information security breaches or other cyber-attacks, could result in data or financial loss, reputational harm, business disruption, damage to its relationships with customers, consumers, employees and third parties on which it relies, litigation, regulatory investigations, enforcement actions or other negative impacts; any inability by VF or third parties on which it relies to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; VF’s ability to adopt new technologies, including artificial intelligence, in a competitive and responsible manner; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; actions of activist and other shareholders; VF's ability to recruit, develop or retain key executive or employee talent or successfully transition executives; continuity of members of VF’s management; changes in the availability and cost of labor; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions, integrate acquisitions and manage its brand portfolio, including the proposed sale of the Dickies® brand; whether and when the required regulatory approvals for the proposed sale of the Dickies® brand will be obtained, whether and when the closing conditions will be satisfied and whether and when the proposed sale of the Dickies® brand will close, if at all; VF’s ability to execute, and realize benefits, successfully, or at all, from the proposed sale of the Dickies® brand; business
VF Corporation Q2 FY26 Form 10-Q 42

resiliency in response to natural or man-made economic, public health, cyber, political or environmental disruptions, including any potential effects from changes in tariffs and international trade policy, and the U.S. federal government shutdown; changes in tax laws and additional tax liabilities; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflicts in Europe, the Middle East and Asia and tensions between the U.S. and China; changes to laws and regulations; adverse or unexpected weather conditions, including any potential effects from climate change; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; VF's ability to pay and declare dividends or repurchase its stock in the future; climate change and increased focus on environmental, social and governance issues; VF's ability to execute on its sustainability strategy and achieve its sustainability-related goals and targets; risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and tax risks associated with the spin-off of the Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

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

BUSINESS AND OPERATIONAL RISKS
There are risks associated with VF’s acquisitions, divestitures and portfolio management, including our pending sale of the Dickies® brand to Bluestar Alliance LLC.
Any acquisitions, divestitures or mergers by VF, including our pending sale of the Dickies® brand to Bluestar Alliance LLC, will be accompanied by the risks commonly encountered in acquisitions or divestitures of companies, businesses or brands. These risks include, among other things, higher than anticipated acquisition or divestiture costs and expenses, the difficulty and expense of integrating or separating the operations, systems and personnel of the companies, businesses or brands, the loss of key employees and consumers as a result of changes in management or ownership, tax impacts, and slower progress toward environmental, social and governance goals given challenges with data acquisition and integration, the difficulty of accessing and disclosing sufficient environmental, social and
43 VF Corporation Q2 FY26 Form 10-Q

governance data to comply with current and emerging environmental, social and governance regulations, and integration of environmental, social and governance initiatives overall. In addition, geographic distances may make integration of acquired businesses or separation of divested businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions or divestitures. Moreover, failure to effectively manage VF’s portfolio of brands in line with growth targets and shareholder expectations, including acquisition, divestiture or capital allocation choices, strategy and timing, integration or separation approach, and transaction pricing could result in unfavorable impacts to growth and value creation.
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
On September 15, 2025, we announced that we entered into a definitive agreement for Bluestar Alliance LLC to acquire the
Dickies® brand from VF for $600 million in cash. The sale, which is expected to close by the end of calendar year 2025, is subject to customary closing conditions, including obtaining necessary regulatory approvals. We and Bluestar Alliance LLC may be unable to satisfy such closing conditions in a timely manner or not at all and, accordingly, the sale of the Dickies® brand may be delayed or may not be completed. Failure to complete the sale of the Dickies® brand could have a material and adverse effect on us, including by delaying our strategic and other objectives relating to the separation of the Dickies® brand and adversely affecting our plans to use the proceeds from the sale. Even if the sale is completed, we may not realize some or all the expected benefits. Further, divestitures involve significant challenges and risks, including the need to provide transition services, which may result in stranded costs and the diversion of resources and focus; and the need to separate operations, systems, and technologies, which is an inherently risky and potentially lengthy and costly process. In addition, executing the sale of the Dickies® brand will require significant time and attention from management, which would divert attention from the management of our operations and the pursuit of our business strategies.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended September 27, 2025 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Second Quarter Fiscal 2026	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
June 29 - July 26, 2025	—	$—	—	$2,486,971,057
July 27 - August 23, 2025	—	—	—	2,486,971,057
August 24 - September 27, 2025	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended September 27, 2025, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
VF Corporation Q2 FY26 Form 10-Q 44

ITEM 6 — EXHIBITS.

10.1	Credit Agreement, dated August 26, 2025, by and among V.F. Corporation, as the borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Truist Securities, Inc. and U.S. Bank National Association, as joint-lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, Wells Fargo Bank, National Association, Citibank, N.A., ING Capital LLC and TD Bank, as co-documentation agents, and the several banks and other financial institutions or entities from time to time party thereto as lenders thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 27, 2025)
10.2*	Form of Award Certificate for Performance-Based Restricted Stock Units for CEO
31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Management compensation plans

45 VF Corporation Q2 FY26 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Paul Vogel
Paul Vogel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 28, 2025	By:	/s/ Michael E. Phillips
Michael E. Phillips
Vice President, Chief Accounting Officer (Principal Accounting Officer)
VF Corporation Q2 FY26 Form 10-Q 46