Form 10-Q
period 2025-12-27
V F CORP
filed 2026-01-28
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On January 24, 2026, there were 391,263,343 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	December 2025	March 2025	December 2024
ASSETS
Current assets
Cash and cash equivalents	$1,466,469	$429,382	$1,369,376
Accounts receivable, less allowance for doubtful accounts of: December 2025 - $26,908; March 2025 - $31,853; December 2024 - $34,678	1,415,884	1,321,663	1,343,286
Inventories	1,658,700	1,627,025	1,794,517
Other current assets	441,059	408,028	514,301
Total current assets	4,982,112	3,786,098	5,021,480
Property, plant and equipment, net	687,504	720,879	718,481
Intangible assets, net	1,474,532	1,710,707	1,706,741
Goodwill	591,746	603,386	634,360
Operating lease right-of-use assets	1,364,407	1,262,319	1,268,425
Other assets	1,331,328	1,294,147	1,204,735
TOTAL ASSETS	$10,431,629	$9,377,536	$10,554,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$10,522	$11,916	$12,807
Current portion of long-term debt	588,196	540,579	750,504
Accounts payable	1,014,363	789,570	1,007,814
Accrued liabilities	1,604,003	1,355,788	1,455,786
Total current liabilities	3,217,084	2,697,853	3,226,911
Long-term debt	3,556,932	3,425,650	3,884,564
Operating lease liabilities	1,183,051	1,079,182	1,103,594
Other liabilities	690,119	687,492	658,923
Total liabilities	8,647,186	7,890,177	8,873,992
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at December 2025, March 2025 or December 2024	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at December 2025 - 391,080,149; March 2025 - 389,695,199; December 2024 - 389,541,568	97,770	97,424	97,385
Additional paid-in capital	3,496,180	3,540,686	3,554,724
Accumulated other comprehensive loss	(1,001,286)	(977,740)	(951,485)
Accumulated deficit	(808,221)	(1,173,011)	(1,020,394)
Total stockholders’ equity	1,784,443	1,487,359	1,680,230
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,431,629	$9,377,536	$10,554,222

See notes to consolidated financial statements.
3 VF Corporation Q3 FY26 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues	$2,875,801	$2,833,912	$7,439,173	$7,360,920
Costs and operating expenses
Cost of goods sold	1,247,460	1,238,738	3,399,386	3,419,511
Selling, general and administrative expenses	1,308,571	1,318,397	3,494,006	3,513,749
Impairment of goodwill and intangible assets	30,716	51,000	30,716	51,000
Total costs and operating expenses	2,586,747	2,608,135	6,924,108	6,984,260
Operating income	289,054	225,777	515,065	376,660
Interest income	5,136	6,826	11,062	13,899
Interest expense	(39,747)	(43,342)	(133,002)	(134,050)
Other income (expense), net	108,416	7,408	111,422	5,262
Income from continuing operations before income taxes	362,859	196,669	504,547	261,771
Income tax expense	62,014	27,560	130,345	42,180
Income from continuing operations	300,845	169,109	374,202	219,591
Loss from discontinued operations, net of tax	—	(1,329)	—	(258,519)
Net income (loss)	$300,845	$167,780	$374,202	$(38,928)
Earnings (loss) per common share - basic
Continuing operations	$0.77	$0.43	$0.96	$0.56
Discontinued operations	—	—	—	(0.66)
Total earnings (loss) per common share - basic	$0.77	$0.43	$0.96	$(0.10)
Earnings (loss) per common share - diluted
Continuing operations	$0.76	$0.43	$0.95	$0.56
Discontinued operations	—	—	—	(0.66)
Total earnings (loss) per common share - diluted	$0.76	$0.43	$0.95	$(0.10)
Weighted average shares outstanding
Basic	390,915	389,218	390,529	389,001
Diluted	397,157	393,908	394,414	391,435

See notes to consolidated financial statements.
VF Corporation Q3 FY26 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December		Nine Months Ended December

(In thousands)	2025	2024	2025	2024
Net income (loss)	$300,845	$167,780	$374,202	$(38,928)
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	21,865	(14,877)	28,191	(35,169)
Reclassification of foreign currency translation losses	382	75,293	382	75,293
Income tax effect	2,370	(36,996)	46,378	(18,259)
Defined benefit pension plans
Current period actuarial losses	(45,362)	—	(46,536)	—
Amortization of net deferred actuarial losses	4,886	5,049	14,631	15,146
Amortization of deferred prior service credits	(159)	(148)	(470)	(442)
Reclassification of net actuarial loss from settlement charges	34,192	—	34,533	—
Reclassification of deferred prior service cost due to curtailments	—	(638)	(531)	(638)
Income tax effect	1,641	(1,169)	(390)	(3,726)
Derivative financial instruments
Gains (losses) arising during the period	(14,709)	104,729	(125,157)	70,315
Income tax effect	(5,544)	(16,661)	13,771	(14,300)
Reclassification of net losses realized	16,844	5,372	3,006	29,786
Income tax effect	6,349	(859)	8,646	(5,160)
Other comprehensive income (loss)	22,755	119,095	(23,546)	112,846
Comprehensive income	$323,600	$286,875	$350,656	$73,918

See notes to consolidated financial statements.
5 VF Corporation Q3 FY26 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$374,202	$(38,928)
Loss from discontinued operations, net of tax	—	(258,519)
Income from continuing operations, net of tax	374,202	219,591
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairment of goodwill and intangible assets	30,716	51,000
Depreciation and amortization	213,046	186,468
Reduction in the carrying amount of right-of-use assets	265,024	266,823
Stock-based compensation	57,084	52,619
Provision for doubtful accounts	7,821	14,178
Pension expense in excess of (less than) contributions	30,360	4,276
Gain on sale of business	(139,068)	—
Other, net	18,309	(31,007)
Changes in operating assets and liabilities:
Accounts receivable	(137,756)	(126,720)
Inventories	(103,560)	(135,156)
Accounts payable	221,431	228,241
Income taxes	15,385	(66,172)
Accrued liabilities	76,080	177,794
Operating lease right-of-use assets and liabilities	(263,003)	(262,746)
Other assets and liabilities	(28,103)	30,356
Cash provided by operating activities - continuing operations	637,968	609,545
Cash provided by operating activities - discontinued operations	—	26,747
Cash provided by operating activities	637,968	636,292
INVESTING ACTIVITIES
Proceeds from sale of businesses, net of cash sold	600,524	1,485,951
Proceeds from sale of assets	764	88,062
Capital expenditures	(87,318)	(64,299)
Software purchases	(37,165)	(29,202)
Other, net	(19,138)	(30,026)
Cash provided by investing activities - continuing operations	457,667	1,450,486
Cash used by investing activities - discontinued operations	—	(4,413)
Cash provided by investing activities	457,667	1,446,073
FINANCING ACTIVITIES
Net decrease in short-term borrowings	(1,938)	(251,131)
Payments on long-term debt	(663)	(1,000,829)
Payment of debt issuance costs	(12,601)	—
Cash dividends paid	(105,508)	(105,094)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	(5,142)	(2,628)
Cash used by financing activities	(125,852)	(1,359,682)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	78,300	(28,331)
Net change in cash, cash equivalents and restricted cash	1,048,083	694,352
Cash, cash equivalents and restricted cash – beginning of year	431,475	676,957
Cash, cash equivalents and restricted cash – end of period	$1,479,558	$1,371,309
Continued on next page.
See notes to consolidated financial statements.
VF Corporation Q3 FY26 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December

(In thousands)	2025	2024
Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$1,466,469	$1,369,376
Other current assets	13,089	1,933
Total cash, cash equivalents and restricted cash	$1,479,558	$1,371,309

See notes to consolidated financial statements.
7 VF Corporation Q3 FY26 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended December 2025
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2025	390,712,620	$97,678	$3,511,265	$(1,024,041)	$(1,107,047)	$1,477,855
Net income (loss)	—	—	—	—	300,845	300,845
Dividends on Common Stock ($0.09 per share)	—	—	(35,196)	—	—	(35,196)
Stock-based compensation, net	367,529	92	20,111	—	(2,019)	18,184
Foreign currency translation and other	—	—	—	24,617	—	24,617
Defined benefit pension plans	—	—	—	(4,802)	—	(4,802)
Derivative financial instruments	—	—	—	2,940	—	2,940
Balance, December 2025	391,080,149	$97,770	$3,496,180	$(1,001,286)	$(808,221)	$1,784,443

	Three Months Ended December 2024
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, September 2024	389,283,419	$97,321	$3,565,198	$(1,070,580)	$(1,185,572)	$1,406,367
Net income (loss)	—	—	—	—	167,780	167,780
Dividends on Common Stock ($0.09 per share)	—	—	(35,046)	—	—	(35,046)
Stock-based compensation, net	258,149	64	24,572	—	(2,602)	22,034
Foreign currency translation and other	—	—	—	23,420	—	23,420
Defined benefit pension plans	—	—	—	3,094	—	3,094
Derivative financial instruments	—	—	—	92,581	—	92,581
Balance, December 2024	389,541,568	$97,385	$3,554,724	$(951,485)	$(1,020,394)	$1,680,230

Continued on next page.

See notes to consolidated financial statements.

VF Corporation Q3 FY26 Form 10-Q 8

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended December 2025
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2025	389,695,199	$97,424	$3,540,686	$(977,740)	$(1,173,011)	$1,487,359
Net income (loss)	—	—	—	—	374,202	374,202
Dividends on Common Stock ($0.27 per share)	—	—	(105,508)	—	—	(105,508)
Stock-based compensation, net	1,384,950	346	61,002	—	(9,412)	51,936
Foreign currency translation and other	—	—	—	74,951	—	74,951
Defined benefit pension plans	—	—	—	1,237	—	1,237
Derivative financial instruments	—	—	—	(99,734)	—	(99,734)
Balance, December 2025	391,080,149	$97,770	$3,496,180	$(1,001,286)	$(808,221)	$1,784,443

	Nine Months Ended December 2024
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2024	388,836,219	$97,209	$3,600,071	$(1,064,331)	$(974,584)	$1,658,365
Net income (loss)	—	—	—	—	(38,928)	(38,928)
Dividends on Common Stock ($0.27 per share)	—	—	(105,094)	—	—	(105,094)
Stock-based compensation, net	705,349	176	59,747	—	(6,882)	53,041
Foreign currency translation and other	—	—	—	21,865	—	21,865
Defined benefit pension plans	—	—	—	10,340	—	10,340
Derivative financial instruments	—	—	—	80,641	—	80,641
Balance, December 2024	389,541,568	$97,385	$3,554,724	$(951,485)	$(1,020,394)	$1,680,230

See notes to consolidated financial statements.

9 VF Corporation Q3 FY26 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q3 FY26 Form 10-Q 10

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 30, 2025 through March 28, 2026 (“Fiscal 2026”). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2026. For presentation purposes herein, all references to periods ended December 2025 and December 2024 relate to the fiscal periods ended on December 27, 2025 and December 28, 2024, respectively. References to March 2025 relate to information as of March 29, 2025.
Basis of Presentation
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell the Dickies® brand business (“Dickies”). On November 12, 2025, VF completed the sale of Dickies. Refer to Note 4 for additional information on the divestiture.
In the first quarter of Fiscal 2026, VF realigned its reportable segments to reflect a change in how the Timberland® brand is managed and the chief operating decision maker's (“CODM”) key areas of focus. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026. This operating segment has been aggregated with The North Face® brand in the Outdoor reportable segment and the Vans®, Kipling®, Eastpak® and Jansport® brands have been aggregated in the Active reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an “All Other” category. This group includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®.
Reportable segment results for all prior periods presented within these notes to the interim consolidated financial statements have been recast to reflect the change in reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to Note 15 for additional information on VF's reportable segments.
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement (the “Purchase Agreement”) with EssilorLuxottica S.A. to sell the Supreme® brand business (“Supreme”). On October 1, 2024, VF completed the sale of Supreme. During the second quarter of Fiscal 2025, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Financial Statements, through the date of sale. These changes have been applied to all periods presented.
Unless otherwise noted, discussion within these notes to the interim consolidated financial statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.
Certain prior year amounts have been reclassified to conform to the Fiscal 2026 presentation.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and nine months ended December 2025 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2026. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 29, 2025 (“Fiscal 2025 Form 10-K”).
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
11 VF Corporation Q3 FY26 Form 10-Q

NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The rate reconciliation disclosures will require specific categories and additional information for reconciling items that meet a quantitative threshold. The income taxes paid disclosures will require disaggregation by individual jurisdictions that are greater than 5% of total income taxes paid. The guidance will be effective for annual disclosures beginning in Fiscal 2026. Early adoption is permitted. The amendments are required to be applied on a prospective basis; however, retrospective application is permitted. Adopting this guidance is expected to expand VF's income tax disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is intended to enhance expense disclosures by requiring additional disaggregation of certain costs and expenses, on an interim and annual basis, within the footnotes to the financial statements. The guidance will be effective for annual disclosures beginning in Fiscal 2028 and subsequent interim periods. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is evaluating the impact that adopting this guidance will have on VF's disclosures.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the intended function. The amendments are effective for interim and annual periods beginning in Fiscal 2029, with early adoption permitted. The guidance can be applied using a prospective, retrospective or modified transition approach. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”, which amends certain aspects of hedge accounting rules to more closely align with the economic results of risk management activities in the financial statements. The amendments are effective for interim and annual periods beginning in Fiscal 2028, with early adoption permitted. The amendments are required to be applied on a prospective basis. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities”, an update that establishes authoritative guidance on the accounting for government grants received by business entities. The guidance is effective for interim and annual periods beginning in Fiscal 2030, with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which is intended to clarify interim disclosure requirements and the applicability of Accounting Standards Codification Topic 270 — Interim Reporting. The guidance is effective for interim periods beginning in Fiscal 2029, with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements”, which represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The amendments are effective for interim and annual periods beginning in Fiscal 2028, with early adoption permitted, but the Company does not expect the adoption of this guidance to have a material impact on its financial statements and related disclosures.
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	December 2025	March 2025	December 2024
Contract assets (a)	$1,998	$2,448	$1,757
Contract liabilities (b)	71,134	78,421	68,820
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three and nine months ended December 2025, the Company recognized $41.6 million and $142.2 million, respectively, of revenue, which, for the nine months ended December 2025 included the majority of the contract liability balance at the beginning of the year, and, for both periods, included amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from timing differences between the Company's satisfaction of performance obligations and the customer's payment.
VF Corporation Q3 FY26 Form 10-Q 12

Performance Obligations
As of December 2025, the Company expects to recognize $10.5 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through December 2028. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of December 2025, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended December 2025 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$813,446	$259,006	$164,991	$1,237,443
Direct-to-consumer	1,110,106	406,863	109,033	1,626,002
Royalty	2,456	5,966	3,934	12,356
Total	$1,926,008	$671,835	$277,958	$2,875,801

Geographic revenues
Americas	$945,704	$422,229	$170,725	$1,538,658
Europe	658,932	183,651	86,157	928,740
Asia-Pacific	321,372	65,955	21,076	408,403
Total	$1,926,008	$671,835	$277,958	$2,875,801

	Three Months Ended December 2024 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$761,960	$282,028	$206,949	$1,250,937
Direct-to-consumer	1,013,821	428,271	123,477	1,565,569
Royalty	4,495	6,250	6,661	17,406
Total	$1,780,276	$716,549	$337,087	$2,833,912

Geographic revenues
Americas	$836,515	$457,417	$212,790	$1,506,722
Europe	613,356	183,665	97,221	894,242
Asia-Pacific	330,405	75,467	27,076	432,948
Total	$1,780,276	$716,549	$337,087	$2,833,912
13 VF Corporation Q3 FY26 Form 10-Q

	Nine Months Ended December 2025 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$2,475,383	$1,029,571	$633,942	$4,138,896
Direct-to-consumer	1,917,391	1,084,692	254,443	3,256,526
Royalty	9,179	18,009	16,563	43,751
Total	$4,401,953	$2,132,272	$904,948	$7,439,173

Geographic revenues
Americas	$2,014,151	$1,261,677	$543,920	$3,819,748
Europe	1,599,476	658,598	294,584	2,552,658
Asia-Pacific	788,326	211,997	66,444	1,066,767
Total	$4,401,953	$2,132,272	$904,948	$7,439,173

	Nine Months Ended December 2024 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$2,325,958	$1,104,269	$662,279	$4,092,506
Direct-to-consumer	1,764,056	1,193,738	263,667	3,221,461
Royalty	10,614	19,812	16,527	46,953
Total	$4,100,628	$2,317,819	$942,473	$7,360,920

Geographic revenues
Americas	$1,864,611	$1,397,707	$575,961	$3,838,279
Europe	1,467,844	673,941	294,348	2,436,133
Asia-Pacific	768,173	246,171	72,164	1,086,508
Total	$4,100,628	$2,317,819	$942,473	$7,360,920
(a)In the first quarter of Fiscal 2026, VF realigned its reportable segments. The three and nine months ended December 2024 have been recast to reflect this change. Refer to Note 15 for additional information regarding the Company's reportable segments.
(b)“All Other” is included for purposes of reconciliation of revenues, but it is not considered a reportable segment. “All Other” includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®.
NOTE 4 — DIVESTITURE AND DISCONTINUED OPERATIONS

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.

Divestiture
Dickies
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell Dickies for $600.0 million in cash, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. On November 12, 2025, VF completed the sale of Dickies. VF received proceeds of $600.5 million, net of cash sold and subject to post closing adjustments, and recorded an estimated pre-tax gain of $139.1 million, which is included in the other income (expense), net line item in the Consolidated Statements of Operations for both the three and nine months ended December 2025. The estimated gain is subject to working capital and other customary adjustments, which we expect to be finalized within 180 days of the sale.

The Company determined that the sale of Dickies did not represent a strategic shift that would have a major effect on the Company's operations and financial results, and therefore did not qualify for presentation as a discontinued operation. The results of operations for Dickies were included within the “All Other” category in Note 15, Reportable Segment Information.
Under the terms of a transition services agreement, the Company will provide certain post-closing accounting, tax, treasury, digital technology, supply chain, legal, customer service and human resource services on a transitional basis for periods generally up to 12 months from the closing date of the transaction, with the option to extend certain services for up to two six-month extension periods.
VF Corporation Q3 FY26 Form 10-Q 14

Discontinued Operations
Supreme
On July 16, 2024, VF entered into a Purchase Agreement with EssilorLuxottica S.A. to sell Supreme for an aggregate base purchase price of $1.500 billion, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses as more fully set forth in the Purchase Agreement. On October 1, 2024, VF completed the sale of Supreme. VF received proceeds of $1.506 billion, net of cash sold, resulting in a final after-tax loss on sale of $126.6 million, of which an estimated after-tax loss of $127.5 million was included in the loss from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the nine months ended December 2024. An increase in the estimated after-tax loss on sale of $2.7 million was included in the loss from discontinued operations, net of tax line item in the Consolidated Statement of Operations for the three months ended December 2024. VF used a portion of the net cash proceeds to prepay $1.0 billion of its delayed draw Term Loan (“DDTL”) pursuant to the terms of the DDTL Agreement, as amended, which required repayment within ten business days of VF’s receipt of the net cash proceeds from the sale of Supreme, and to repay $450.0 million of commercial paper borrowings upon maturity during the third quarter of Fiscal 2025.
During the second quarter of Fiscal 2025, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Financial Statements, through the date of sale. These changes have been applied to all periods presented.
The results of Supreme were previously reported in the Active segment. The results of Supreme recorded in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Operations were losses of $1.3 million (including a $2.7 million increase to the estimated after-tax loss on sale) and $258.5 million (including an after-tax estimated loss on sale of $127.5 million and goodwill and intangible asset impairment charges of $145.0 million) for the three and nine months ended December 2024, respectively.
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
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for Supreme that are included in the loss from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2025 (a)	2024	2025 (a)	2024
Revenues	$—	$5,030	$—	$244,524
Cost of goods sold	—	1,571	—	95,520
Selling, general and administrative expenses	—	1,438	—	109,991
Impairment of goodwill and intangible assets	—	—	—	145,000
Interest expense, net (b)	—	—	—	(30,767)
Other income (expense), net	—	—	—	(17)
Income (loss) from discontinued operations before income taxes	—	2,021	—	(136,771)
Estimated loss on the sale of discontinued operations before income taxes	—	(2,656)	—	(135,194)
Total loss from discontinued operations before income taxes	—	(635)	—	(271,965)
Income tax expense (benefit)	—	694	—	(13,446)
Loss from discontinued operations, net of tax	$—	$(1,329)	$—	$(258,519)
(a)There was no activity during the three and nine months ended December 2025.
(b)As noted above, interest expense and the related interest rate swap impact for the DDTL were allocated to discontinued operations.
15 VF Corporation Q3 FY26 Form 10-Q

NOTE 5 — INVENTORIES

(In thousands)	December 2025	March 2025	December 2024
Finished products	$1,618,836	$1,588,124	$1,756,117
Work-in-process	39,748	38,808	38,284
Raw materials	116	93	116
Total inventories	$1,658,700	$1,627,025	$1,794,517
NOTE 6 — INTANGIBLE ASSETS

			December 2025			March 2025
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	20 years	Accelerated	$251,525	$202,780	$48,745	$61,822
Indefinite-lived intangible assets:
Trademarks and trade names					1,425,787	1,648,885
Intangible assets, net					$1,474,532	$1,710,707

During the three months ended December 2025, the Company completed the sale of Dickies, at which time intangible assets of $243.8 million were removed from the Consolidated Balance Sheet. Refer to Note 4 for additional information regarding the divestiture.
Amortization expense for the three and nine months ended December 2025 was $2.9 million and $9.2 million, respectively.
Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2026 is $11.9 million, $10.6 million, $9.9 million, $9.0 million and $7.0 million, respectively.
NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment and the “All Other” category as follows:

(In thousands)	Outdoor	Active	All Other (a)	Total
Balance, March 2025	$102,146	$328,449	$172,791	$603,386
Impairment charge	—	—	(30,716)	(30,716)
Foreign currency translation	237	13,731	5,108	19,076
Balance, December 2025	$102,383	$342,180	$147,183	$591,746
(a)“All Other” is included for purposes of reconciliation of goodwill, but it is not considered a reportable segment.
During the three months ended December 2025, VF performed an interim impairment analysis of the Napapijri reporting unit and recorded an impairment charge of $30.7 million. The Napapijri reporting unit is part of the “All Other” category. Refer to Note 17 for additional information on fair value measurements.
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
Accumulated impairment charges for the Outdoor reportable segment were $730.2 million as of December 2025 and March 2025. Accumulated impairment charges for the “All Other” category were $107.7 million and $138.8 million as of December 2025 and March 2025, respectively.
During the three months ended December 2025, the Company completed the sale of Dickies. The Dickies reporting unit goodwill was fully impaired as of the third quarter of Fiscal 2024 and was previously included in the “All Other” category. Accumulated impairment charges related to the Dickies reporting unit were $61.8 million. Refer to Note 4 for additional information regarding the divestiture.
VF Corporation Q3 FY26 Form 10-Q 16

NOTE 8 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. The substantial majority of these leases are operating leases. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost, impairments of right-of-use assets and gains recognized from sale leaseback transactions. The components of lease cost were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2025	2024	2025	2024
Operating lease cost	$104,865	$99,998	$306,330	$304,551
Other lease cost	46,745	46,445	113,950	99,555
Total lease cost	$151,610	$146,443	$420,280	$404,106

During the three and nine months ended December 2025, the Company recorded $4.5 million of impairment charges in the selling, general and administrative (“SG&A”) expenses line item in VF's Consolidated Statements of Operations for impairments of right-of-use assets related to Dickies that were not included in the divestiture.
During the nine months ended December 2024, the Company entered into a sale leaseback transaction for certain warehouse real estate and related assets. The transaction qualified as a sale, and thus the Company recognized a gain of $15.5 million in the SG&A expenses line item in VF's Consolidated Statement of Operations for the nine months ended December 2024.
During the nine months ended December 2025 and 2024, the Company paid $310.4 million and $314.5 million for operating leases, respectively. During the nine months ended December 2025 and 2024, the Company obtained $332.6 million and $307.8 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 9 — SHORT-TERM BORROWINGS
ABL Credit Facility
On August 26, 2025, VF entered into a credit agreement that provides the Company with a $1.5 billion senior secured asset based revolving credit facility (the “ABL Credit Facility”), subject to a borrowing base that is composed of eligible credit card receivables, eligible wholesale receivables, eligible inventory and eligible in-transit inventory. The ABL Credit Facility includes up to a $100.0 million letter of credit subfacility and a $100.0 million swing-line subfacility. The ABL Credit Facility includes up to a $400.0 million subfacility for borrowings by borrowers formed in Switzerland and Germany, with the German sublimit capped at $75.0 million, subject to a borrowing base composed of eligible wholesale receivables, eligible inventory, and eligible in-transit inventory for the Swiss borrowings and composed of eligible wholesale receivables for the German borrowings.
The ABL Credit Facility has a stated maturity date of August 26, 2030 and replaces VF's previous $2.25 billion senior unsecured revolving line of credit, dated November 24, 2021 (as amended, the “Terminated Agreement”).
The ABL Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the size of the facility up to a maximum of $2.0 billion, subject to the terms and conditions of the credit agreement. Borrowings under the ABL Credit Facility may be used (i) to refinance the Company’s existing indebtedness owed under the Terminated Agreement, (ii) to fund fees and expenses associated with the ABL Credit Facility, and (iii) for working capital and general corporate purposes. Multicurrency borrowings are available under the credit agreement, including borrowings in U.S. dollars, Canadian dollars, euros, sterling, and Swiss francs (subject to certain limitations as set forth in the credit agreement). Borrowings under the credit agreement bear interest at a rate per annum based on the currency borrowed and borrowing type (swing loan, base rate loan or benchmark/
term rate loan), plus the applicable margin (ranging from 0.50% to 2.00% based on borrowing type and average Global Excess Availability, as set forth in the credit agreement). The applicable margin is subject to a one-time permanent 0.25% reduction if VF achieves a Leverage Ratio (as defined in the credit agreement) of less than 4.00 to 1.00 for any period of four consecutive fiscal quarter periods ending after the closing date. In addition to paying interest on the outstanding principal, the Company is required to pay a commitment fee on the unutilized commitments under the ABL Credit Facility. The commitment fee is between 0.25% and 0.375% depending on the usage of the ABL Credit Facility relative to the maximum principal amount. VF is also required to pay letter of credit fees, as detailed in the credit agreement.
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
The ABL Credit Facility includes a financial covenant that requires VF to maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 for the 12-month period ending on the last day of any applicable fiscal quarter. However, the financial covenant only applies if at any time Global Excess Availability (as defined in the credit agreement) is less than the greater of (i) 10.0% of the Global Line Cap (as defined in the credit agreement), and (ii) $100.0 million, and ceases to apply when Global Excess
17 VF Corporation Q3 FY26 Form 10-Q

Availability has equaled or exceeded the greater of (i) 10.0% of the Global Line Cap, and (ii) $100.0 million for 30 consecutive days. As of December 2025, specified availability under the ABL Credit Facility exceeded the required threshold and, as a result, the financial covenant was not applicable.
The Company was in compliance with all applicable debt covenants as of December 2025.
As of December 2025, the Company had no outstanding borrowings under the ABL Credit Facility. Reserves for outstanding, unfunded letters of credit under the ABL Credit Facility were $0.3 million as of December 2025. Availability under the ABL Credit Facility was $972.3 million as of December 2025, after giving effect to the borrowing base, outstanding borrowings and outstanding letters of credit.
NOTE 10 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance (“SCF”) program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. At December 2025, March
2025 and December 2024, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $690.1 million, $481.7 million and $661.4 million, respectively, due to suppliers that are eligible to participate in the SCF program.
NOTE 11 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2025	2024	2025	2024
Service cost – benefits earned during the period	$2,771	$2,475	$7,877	$7,381
Interest cost on projected benefit obligations	11,107	11,700	33,432	35,095
Expected return on plan assets	(15,029)	(15,320)	(45,075)	(45,950)
Settlement charges	34,192	—	34,533	—
Curtailments	—	(638)	(531)	(638)
Amortization of deferred amounts:
Net deferred actuarial losses	4,886	5,049	14,631	15,146
Deferred prior service credits	(159)	(148)	(470)	(442)
Net periodic pension cost	$37,768	$3,118	$44,397	$10,592

VF has reported the service cost component of net periodic pension cost in operating income and the other components, which include interest cost, expected return on plan assets, settlement charges, curtailments and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $14.0 million to its defined benefit plans during the nine months ended December 2025, and intends to make approximately $4.8 million of contributions during the remainder of Fiscal 2026.
In May 2025 VF executed a resolution to terminate the U.S. qualified plan, which is frozen and no longer accrues benefits. As of December 2025, the fair value of the plan's assets exceeded its benefit obligation. The termination of the plan was effective July 31, 2025, is subject to the appropriate regulatory approvals, and is expected to be completed in Fiscal 2026. VF currently estimates total non-cash settlement charges to be between $200.0 and $300.0 million in Fiscal 2026, which is inclusive of the non-cash settlement charge recorded in the third quarter of Fiscal 2026, as described below. VF's settlement obligations and related charges will depend upon both the nature and timing of participant settlements and prevailing market conditions.
In conjunction with the termination of the U.S. qualified plan, VF offered participants the option to elect lump-sum payouts in exchange for future benefit obligations. VF recorded a $34.0 million non-cash settlement charge in the other income (expense), net line item in the Consolidated Statements of Operations during the three and nine months ended December 2025 to recognize the related deferred actuarial losses in accumulated other comprehensive loss (“OCL”) resulting from lump-sum payments of retirement benefits. Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate. The discount rate used to determine the pension obligation as of December 2025 was 5.32%.
Additionally, VF recorded $0.2 million and $0.5 million of settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the three and nine months ended December 2025, respectively. The settlement charges related to the recognition of deferred actuarial losses resulting from lump-sum payments of retirement benefits in the supplemental defined benefit pension plan. Actuarial assumptions used in the interim valuations were reviewed and revised as appropriate.
VF recorded $0.5 million in curtailment gains in the other income (expense), net line item in the Consolidated Statement of Operations for the nine months ended December 2025 and $0.6 million in curtailment gains in the other income (expense), net line item in the Consolidated Statements of Operations for the three and nine months ended December 2024. The curtailment gains were related to employee exits from an international plan resulting from restructuring actions.
VF Corporation Q3 FY26 Form 10-Q 18

NOTE 12 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the nine months ended December 2025, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of December 2025, March 2025 or December 2024. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings (accumulated deficit).
Accumulated Other Comprehensive Loss
Comprehensive income consists of net income (loss) and specified components of other comprehensive income (loss), which relate to changes in assets and liabilities that are not included in net income (loss) under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income. The deferred components of other comprehensive income (loss) are reported, net of related income taxes, in accumulated OCL in stockholders’ equity, as follows:

(In thousands)	December 2025	March 2025	December 2024
Foreign currency translation and other	$(746,238)	$(821,189)	$(846,574)
Defined benefit pension plans	(178,810)	(180,047)	(171,993)
Derivative financial instruments	(76,238)	23,496	67,082
Accumulated other comprehensive loss	$(1,001,286)	$(977,740)	$(951,485)
The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended December 2025
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2025	$(770,855)	$(174,008)	$(79,178)	$(1,024,041)
Other comprehensive income (loss) before reclassifications	24,235	(33,795)	(20,253)	(29,813)
Amounts reclassified from accumulated other comprehensive loss	382	28,993	23,193	52,568
Net other comprehensive income (loss)	24,617	(4,802)	2,940	22,755
Balance, December 2025	$(746,238)	$(178,810)	$(76,238)	$(1,001,286)

	Three Months Ended December 2024
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, September 2024	$(869,994)	$(175,087)	$(25,499)	$(1,070,580)
Other comprehensive income (loss) before reclassifications	(51,873)	(99)	88,068	36,096
Amounts reclassified from accumulated other comprehensive loss	75,293	3,193	4,513	82,999
Net other comprehensive income	23,420	3,094	92,581	119,095
Balance, December 2024	$(846,574)	$(171,993)	$67,082	$(951,485)
19 VF Corporation Q3 FY26 Form 10-Q

	Nine Months Ended December 2025
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2025	$(821,189)	$(180,047)	$23,496	$(977,740)
Other comprehensive income (loss) before reclassifications	74,569	(34,650)	(111,386)	(71,467)
Amounts reclassified from accumulated other comprehensive loss	382	35,887	11,652	47,921
Net other comprehensive income (loss)	74,951	1,237	(99,734)	(23,546)
Balance, December 2025	$(746,238)	$(178,810)	$(76,238)	$(1,001,286)

	Nine Months Ended December 2024
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2024	$(868,439)	$(182,333)	$(13,559)	$(1,064,331)
Other comprehensive income (loss) before reclassifications	(53,428)	(135)	56,015	2,452
Amounts reclassified from accumulated other comprehensive loss	75,293	10,475	24,626	110,394
Net other comprehensive income	21,865	10,340	80,641	112,846
Balance, December 2024	$(846,574)	$(171,993)	$67,082	$(951,485)
VF Corporation Q3 FY26 Form 10-Q 20

Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended December		Nine Months Ended December
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2025	2024	2025	2024
Losses on foreign currency translation and other:
Sale of Dickies	Other income (expense), net	$(382)	$—	$(382)	$—
Sale of Supreme	Loss from discontinued operations, net of tax (a)	—	(75,293)	—	(75,293)
Total before tax		(382)	(75,293)	(382)	(75,293)
Income tax effect		—	—	—	—
Net of tax		(382)	(75,293)	(382)	(75,293)
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(4,886)	(5,049)	(14,631)	(15,146)
Deferred prior service credits	Other income (expense), net	159	148	470	442
Pension settlement charges	Other income (expense), net	(34,192)	—	(34,533)	—
Pension curtailment gains	Other income (expense), net	—	638	531	638
Total before tax		(38,919)	(4,263)	(48,163)	(14,066)
Income tax effect		9,926	1,070	12,276	3,591
Net of tax		(28,993)	(3,193)	(35,887)	(10,475)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Revenues	1,945	(9,580)	519	(21,762)
Foreign exchange contracts	Cost of goods sold	(21,412)	4,648	(7,241)	(9,479)
Foreign exchange contracts	SG&A expenses	175	166	(336)	(289)
Foreign exchange contracts	Other income (expense), net	2,421	(970)	3,971	(973)
Interest rate contracts	Interest expense	27	364	81	418
Interest rate contracts	Loss from discontinued operations, net of tax	—	—	—	2,299
Total before tax		(16,844)	(5,372)	(3,006)	(29,786)
Income tax effect		(6,349)	859	(8,646)	5,160
Net of tax		(23,193)	(4,513)	(11,652)	(24,626)
Total reclassifications for the period, net of tax		$(52,568)	$(82,999)	$(47,921)	$(110,394)
(a)Foreign currency translation losses related to Supreme were included in the carrying value of the disposal group used in determining the estimated loss on sale recorded during the second quarter of Fiscal 2025. Upon completion of the sale of Supreme on October 1, 2024, these amounts were reclassified out of accumulated OCL into the loss from discontinued operations, net of tax line item in the Consolidated Statements of Operations for the three and nine months ended December 2024 and offset against the derecognition of the previously recorded allowance on the disposal group.
NOTE 13 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the three months ended September 2025, VF granted 516,605 performance-based restricted stock units (“RSUs”) with a market condition to the Chief Executive Officer (“CEO”) that enables him to receive shares of VF Common Stock at the end of a performance cycle that goes through Fiscal 2028. Each performance-based RSU has a potential final payout of either zero or one share of VF Common Stock. The number of shares earned by the CEO, if any, is based on achievement of an operating income percentage for Fiscal 2028 and a VF stock price target during the performance period. The targets for both were set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to the CEO following the conclusion of the performance period, subject to completion of a one-year holding period. The grant date fair value of the award incorporated achievement of the stock price target using a Monte Carlo simulation technique that incorporates option-pricing model inputs and was $5.10 per share. The grant date fair value is being recognized over the service period so long as achievement of the operating income percentage target is probable.
During the nine months ended December 2025, VF granted 1,474,178 RSUs to executives that enable them to receive shares of VF Common Stock over a five-year vesting period. The fair market value of VF Common Stock at the date the units were granted was $12.55 per share. These units vest 25% on the second, third, fourth and fifth anniversaries of the grant date. The number of units paid for the portion of the RSUs that vest on the fifth anniversary of the grant date are subject to relative total shareholder return (“TSR”) targets set by the Talent and
21 VF Corporation Q3 FY26 Form 10-Q

Compensation Committee of the Board of Directors, and will be paid in full or decreased to zero, based on how VF's TSR over the five-year period compares to the TSR for companies included in the Standard & Poor's 600 Consumer Discretionary Sector Index. The grant date fair value of the TSR-based adjustment related to the RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $9.09 per share.
During the nine months ended December 2025, VF granted 146,135 nonperformance-based stock units to nonemployee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant. The fair market value of VF Common Stock at the date the units were granted was $12.55 per share.
In addition, VF granted 4,578,394 nonperformance-based RSUs to employees and executives during the nine months ended December 2025. These units generally vest over periods up to four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $12.59 per share.
NOTE 14 — INCOME TAXES

The effective income tax rate for the nine months ended December 2025 was 25.8% compared to 16.1% in the 2024 period. The nine months ended December 2025 included a net discrete tax expense of $4.0 million, which was comprised primarily of a $7.3 million tax expense related to stock compensation and a $4.2 million net tax benefit related to unrecognized tax benefits and interest. Excluding the $4.0 million net discrete tax expense in the 2025 period, the effective income tax rate would have been 25.0%. The nine months ended December 2024 included a net discrete tax benefit of $1.9 million, which was comprised primarily of a $5.8 million net tax benefit related to unrecognized tax benefits and interest and a $5.9 million tax expense related to stock compensation. Excluding the $1.9 million net discrete tax benefit in the 2024 period, the effective income tax rate would have been 16.8%. Without discrete items, the effective income tax rate for the nine months ended December 2025 increased by 8.2% compared with the 2024 period primarily due to an increase in tax rates on foreign earnings.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue Service examinations for tax years through 2015 have been effectively settled. In addition, VF is currently subject to examination by various state and international tax authorities.
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
On July 4, 2025, the U.S. signed into law the One Big Beautiful Bill Act, which included various provisions specific to businesses. The legislation has multiple effective dates, with certain provisions effective in Fiscal 2026 and others implemented in subsequent years. The Company has reflected the impact of the enacted provisions in its financial statements for the nine months ended December 2025, which were determined to be immaterial.
During the nine months ended December 2025, the amount of net unrecognized tax benefits and associated interest decreased by $6.6 million to $319.0 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $176.2 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $169.0 million would reduce income tax expense.
NOTE 15 — REPORTABLE SEGMENT INFORMATION
VF's President and CEO is the Company's CODM. The Company's individual global brands, or in certain cases the combination of global brands, have been determined to be operating segments. The operating segments have been evaluated and aggregated into reportable segments because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. In the first quarter of Fiscal 2026, VF realigned its reportable segments to reflect a change in how the Timberland® brand is managed and the CODM's key areas of focus. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026. This operating segment has been aggregated with The North Face® brand in the Outdoor reportable segment and the Vans®, Kipling®, Eastpak® and JanSport® brands have been aggregated in the Active reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an “All Other” category. This group includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. Results for the “All Other” category are included as a reconciling item between the Company's reportable segments and its consolidated results of operations and assets.
Reportable segment results for all prior periods have been recast to reflect the change in reportable segments. These changes had no impact on previously reported consolidated results of operations.
The results of Dickies have been included in the “All Other” category through the November 12, 2025 date of sale.
VF Corporation Q3 FY26 Form 10-Q 22

Below is a description of VF's reportable segments and the brands included within each:

REPORTABLE SEGMENT	BRANDS
Outdoor - Outdoor apparel, footwear and equipment	The North Face®
Timberland®
Active - Active apparel, footwear and accessories	Vans®
Kipling®
Eastpak®
JanSport®
All Other - included in the tables below for purposes of reconciliation of revenues, profit and assets, but it is not considered a reportable segment. “All Other” includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®.
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
Segment assets are those used directly in or resulting from the operations of each business, which are accounts receivable and inventories. Segment assets included in the “All Other” category represent accounts receivable and inventory balances related to the brands included within the “All Other” category as noted above and segment assets included in the “Corporate and other” category represent receivable balances primarily related to corporate activities, and both are provided for purposes of reconciliation as they are not considered reportable segments. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM at the segment level.
Financial information for VF's segments is as follows:

	Three Months Ended December 2025
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$1,926,008	$671,835	$2,597,843
“All Other” revenues			277,958
Total revenues			2,875,801
Less:
Cost of goods sold	818,631	294,120
Marketing expenses	172,665	67,728
Other SG&A expenses	529,680	315,145
Other segment items (a)	2,694	536
Segment profit (loss)	407,726	(4,622)	403,104
Impairment of goodwill			(30,716)
Corporate and other income (expenses) (b)			10,030
Interest expense, net			(34,611)
“All Other” profit			15,052
Income from continuing operations before income taxes			$362,859
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
23 VF Corporation Q3 FY26 Form 10-Q

(b)An estimated pre-tax gain on the sale of Dickies of $139.1 million was recorded in the other income (expense), net line item in the Consolidated Statement of Operations for the three months ended December 2025. Refer to Note 4 for additional information regarding the divestiture. In addition, a pension settlement charge of $34.0 million related to the termination of the U.S. qualified plan was recorded in the other income (expense), net line item in the Consolidated Statement of Operations for the three months ended December 2025. Refer to Note 11 for additional information regarding the settlement charge.

	Three Months Ended December 2024
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$1,780,276	$716,549	$2,496,825
“All Other” revenues			337,087
Total revenues			2,833,912
Less:
Cost of goods sold	767,302	304,205
Marketing expenses	148,592	81,137
Other SG&A expenses	481,368	325,120
Other segment items (a)	6,141	581
Segment profit	389,155	6,668	395,823
Impairment of intangible assets			(51,000)
Corporate and other expenses			(142,202)
Interest expense, net			(36,516)
“All Other” profit			30,564
Income from continuing operations before income taxes			$196,669
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.

	Nine Months Ended December 2025
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$4,401,953	$2,132,272	$6,534,225
“All Other” revenues			904,948
Total revenues			7,439,173
Less:
Cost of goods sold	2,027,058	917,255
Marketing expenses	364,246	185,041
Other SG&A expenses	1,351,291	913,399
Other segment items (a)	6,838	1,387
Segment profit	666,196	117,964	784,160
Impairment of goodwill			(30,716)
Corporate and other expenses (b)			(190,202)
Interest expense, net			(121,940)
“All Other” profit			63,245
Income from continuing operations before income taxes			$504,547
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
(b)An estimated pre-tax gain on the sale of Dickies of $139.1 million was recorded in the other income (expense), net line item in the Consolidated Statement of Operations for the nine months ended December 2025. Refer to Note 4 for additional information regarding the divestiture. In addition, a pension settlement charge of $34.0 million related to the termination of the U.S. qualified plan was recorded in the other income (expense), net line item in the Consolidated Statement of Operations for the nine months ended December 2025. Refer to Note 11 for additional information regarding the settlement charge.
VF Corporation Q3 FY26 Form 10-Q 24

	Nine Months Ended December 2024
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$4,100,628	$2,317,819	$6,418,447
“All Other” revenues			942,473
Total revenues			7,360,920
Less:
Cost of goods sold	1,952,221	969,797
Marketing expenses	319,774	223,154
Other SG&A expenses	1,240,957	953,850
Other segment items (a)	6,730	566
Segment profit	594,406	171,584	765,990
Impairment of intangible assets			(51,000)
Corporate and other expenses			(395,959)
Interest expense, net (b)			(120,151)
“All Other” profit			62,891
Income from continuing operations before income taxes			$261,771
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
(b)Interest expense and the related interest rate swap impact for the DDTL, which totaled $31.1 million for the nine months ended December 2024, were allocated to discontinued operations due to the requirement within the DDTL's amended agreement that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.

(In thousands)	December 2025	March 2025	December 2024
Segment assets:
Outdoor	$1,949,115	$1,552,908	$1,784,335
Active	769,821	860,128	781,921
All Other	335,811	507,223	534,384
Corporate and other	19,837	28,429	37,163
Total segment assets	3,074,584	2,948,688	3,137,803
Cash and cash equivalents	1,466,469	429,382	1,369,376
Property, plant and equipment, net	687,504	720,879	718,481
Goodwill and intangible assets, net	2,066,278	2,314,093	2,341,101
Operating lease right-of-use assets	1,364,407	1,262,319	1,268,425
Other assets	1,772,387	1,702,175	1,719,036
Consolidated assets	$10,431,629	$9,377,536	$10,554,222

	Three Months Ended December		Nine Months Ended December

(In thousands)	2025	2024	2025	2024
Depreciation and amortization:
Outdoor	$25,700	$23,604	$77,821	$72,163
Active	15,201	14,319	41,522	41,994
All Other	1,892	4,859	14,166	15,417
Corporate and other	36,089	17,290	79,537	56,894
	$78,882	$60,072	$213,046	$186,468
25 VF Corporation Q3 FY26 Form 10-Q

NOTE 16 — EARNINGS PER SHARE

	Three Months Ended December		Nine Months Ended December

(In thousands, except per share amounts)	2025	2024	2025	2024
Earnings per share – basic:
Income from continuing operations	$300,845	$169,109	$374,202	$219,591
Weighted average common shares outstanding	390,915	389,218	390,529	389,001
Earnings per share from continuing operations	$0.77	$0.43	$0.96	$0.56
Earnings per share – diluted:
Income from continuing operations	$300,845	$169,109	$374,202	$219,591
Weighted average common shares outstanding	390,915	389,218	390,529	389,001
Incremental shares from stock options and other dilutive securities	6,242	4,690	3,885	2,434
Adjusted weighted average common shares outstanding	397,157	393,908	394,414	391,435
Earnings per share from continuing operations	$0.76	$0.43	$0.95	$0.56

Outstanding stock options and other potentially dilutive securities of 9.1 million and 13.8 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2025, respectively, and 9.0 million and 13.6 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2024, respectively, because the effect of their inclusion would have been anti-dilutive to those periods.
In addition, 2.2 million and 2.3 million shares of performance-based RSUs and RSUs with a TSR component were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2025, respectively, and 2.4 million and 1.9 million shares were excluded from the calculations of diluted earnings per share for the three and nine-month periods ended December 2024, respectively, because these units were not considered to be contingent outstanding shares in those periods.
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
VF Corporation Q3 FY26 Form 10-Q 26

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
December 2025
Financial assets:
Cash equivalents:
Money market funds	$854,812	$854,812	$—	$—
Time deposits	43,390	43,390	—	—
Derivative financial instruments	21,397	—	21,397	—
Deferred compensation and other	82,023	82,023	—	—
Financial liabilities:
Derivative financial instruments	87,584	—	87,584	—
Deferred compensation	77,958	—	77,958	—
Contingent consulting fees	10,591	—	—	10,591

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2025
Financial assets:
Cash equivalents:
Money market funds	$79,485	$79,485	$—	$—
Time deposits	12,280	12,280	—	—
Derivative financial instruments	34,371	—	34,371	—
Deferred compensation and other	78,769	78,769	—	—
Financial liabilities:
Derivative financial instruments	30,003	—	30,003	—
Deferred compensation	75,046	—	75,046	—
Contingent consulting fees	23,900	—	—	23,900
(a)There were no transfers among the levels within the fair value hierarchy during the nine months ended December 2025 or the year ended March 2025.
The following table presents the activity related to the contingent consulting fees designated as Level 3:

(In thousands)	Three Months Ended December 2025	Nine Months Ended December 2025
Beginning Balance	$5,564	$23,900
Cash payments	—	(20,000)
Change in fair value	5,027	6,691
Ending Balance	$10,591	$10,591
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
During the second quarter of Fiscal 2025, VF entered into a contract with a consulting firm to support Reinvent, VF's transformation program. Fees related to this contract could be up to $146.0 million, which includes $71.0 million of fixed fees and $75.0 million of contingent fees tied to increases in VF's stock price. The contingent fees are accounted for under Accounting Standards Codification Topic 718 — Stock Compensation as a liability award to a non-employee. Accordingly, VF has utilized the Monte Carlo valuation model
27 VF Corporation Q3 FY26 Form 10-Q

(Level 3) to estimate the fair value of the award at its inception, and will adjust such fair value on a quarterly basis over the measurement period, which concludes on June 30, 2027. Changes in the fair value are recognized in the SG&A expenses line item in the Consolidated Statements of Operations over the relevant service period, which concluded in the third quarter of Fiscal 2026. Accordingly, future changes in fair value will be recognized immediately in the SG&A expenses line item in the Consolidated Statements of Operations. The valuation includes the effects of market conditions that are based upon VF's stock price performance relative to stock price targets and a minimum payout dependent on the Standard & Poor's 500 Index return and VF's TSR versus that of peer companies over the measurement period. During the nine months ended December 2025, $20.0 million of contingent fees were paid to the consulting firm. As of December 2025, the total fair value of the remaining contingent fees was $10.6 million, with $5.0 million and $6.7 million recognized in the three and nine months ended December 2025, respectively. As of December 2024, the total fair value of the remaining contingent fees was $36.2 million, with $8.4 million and $22.0 million recognized in the three and nine months ended December 2024, respectively.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2025 and March 2025, their carrying values approximated their fair values. Additionally, at December 2025 and March 2025, the carrying values of VF’s long-term debt, including the current portion, were $4,145.1 million and $3,966.2 million, respectively, compared with fair values of $3,901.8 million and $3,628.8 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
Nonrecurring Fair Value Measurements
Napapijri Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
During the three months ended December 2025, management determined that a recent downward revision in the Napapijri forward-looking financial projections was a triggering event that required management to perform a quantitative impairment analysis of both the Napapijri reporting unit goodwill and indefinite-lived trademark intangible asset. Recent leadership changes within the brand have resulted in strategic actions that are projected to deliver short- to medium-term revenue and profit reductions to support long-term growth of the brand. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the September 28, 2025 testing date were $62.3 million and $32.4 million, respectively. As a result of the impairment testing performed, VF recorded a goodwill impairment charge of $30.7 million in the Consolidated Statements of Operations for the three and nine months ended December 2025 to write down the Napapijri reporting unit carrying value to its estimated fair value. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by a significant amount.

The Napapijri reporting unit is included in the “All Other" category.
The fair values of the Napapijri reporting unit goodwill and indefinite-lived trademark intangible asset were estimated using valuation techniques consistent with those discussed in the Critical Accounting Policies and Estimates section included in Management’s Discussion and Analysis in the Fiscal 2025 Form 10-K.
Management’s revenue and profitability forecasts used in the Napapijri reporting unit and indefinite-lived trademark intangible asset valuations considered recent and historical performance, strategic initiatives, industry trends and macroeconomic factors. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Napapijri reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including the current year that considered actual results lower than previous internal forecasts, with revenue growth and profitability projections throughout the forecast period that reflects the long-term strategy for the business.
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for other VF brands; and,
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand’s operating results and the return to revenue growth and improved profitability over the projection period. If the brand is unable to achieve the financial projections, an impairment on the indefinite-lived trademark intangible asset or additional impairment on the reporting unit goodwill could occur in the future.
VF Corporation Q3 FY26 Form 10-Q 28

NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments at December 2025 are foreign currency exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.7 billion at December 2025 and $3.1 billion at March 2025 and December 2024, consisting primarily of contracts hedging exposures to the euro, British pound, Chinese renminbi, Canadian dollar, Mexican peso, Swiss franc, Taiwan dollar, Swedish krona, Polish zloty, South Korean won and Japanese yen. These derivative contracts have maturities up to 20 months.
During the three months ended December 2024, VF settled interest rate swap contracts that were in place to hedge the cash flow risk of interest payments on the variable-rate DDTL Agreement. The DDTL was prepaid on October 4, 2024.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2025	March 2025	December 2024	December 2025	March 2025	December 2024
Derivatives Designated as Hedging Instruments:
Cash flow foreign exchange contracts	$12,837	$32,608	$89,053	$(86,046)	$(29,847)	$(26,667)
Fair value foreign exchange contracts	7,404	—	—	—	—	—
Total derivatives designated as hedging instruments	20,241	32,608	89,053	(86,046)	(29,847)	(26,667)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	1,156	1,763	2,632	(1,538)	(156)	(161)
Total derivatives	$21,397	$34,371	$91,685	$(87,584)	$(30,003)	$(26,828)
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

	December 2025		March 2025		December 2024

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$21,397	$(87,584)	$34,371	$(30,003)	$91,685	$(26,828)
Gross amounts not offset in the Consolidated Balance Sheets	(9,635)	9,635	(13,592)	13,592	(8,918)	8,918
Net amounts	$11,762	$(77,949)	$20,779	$(16,411)	$82,767	$(17,910)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		December 2025	March 2025	December 2024
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$20,447	$32,290	$80,981
Foreign exchange contracts	Accrued liabilities	(83,525)	(19,810)	(24,332)
Foreign exchange contracts	Other assets	950	2,081	10,704
Foreign exchange contracts	Other liabilities	(4,059)	(10,193)	(2,496)
29 VF Corporation Q3 FY26 Form 10-Q

Cash Flow Hedges
VF primarily uses foreign currency exchange forward contracts to hedge a portion of the exchange risk for its forecasted sales, inventory purchases, operating costs and certain intercompany transactions, including sourcing and management fees and royalties. The Company also used interest rate swap contracts to hedge against a portion of the exposure related to its interest payments on its variable-rate debt, which was prepaid on October 4, 2024. The effects of cash flow hedging included in VF’s Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations are summarized as follows:

(In thousands)	Gain (Loss) on Derivatives Recognized in Accumulated OCL Three Months Ended December		Gain (Loss) on Derivatives Recognized in Accumulated OCL Nine Months Ended December

Cash Flow Hedging Relationships	2025	2024	2025	2024
Foreign exchange contracts	$(14,709)	$104,716	$(125,157)	$70,014
Interest rate contracts	—	13	—	301
Total	$(14,709)	$104,729	$(125,157)	$70,315

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss) Three Months Ended December		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss) Nine Months Ended December

Cash Flow Hedging Relationships	Location of Gain (Loss)	2025	2024	2025	2024
Foreign exchange contracts	Revenues	$1,945	$(9,580)	$519	$(21,762)
Foreign exchange contracts	Cost of goods sold	(21,412)	4,648	(7,241)	(9,479)
Foreign exchange contracts	SG&A expenses	175	166	(336)	(289)
Foreign exchange contracts	Other income (expense), net	2,421	(970)	3,971	(973)
Interest rate contracts	Interest expense	27	364	81	418
Interest rate contracts	Loss from discontinued operations, net of tax	—	—	—	2,299
Total		$(16,844)	$(5,372)	$(3,006)	$(29,786)

Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as third-party and intercompany borrowings and interest payments. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the three and nine months ended December 2025 and December 2024.
Other Derivative Information
At December 2025, accumulated OCL included $73.0 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated €1.5 billion of its €2.0 billion aggregate principal euro-denominated fixed-rate notes, as of December 2025, as a net investment hedge of VF’s investment in certain foreign operations. In the three months ended December 2025, VF de-designated the aggregate principal of its €500.0 million euro-denominated fixed-rate notes due 2026 and entered into a fair value hedging relationship as discussed in the “Fair Value Hedge” section below. As a result of the de-designation, VF recognized $6.1 million of expense in the other income (expense), net line item in the Consolidated Statements of Operations for the three and nine months ended December 2025.
Because this debt qualified as a non-derivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three and nine-month periods ended December 2025, the Company recognized an after-tax loss of $6.9 million and $137.0 million, respectively, in other comprehensive income (loss) related to the net investment hedge transaction and an after-tax gain of $108.6 million and $54.7 million for the three and nine-month periods ended December 2024, respectively. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.

VF Corporation Q3 FY26 Form 10-Q 30

Fair Value Hedge
The Company has designated a €500.0 million foreign currency exchange forward contract as a fair value hedge of the principal value of euro-denominated fixed-rate notes due 2026. Gains and losses related to the spot component of the hedge are recognized in other income (expense), net with offsetting gains and losses on the hedged recognized liability. Gains and losses related to hedge components excluded from the effectiveness assessment (forward points) are amortized under a systematic and rational method to other income (expense) over the life of the hedge. The revaluation of the excluded component is reported in other comprehensive income (loss). As of December 2025, the company recognized a gain of $9.5 million from the foreign currency remeasurement related to the spot component of the derivative and a loss of $1.8 million from the amortization of the excluded component in other income (expense). In addition, the company recorded a loss of $0.2 million from the revaluation of the excluded component in other comprehensive income (loss).
NOTE 19 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. A description of significant restructuring programs and other restructuring charges is provided below.

Reinvent

On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. All actions related to the program were substantially complete at the end of the first quarter of Fiscal 2026. Of the total charges, 73% related to severance and employee-related benefits and the remainder primarily related to asset impairments and write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the nine months ended December 2025, $59.3 million of cash payments related to the Reinvent charges were made.
The type of cost and respective location of restructuring charges related to Reinvent within VF's Consolidated Statements of Operations for the three and nine months ended December 2025 and 2024, and the cumulative charges recorded since the inception of Reinvent were as follows:

		Three Months Ended December		Nine Months Ended December		Cumulative Charges

(In thousands)		2025	2024	2025	2024
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$(5,576)	$16,976	$9,886	$36,275	$140,710
Severance and employee-related benefits	Cost of goods sold	—	—	3,820	181	10,003
Contract termination and other	SG&A expenses	—	—	326	737	1,063
Contract termination and other	Cost of goods sold	—	—	—	157	157
Asset impairments and write-downs	SG&A expenses	—	—	2,170	500	50,339
Pension withdrawal	SG&A expenses	1,597	—	1,597	3,619	5,216
Curtailment gains	Other income (expense), net	—	(638)	(531)	(638)	(1,467)
Accelerated depreciation	SG&A expenses	—	50	—	929	1,317
Accelerated depreciation	Cost of goods sold	—	—	322	17	339
Total Reinvent Restructuring Charges		$(3,979)	$16,388	$17,590	$41,777	$207,677
All restructuring charges related to Reinvent recognized in the three and nine months ended December 2025 and 2024 were reported within 'Corporate and other' expenses in Note 15, Reportable Segment Information.
31 VF Corporation Q3 FY26 Form 10-Q

Other Restructuring Charges
Other Restructuring Charges are related to various approved initiatives. The type of cost and respective location of Other Restructuring Charges within VF's Consolidated Statement of Operations for the three and nine months ended December 2025 and 2024 were as follows:

		Three Months Ended December		Nine Months Ended December

(In thousands)		2025	2024	2025	2024
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$—	$—	$788	$—
Contract termination and other	SG&A expenses	—	—	—	591
Total Other Restructuring Charges		$—	$—	$788	$591
Other Restructuring Charges by reportable segment were as follows:

	Three Months Ended December		Nine Months Ended December

(In thousands)	2025	2024	2025	2024
Active	$—	$—	$331	$—
Corporate and other	—	—	457	591
Total	$—	$—	$788	$591
Consolidated Restructuring Charges
The activity in the restructuring accrual related to Reinvent and Other Restructuring Charges for the nine-month period ended December 2025 was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2025	$65,250	$337	$65,587
Restructuring charges	20,070	—	20,070
Cash payments and settlements	(59,935)	—	(59,935)
Adjustments to accruals	(5,809)	(337)	(6,146)
Impact of foreign currency	699	—	699
Accrual at December 2025	$20,275	$—	$20,275
The $20.3 million total restructuring accrual at December 2025, is expected to be paid within the next 12 months and is classified within accrued liabilities. During the nine months ended December 2025, VF recorded adjustments to prior Reinvent accruals to reflect actual attrition rates that differed from original estimates.
NOTE 20 — CONTINGENCIES
On September 12, 2025 and November 6, 2025, securities complaints were filed on behalf of a purported class in the U.S. District Court for the District of Colorado (the “Court”) against VF Corporation and certain current and former members of management. The Court consolidated the cases into one action (the “Consolidated Action”). VF believes the allegations in the Consolidated Action are entirely without merit and VF will be vigorously defending against them. At this time, the outcome of this matter remains uncertain.
NOTE 21 — SUBSEQUENT EVENTS
On January 8, 2026, VF issued a notice of redemption for its €500.0 million aggregate principal amount of outstanding 4.125% Senior Notes due 2026. The redemption is expected to occur on February 7, 2026.
On January 12, 2026, VF's Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on March 19, 2026 to stockholders of record on March 10, 2026.
VF Corporation Q3 FY26 Form 10-Q 32

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company's current fiscal year runs from March 30, 2025 through March 28, 2026 (“Fiscal 2026”). Accordingly, this Form 10-Q presents our third quarter of Fiscal 2026. For presentation purposes herein, all references to periods ended December 2025 and December 2024 relate to the fiscal periods ended on December 27, 2025 and December 28, 2024, respectively. References to March 2025 relate to information as of March 29, 2025.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. References to the three and nine months ended December 2025 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three and nine months ended December 2024 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell the Dickies® brand business (“Dickies”). On November 12, 2025, VF completed the sale of Dickies. All references to the impact of Dickies divestiture below represent the difference between Dickies revenue recognized in the third quarter of Fiscal 2026 (through the date of sale) and the amount of Dickies revenue recognized in the third quarter of Fiscal 2025. The Company determined that the sale of Dickies did not represent a strategic shift that would have a major effect on the Company's operations and financial results, and therefore did not qualify for presentation as a discontinued operation. Refer to Note 4 to VF's consolidated financial statements for additional information on the divestiture.
In the first quarter of Fiscal 2026, VF realigned its reportable segments to reflect a change in how the Timberland® brand is managed and the chief operating decision maker's key areas of focus. VF began managing its Timberland® and Timberland PRO®
brands as one operating segment during the first quarter of Fiscal 2026. This operating segment has been aggregated with The North Face® brand in the Outdoor reportable segment and the Vans®, Kipling®, Eastpak® and Jansport® brands have been aggregated in the Active reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an “All Other” category. This group includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. In the tables below, the Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to additional discussion in the “Information by Reportable Segment” section below and Note 15 to VF's consolidated financial statements.
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement with EssilorLuxottica S.A. to sell the Supreme® brand business (“Supreme”). On October 1, 2024, VF completed the sale of Supreme. During the second quarter of Fiscal 2025, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Financial Statements, through the date of sale. These changes have been applied to all periods presented. In addition, interest expense and the related interest rate swap impact for the delayed draw Term Loan (“DDTL”), which totaled $31.1 million for the nine months ended December 2024, were allocated to discontinued operations due to the requirement within the DDTL Agreement, as amended, that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme. Refer to Note 4 to VF’s consolidated financial statements for additional information on discontinued operations.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.

RECENT DEVELOPMENTS
Dickies Divestiture
As noted above, VF completed the sale of Dickies on November 12, 2025. In connection with the closing of the transaction, VF received proceeds of $600.5 million, net of cash sold and subject to post closing adjustments, and recorded an estimated pre-tax gain of $139.1 million. The estimated pre-tax gain was recorded in the other income (expense), net line item in the Consolidated Statements of Operations for both the three and nine months ended December 2025, and is subject to working capital and other customary adjustments.
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
While the situation is dynamic and evolving, VF continues to analyze the impact of these tariffs on our business and is taking steps to mitigate our tariff exposure. Mitigation strategies include sourcing optimization, accelerating production and shipments into the U.S. during the period of delayed application of the reciprocal tariffs, negotiations with our vendors, and planned price increases. In Fiscal 2026, VF began paying reciprocal tariffs on product imported into the U.S. and, due to the timing of implementation of the mitigation strategies, gross
33 VF Corporation Q3 FY26 Form 10-Q

margin was negatively impacted (though not materially) in the third quarter of Fiscal 2026 and VF expects that will continue in the fourth quarter of Fiscal 2026. However, the duration and scope of the tariffs are difficult to predict, along with the extent to which VF will be able to offset the impact through our mitigation efforts.
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
Reinvent restructuring charges in the three and nine months ended December 2025 were ($4.0) million and $17.6 million, respectively, and cumulative charges were $207.7 million since the inception of the program, which primarily included costs associated with severance and employee-related benefits and the impact of asset impairments and write-downs.
All restructuring actions related to Reinvent were substantially complete at the end of the first quarter of Fiscal 2026. In addition, as further discussed in Note 17 to VF's consolidated financial statements, VF has entered into a contract with a consulting firm to support Reinvent. Fees related to the contract consist of fixed fees for services performed and contingent fees tied to increases in VF’s stock price. Services provided under the contract were substantially complete by the end of the third quarter of Fiscal 2026 and contingent fees tied to increases in VF’s stock price will be measured through June 2027.

SUMMARY OF THE THIRD QUARTER OF FISCAL 2026

•Revenues increased 1% to $2.9 billion compared to the three months ended December 2024, including a 2% favorable impact from foreign currency.
•Outdoor segment revenues increased 8% to $1.9 billion compared to the three months ended December 2024, including a 3% favorable impact from foreign currency.
•Active segment revenues decreased 6% to $671.8 million compared to the three months ended December 2024, including a 3% favorable impact from foreign currency.
•Wholesale revenues decreased 1% compared to the three months ended December 2024, including a 4% favorable impact from foreign currency.
•Direct-to-consumer revenues increased 4% compared to the three months ended December 2024, including a 3% favorable impact from foreign currency.
•International revenues increased 2% compared to the three months ended December 2024, including a 6% favorable impact from foreign currency.
•Revenues in the Americas region increased 2% compared to the three months ended December 2024.
•Gross margin increased 30 basis points to 56.6% compared to the three months ended December 2024, primarily driven by favorable channel and business mix and lower product costs, partially offset by the negative impact of tariffs.
•Earnings per share was $0.76 compared to $0.43 in the 2024 period. The increase in earnings per share was primarily driven by the estimated gain related to the Dickies divestiture and lower Reinvent charges during the three months ended December 2025 compared to the three months ended December 2024.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in revenues for the three and nine months ended December 2025 from the comparable periods in 2024:

(In millions)	Three Months Ended December	Nine Months Ended December
Revenues — 2024	$2,833.9	$7,360.9
Organic	41.6	(6.6)
Impact of Dickies divestiture	(77.9)	(77.9)
Impact of foreign currency	78.2	162.8
Revenues — 2025	$2,875.8	$7,439.2

VF reported a 1% increase in revenues for both the three and nine months ended December 2025 compared to the 2024 periods, including a 2% favorable impact from foreign currency for both periods. Increases in the Outdoor segment in both the three and nine months ended December 2025 and favorable impacts from foreign currency were partially offset by decreases
VF Corporation Q3 FY26 Form 10-Q 34

in the Active segment and decreased revenue due to the Dickies divestiture in the current quarter. In the three months ended December 2025, revenue increases in the Europe and Americas regions, including favorable impacts from foreign currency, were partially offset by decreases in the Asia-Pacific region. In the nine months ended December 2025, revenue increases in the
Europe region, including favorable impacts from foreign currency, were partially offset by decreases in the Asia-Pacific region.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationship to revenues for components of the Consolidated Statements of Operations:

	Three Months Ended December		Nine Months Ended December

	2025	2024	2025	2024
Gross margin (revenues less cost of goods sold)	56.6%	56.3%	54.3%	53.5%
Selling, general and administrative expenses	45.5	46.5	47.0	47.7
Impairment of goodwill and intangible assets	1.1	1.8	0.4	0.7
Operating margin	10.1%	8.0%	6.9%	5.1%
Note: Amounts may not sum due to rounding.

Gross margin increased 30 and 80 basis points in the three and nine months ended December 2025, respectively, compared to the 2024 periods. The increase in the three months ended December 2025 was primarily driven by favorable channel and business mix and lower product costs, partially offset by the negative impact of tariffs. The increase in the nine months ended December 2025 was primarily driven by favorable foreign currency impacts, higher quality inventory and lower product costs, partially offset by the negative impact of tariffs.
Selling, general and administrative expenses as a percentage of total revenues decreased 100 and 70 basis points during the three and nine months ended December 2025, respectively, compared to the 2024 periods. Selling, general and administrative expenses decreased $9.8 million and $19.7 million in the three and nine months ended December 2025, respectively, compared to the 2024 periods. The decrease in the three months ended December 2025 was primarily due to cost savings from Reinvent, including lower administrative costs, partially offset by increases in direct-to-consumer and advertising costs. The decrease in the nine months ended December 2025 was primarily due to cost savings from Reinvent, including lower information technology costs, partially offset by a gain recognized from a sale leaseback transaction in June 2024. The decrease in both periods was also due to lower Reinvent restructuring charges and project-related costs.
VF recorded a goodwill impairment charge of $30.7 million related to the Napapijri reporting unit in the three and nine months ended December 2025. During the third quarter of Fiscal 2026, due to a recent downward revision in the Napapijri forward-looking financial projections, the Company determined that a triggering event had occurred requiring impairment testing of the Napapijri reporting unit goodwill and indefinite-lived trademark intangible asset. Recent leadership changes within the brand have resulted in strategic actions that are projected to deliver short- to medium-term revenue and profit reductions to support long-term growth of the brand. The goodwill impairment primarily related to the reduction in financial projections for Napapijri.
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
Net interest expense remained relatively flat during the three and nine months ended December 2025, compared to the 2024 periods, as unfavorable foreign currency impacts were offset by the March 2025 early redemption of $750.0 million in aggregate principal amount of its outstanding 2.400% Senior Notes due in April 2025. Total outstanding debt averaged $4.8 billion in the nine months ended December 2025 and $5.0 billion in the same period in 2024, with weighted average interest rates of 3.2% and 3.3% in the nine months ended December 2025 and 2024, respectively.
Other income (expense), net increased $101.0 million and $106.2 million during the three and nine months ended December 2025, respectively, compared to the 2024 periods. Other income (expense), net included the estimated pre-tax gain on the sale of Dickies of $139.1 million in both the three and nine months ended December 2025. Other income (expense), net also included non-cash pension settlement charges of $34.0 million in the three and nine months ended December 2025, respectively, related to lump-sum payments of retirement benefits due to the termination of the U.S. qualified plan. The termination of the plan is expected to be completed in Fiscal 2026 and VF currently estimates that total non-cash settlement charges will be between $200.0 and $300.0 million.
The effective income tax rate for the nine months ended December 2025 was 25.8% compared to 16.1% in the 2024 period. The nine months ended December 2025 included a net discrete tax expense of $4.0 million, which was comprised primarily of a $7.3 million tax expense related to stock compensation and a $4.2 million net tax benefit related to unrecognized tax benefits and interest. Excluding the $4.0 million net discrete tax expense in the 2025 period, the effective income tax rate would have been 25.0%. The nine months ended December 2024 included a net discrete tax benefit of $1.9 million, which was comprised primarily of a $5.8 million net tax benefit related to unrecognized tax benefits and interest and a $5.9 million tax expense related to stock compensation. Excluding the $1.9 million net discrete tax benefit in the 2024 period, the effective income tax rate would have been 16.8%.
35 VF Corporation Q3 FY26 Form 10-Q

Without discrete items, the effective income tax rate for the nine months ended December 2025 increased by 8.2% compared with the 2024 period primarily due to an increase in tax rates on foreign earnings.
As a result of the above, income from continuing operations in the three months ended December 2025 was $300.8 million ($0.76 per diluted share) compared to $169.1 million ($0.43 per diluted share) in the 2024 period, and income from continuing operations in the nine months ended December 2025 was $374.2 million ($0.95 per diluted share) compared to $219.6 million ($0.56 per diluted share) in the 2024 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

Information by Reportable Segment
As discussed above, VF realigned its reportable segments during the first quarter of Fiscal 2026. VF's new reportable segments are Outdoor and Active. We have included an “All Other” category in the revenues table below for purposes of reconciliation of total revenues. “All Other” includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®, which do not meet the quantitative threshold to be disclosed as a separate reportable segment. The Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations.
The primary financial measures used by management to evaluate the financial results of VF's reportable segments are segment revenues and segment profit. Segment profit (loss) comprises the operating income and other income (expense), net line items of each segment.
Refer to Note 15 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit (loss) to income from continuing operations before income taxes.
The following tables present a summary of the changes in revenues and segment profit (loss) in the three and nine months ended December 2025 from the comparable periods in 2024 and revenues by region for our Top 3 brands for the three and nine months ended December 2025 and 2024:
Revenues:

	Three Months Ended December
(In millions)	Outdoor Segment	Active Segment	All Other	Total
Revenues — 2024	$1,780.3	$716.5	$337.1	$2,833.9
Organic	92.0	(62.5)	12.1	41.6
Impact of Dickies divestiture	—	—	(77.9)	(77.9)
Impact of foreign currency	53.7	17.8	6.7	78.2
Revenues — 2025	$1,926.0	$671.8	$278.0	$2,875.8

	Nine Months Ended December
(In millions)	Outdoor Segment	Active Segment	All Other	Total
Revenues — 2024	$4,100.6	$2,317.8	$942.5	$7,360.9
Organic	198.4	(226.8)	21.8	(6.6)
Impact of Dickies divestiture	—	—	(77.9)	(77.9)
Impact of foreign currency	103.0	41.3	18.5	162.8
Revenues — 2025	$4,402.0	$2,132.3	$904.9	$7,439.2
Note: Amounts may not sum due to rounding.
VF Corporation Q3 FY26 Form 10-Q 36

Segment Profit:

	Three Months Ended December
(In millions)	Outdoor Segment	Active Segment	Total
Segment profit— 2024	$389.2	$6.7	$395.8
Organic	6.7	(12.9)	(6.2)
Impact of foreign currency	11.8	1.6	13.5
Segment profit (loss) — 2025	$407.7	$(4.6)	$403.1

	Nine Months Ended December
(In millions)	Outdoor Segment	Active Segment	Total
Segment profit— 2024	$594.4	$171.6	$766.0
Organic	53.0	(59.9)	(6.9)
Impact of foreign currency	18.8	6.3	25.1
Segment profit — 2025	$666.2	$118.0	$784.2
Note: Amounts may not sum due to rounding.

Top Brand Revenues:
	Three Months Ended December 2025
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$659.2	$382.4	$286.6	$1,328.2
Europe	448.9	128.4	210.0	787.3
Asia-Pacific	248.3	46.8	73.1	368.2
Global	$1,356.3	$557.6	$569.7	$2,483.6

	Three Months Ended December 2024
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$574.0	$412.4	$262.6	$1,249.0
Europe	427.6	136.9	185.7	750.2
Asia-Pacific	251.7	58.3	78.7	388.7
Global	$1,253.3	$607.6	$527.0	$2,387.9

	Nine Months Ended December 2025
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$1,376.9	$1,046.2	$637.2	$3,060.3
Europe	1,072.5	456.9	527.0	2,056.4
Asia-Pacific	621.4	159.4	166.9	947.7
Global	$3,070.8	$1,662.5	$1,331.1	$6,064.4

	Nine Months Ended December 2024
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$1,289.9	$1,165.9	$574.7	$3,030.5
Europe	988.3	493.9	479.5	1,961.7
Asia-Pacific	590.6	197.1	177.6	965.3
Global	$2,868.9	$1,856.8	$1,231.7	$5,957.4
Note: Amounts may not sum due to rounding.
37 VF Corporation Q3 FY26 Form 10-Q

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor Segment

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment revenues	$1,926.0	$1,780.3	8.2%	$4,402.0	$4,100.6	7.3%
Segment profit	407.7	389.2	4.8%	666.2	594.4	12.1%
Segment profit margin	21.2%	21.9%		15.1%	14.5%

The Outdoor segment includes the following brands: The North Face® and Timberland®.

Global revenues for Outdoor increased 8% and 7% in the three and nine months ended December 2025, respectively, compared to the 2024 periods, including a 3% and 2% favorable impact from foreign currency in the respective periods. Revenues in the Americas region increased 13% and 8% in the three and nine months ended December 2025, respectively. Revenues in the Europe region increased 7% and 9% in the three and nine months ended December 2025, respectively, including a 7% favorable impact from foreign currency in both periods. Revenues in the Asia-Pacific region decreased 3% and increased 3% in the three and nine months ended December 2025, respectively, including a 1% favorable impact from foreign currency in both periods.
Global revenues for The North Face® brand increased 8% and 7% in the three and nine months ended December 2025, respectively, compared to the 2024 periods, including a 3% and 2% favorable impact from foreign currency in the respective periods. Revenue growth in the three months ended December 2025 was primarily driven by growth in the Americas region and revenue growth in the nine months ended December 2025 was primarily driven by growth in the Americas and Europe regions. Revenues in the Americas region increased 15% and 7% in the three and nine months ended December 2025, respectively. Revenues in the Europe region increased 5% and 9% in the three and nine months ended December 2025, respectively, including a 7% favorable impact from foreign currency in both periods. Revenues in the Asia-Pacific region decreased 1% and increased 5% in the three and nine months ended December 2025, respectively, including a 2% favorable impact from foreign currency in the three months ended December 2025.
Global revenues for the Timberland® brand increased 8% in both the three and nine months ended December 2025, compared to the 2024 periods, including a 3% favorable impact from foreign currency in both periods, driven by growth in the Americas and
Europe regions. Revenues in the Americas region increased 9% and 11% in the three and nine months ended December 2025, respectively. Revenues in the Europe region increased 13% and 10% in the three and nine months ended December 2025, respectively, including a 9% and 7% favorable impact from foreign currency in the respective periods. Revenues in the Asia-Pacific region decreased 7% and 6% in the three and nine months ended December 2025, respectively, including a 1% favorable impact from foreign currency in both periods.
Global direct-to-consumer revenues for Outdoor increased 9% in both the three and nine months ended December 2025 compared to the 2024 periods, including a 2% and 3% favorable impact from foreign currency in the respective periods. The increase in both periods was primarily driven by growth in The North Face® and Timberland® brands in the Americas region. Global wholesale revenues increased 6% in both the three and nine months ended December 2025 compared to the 2024 periods, including a 3% and 2% favorable impact from foreign currency in the respective periods. The increase in the three months ended December 2025 was primarily driven by increases in The North Face® and Timberland® brands in the Americas region and the increase in the nine months ended December 2025 was primarily driven by increases in The North Face® brand across all regions and increases in the Timberland® brand in the Americas and Europe regions.
Segment profit margin decreased in the three months ended December 2025 compared to the 2024 period, primarily due to higher tariffs and increased direct-to-consumer and advertising costs. Segment profit margin increased in the nine months ended December 2025 compared to the 2024 period, reflecting higher gross margin from favorable foreign currency impacts and lower product costs, partially offset by higher tariffs and increased direct-to-consumer and advertising costs.

VF Corporation Q3 FY26 Form 10-Q 38

Active Segment

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment revenues	$671.8	$716.5	(6.2%)	$2,132.3	$2,317.8	(8.0%)
Segment profit (loss)	(4.6)	6.7	*	118.0	171.6	(31.3%)
Segment profit margin	(0.7%)	0.9%		5.5%	7.4%
*Calculation not meaningful
The Active segment includes the following brands: Vans®, Kipling®, Eastpak® and JanSport®.

Global revenues for Active decreased 6% and 8% in the three and nine months ended December 2025, respectively, compared to the 2024 periods, including a 3% and 2% favorable impact from foreign currency in the respective periods. Revenues in the Americas region decreased 8% and 10% in the three and nine months ended December 2025, respectively. Revenues in the Asia-Pacific region decreased 13% and 14% in the three and nine months ended December 2025, respectively, compared to the 2024 periods. Revenues in the Europe region remained flat and decreased 2% in the three and nine months ended December 2025, respectively, including an 8% and 6% favorable impact from foreign currency in the respective periods.
Vans® brand global revenues decreased 8% and 10% in the three and nine months ended December 2025, respectively, compared to the 2024 periods, including a 2% favorable impact from foreign currency in both periods. The overall declines were primarily impacted by a 7% and 10% decrease in the Americas region in the three and nine months ended December 2025, respectively, including a 1% favorable impact from foreign currency in the three months ended December 2025. Revenues in the Asia-Pacific region decreased 20% and 19% in the three and nine months ended December 2025, respectively. Revenues in the Europe region decreased 6% and 7% in the three and nine months ended December 2025, respectively, including a 7% and 6% favorable impact from foreign currency in the respective periods. The declines in Vans® revenues in the nine months ended December 2025 were partially attributed to deliberate strategic actions, including exiting value-channel wholesale customers and closing unprofitable owned retail stores in the Americas region, and reducing wholesale store fronts and inventory in the Asia-Pacific region.
Global direct-to-consumer revenues for Active decreased 5% and 9% in the three and nine months ended December 2025, respectively, compared to the 2024 periods, including a 2% and 1% favorable impact from foreign currency in the respective periods. The decreases were primarily driven by declines in the Vans® brand in the Americas and Asia-Pacific regions in both periods. Global wholesale revenues decreased 8% and 7% in the three and nine months ended December 2025, respectively, including a 4% and 2% favorable impact from foreign currency in the respective periods. The decreases were primarily due to decreases in the Vans® brand in the Americas region in both the three and nine months ended December 2025.
Segment profit margin decreased in both the three and nine months ended December 2025 compared to the 2024 periods, primarily due to lower gross margin, which was driven by increased product costs and higher tariffs, and lower leverage of operating expenses due to decreased revenues.
All Other

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Revenues	$278.0	$337.1	(17.5%)	$904.9	$942.5	(4.0%)
The “All Other” grouping includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. The “All Other” grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.

Global “All Other” revenues decreased 18% and 4% in the three and nine months ended December 2025, respectively, compared to the 2024 periods, including a 2% favorable impact from foreign currency in both periods. Revenues were impacted by the sale of Dickies on November 12, 2025. Revenues in the Americas region decreased 20% and 6% in the three and nine months ended December 2025, respectively. Revenues in the Europe region decreased 11% and remained flat in the three and nine months ended December 2025, respectively, including a 7% and 6% favorable impact from foreign currency in the respective periods. Revenues in the Asia-Pacific region decreased 22% and 8% in the three and nine months ended December 2025, respectively, including a 1% favorable impact from foreign currency in both periods.
39 VF Corporation Q3 FY26 Form 10-Q

Reconciliation of Segment Profit to Income From Continuing Operations Before Income Taxes

There are four types of costs necessary to reconcile total segment profit to consolidated income from continuing operations before income taxes. These costs are (i) impairment of goodwill and intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the businesses, (ii) corporate and other expenses, discussed below, (iii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section, and (iv) profit related to the “All Other” category, discussed below, which includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. The “All Other” grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.

	Three Months Ended December			Nine Months Ended December

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Impairment of goodwill and intangible assets	$30.7	$51.0	(39.8%)	$30.7	$51.0	(39.8%)
Corporate and other expenses (income)	(10.0)	142.2	*	190.2	396.0	(52.0%)
Interest expense, net	34.6	36.5	(5.2%)	121.9	120.2	1.5%
“All Other” profit	15.1	30.6	(50.8%)	63.2	62.9	0.6%
*Calculation not meaningful
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses.
The decrease in corporate and other expenses for both the three and nine months ended December 2025 was primarily due to the estimated pre-tax gain on the sale of Dickies of $139.1 million, cost savings from Reinvent and lower Reinvent restructuring charges and project-related costs. The decrease in both periods was partially offset by a pension settlement charge of $34.0 million related to the termination of the U.S. qualified plan in the three and nine months ended December 2025. The decrease in the nine months ended December 2025 was also due to lower information technology costs.
The decrease in “All Other” profit for the three months ended December 2025 was primarily due to lower gross profit related to Dickies. The increase in “All Other” profit for the nine months ended December 2025 was primarily due to higher gross margin, driven by higher quality inventory and favorable foreign currency impacts, partially offset by lower gross profit related to Dickies.

International

International revenues increased 2% and 3% in the three and nine months ended December 2025, respectively, compared to the 2024 periods, including a 6% and 4% favorable impact from foreign currency in the respective periods. Revenues in the Europe region increased 4% and 5% in the three and nine months ended December 2025, respectively, including an 8% and 7% favorable impact from foreign currency in the respective periods. Revenues in the Americas (non-U.S.) region increased 8% and 2% in the three and nine months ended December 2025, respectively, including a 4% favorable impact from foreign currency in the three months ended December 2025. In the Asia-Pacific region, revenues decreased 6% and 2% in the three and nine months ended December 2025, respectively, including a 1% favorable impact from foreign currency in the three months ended December 2025. Revenues in Greater China (which includes Mainland China, Hong Kong and Taiwan) decreased 6% and 4% in the three and nine months ended December 2025, respectively, including a 2% and 1% favorable impact from foreign currency in the respective periods.
International revenues were 52% of total revenues in both the three-month periods ended December 2025 and 2024, and 55% and 54% of total revenues in the nine-month periods ended December 2025 and 2024, respectively.

Direct-to-Consumer

Direct-to-consumer revenues increased 4% and 1% in the three and nine months ended December 2025, respectively, compared to the 2024 periods, including a 3% and 2% favorable impact from foreign currency in the respective periods.
VF's e-commerce business increased 8% and 4% during the three and nine months ended December 2025, respectively, including a 2% favorable impact from foreign currency in both periods. The increases in both the three and nine months ended December 2025 were primarily due to increased e-commerce revenues in the Americas region.
Revenues from VF-operated retail stores decreased 2% in both the three and nine months ended December 2025, including a 2% favorable impact from foreign currency in both periods. The decrease in the three months ended December 2025 was primarily due to a decrease in the Asia-Pacific region and the decrease in the nine months ended December 2025 was primarily due to a decrease in the Americas region. There were 1,107 VF-operated retail stores at December 2025 compared to 1,160 at December 2024.
VF Corporation Q3 FY26 Form 10-Q 40

Direct-to-consumer revenues were 57% and 55% of total revenues in the three-month periods ended December 2025 and
2024, respectively, and 44% of total revenues in both the nine-month periods ended December 2025 and 2024.

Wholesale

Wholesale revenues decreased 1% and increased 1% in the three and nine months ended December 2025, respectively, compared to the 2024 periods, including a 4% and 2% favorable impact from foreign currency in the respective periods. The decrease in the three months ended December 2025 was primarily driven by decreases in the Americas and Asia-Pacific regions. The increase in the nine months ended December 2025 was primarily driven by an increase in the Europe region.
Wholesale revenues were 43% and 45% of total revenues in the three-month periods ended December 2025 and 2024, respectively, and 56% of total revenues in both the nine-month periods ended December 2025 and 2024.

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at December 2025 compared to March 2025:
•Decrease in intangible assets — primarily due to the removal of Dickies from the Consolidated Balance Sheet as of December 2025 in connection with the completed divestiture.
•Increase in accounts payable — primarily due to the timing of inventory shipments from and payments to vendors.
•Increase in accrued liabilities — primarily due to an increase in derivative liabilities associated with foreign currency exchange forward contracts, accrued income taxes and the timing of services received and payments made for other accruals.
The following discussion refers to significant changes in balances at December 2025 compared to December 2024:
•Decrease in inventories — primarily due to the removal of Dickies from the Consolidated Balance Sheet as of December 2025 in connection with the completed divestiture. Dickies inventory balance at December 2024 was $144.3 million.
•Decrease in intangible assets — primarily due to the removal of Dickies from the Consolidated Balance Sheet as of December 2025 in connection with the completed divestiture.
•Increase in other assets — primarily due to an increase in deferred income tax assets.
•Decrease in the current portion of long-term debt — primarily due to the early redemption of $750.0 million of long-term notes in March 2025, partially offset by the reclassification of €500.0 million of long-term notes due in March 2026 to current liabilities and foreign currency fluctuations.
•Increase in accrued liabilities — primarily due to an increase in derivative liabilities associated with foreign currency exchange forward contracts, accrued income taxes and the timing of services received and payments made for other accruals.
•Decrease in long-term debt — primarily due to the reclassification of €500.0 million of long-term notes due in March 2026 to current liabilities, partially offset by foreign currency fluctuations.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

(Dollars in millions)	December 2025	March 2025	December 2024
Working capital	$1,765.0	$1,088.2	$1,794.6
Current ratio	1.5 to 1	1.4 to 1	1.6 to 1
Net debt to total capital	70.1%	76.8%	73.6%

The increase in working capital and the current ratio at December 2025 compared to March 2025 was primarily due to a net increase in current assets driven by higher cash balances. The increase was partially offset by a net increase in current liabilities driven by increased accounts payable and accrued liabilities, as discussed in the “Consolidated Balance Sheets” section above. The decrease in working capital and the current ratio at December 2025 compared to December 2024 was primarily due to a net decrease in current assets, driven by lower inventory balances, as discussed in the “Consolidated Balance Sheets” section above. The decrease was partially offset by a net decrease in current liabilities, driven by decreased current portion of long-term debt, which was partially offset by increased accrued liabilities, as discussed in the “Consolidated Balance Sheets” section above.
For the ratio of net debt to total capital, net debt is defined as short-term borrowings, current portion of long-term debt and long-term debt, in addition to operating lease liabilities, net of unrestricted cash and cash equivalents. Total capital is defined as net debt plus stockholders’ equity. The decrease in the net debt to total capital ratio at December 2025 compared to March
41 VF Corporation Q3 FY26 Form 10-Q

2025 was primarily driven by a decrease in net debt due to higher cash and cash equivalents at December 2025. The decrease in the net debt to total capital ratio at December 2025 compared to December 2024 was primarily driven by a decrease in net debt due to the early redemption of $750.0 million of long-term notes in March 2025, as discussed in the “Consolidated Balance Sheets” section above, partially offset by foreign currency fluctuations. The decrease in the net debt to total capital ratio at December 2025 compared to both March 2025 and December 2024 was also due to increases in stockholders' equity, primarily driven by net income in the respective periods.
VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the calendar year. VF's additional sources of liquidity include available borrowing capacity against its $1.5 billion secured asset based revolving credit facility (the “ABL Credit Facility”), available cash balances and international lines of credit.
In summary, our cash flows from continuing operations were as follows:

	Nine Months Ended December

(In thousands)	2025	2024
Cash provided by operating activities	$637,968	$609,545
Cash provided by investing activities	457,667	1,450,486
Cash used by financing activities	(125,852)	(1,359,682)

Cash Provided by Operating Activities
Cash flows related to operating activities are dependent on income from continuing operations, adjustments to income from continuing operations and changes in working capital. The increase in cash provided by operating activities in the nine months ended December 2025 compared to December 2024 was primarily due to an increase in income from continuing operations excluding non-cash charges and the estimated gain on the sale of Dickies, partially offset by an increase in net cash used by working capital.
Cash Provided by Investing Activities
The decrease in cash provided by investing activities in the nine months ended December 2025 was primarily due to proceeds from the sale of Supreme, net of cash sold, of $1.486 billion in the prior year period compared to proceeds from the sale of Dickies, net of cash sold, of $600.5 million in the nine months ended December 2025. The nine months ended December 2024 also included proceeds from the sale of assets of $88.1 million, primarily related to a sale leaseback transaction of a distribution center, sale of an aircraft hangar, sale of a corporate-owned aircraft and sale of an office building.
Cash Used by Financing Activities
The decrease in cash used by financing activities during the nine months ended December 2025 was primarily due to a $1.0 billion prepayment of the DDTL in the nine months ended December 2024.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the nine months ended December 2025 or the nine months ended December 2024 under the share repurchase program authorized by VF's Board of Directors.
As of the end of December 2025, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
ABL Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. On August 26, 2025, VF entered into a credit agreement that provides the Company with a $1.5 billion senior secured asset based revolving credit facility (the “ABL Credit Facility”), subject to a borrowing base that is composed of eligible credit card receivables, eligible wholesale receivables, eligible inventory and eligible in-transit inventory. The ABL Credit Facility includes up to a $100.0 million letter of credit subfacility and a $100.0 million swing-line subfacility. Multicurrency borrowings are available under the credit agreement, including borrowings in U.S. dollars, Canadian dollars, euros, sterling, and Swiss francs (subject to certain limitations as set forth in the credit agreement).
The ABL Credit Facility has a stated maturity date of August 26, 2030 and replaces VF's previous $2.25 billion senior unsecured revolving line of credit, dated November 24, 2021 (as amended, the “Terminated Agreement”). Outstanding short-term balances may vary from period to period depending on the level of corporate requirements and operational needs.
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
VF Corporation Q3 FY26 Form 10-Q 42

The ABL Credit Facility includes a financial covenant that requires VF to maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 for the 12-month period ending on the last day of any applicable fiscal quarter. However, the financial covenant only applies if at any time Global Excess Availability (as defined in the credit agreement) is less than the greater of (i) 10.0% of the Global Line Cap (as defined in the credit agreement), and (ii) $100.0 million, and ceases to apply when Global Excess Availability has equaled or exceeded the greater of (i) 10.0% of the Global Line Cap, and (ii) $100.0 million for 30 consecutive days. As of December 2025, specified availability under the ABL Credit Facility exceeded the required threshold and, as a result, the financial covenant was not applicable.
The Company was in compliance with all applicable debt covenants as of December 2025.
VF had a global commercial paper program that allowed for borrowings of up to $2.25 billion to the extent that it had borrowing capacity under the Terminated Agreement. The U.S. commercial paper borrowing program was terminated as of May 2025 and the euro commercial paper borrowing program was terminated as of January 2025.
As of December 2025, the Company had no outstanding borrowings under the ABL Credit Facility. Reserves for outstanding, unfunded letters of credit under the ABL Credit Facility were $0.3 million as of December 2025. Availability under the ABL Credit Facility was $972.3 million as of December 2025, after giving effect to the borrowing base, outstanding borrowings and outstanding letters of credit.
VF has $73.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $10.5 million at December 2025.
Additionally, VF had $1.5 billion of unrestricted cash and cash equivalents at December 2025.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance (“SCF”) program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. At December 2025, March 2025 and December 2024, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $690.1 million, $481.7 million and $661.4 million, respectively, due to suppliers that are eligible to participate in the SCF program.
Rating Agencies
At the end of December 2025, VF’s long-term debt ratings were ‘BB’ by Standard & Poor’s (“S&P”) Global Ratings and 'Ba2' by Moody’s Investors Service (“Moody's”). VF's credit rating outlook was 'stable' by S&P and 'negative' by Moody's at the end of December 2025. Further downgrades to VF's ratings would negatively impact borrowing costs.
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
Dividends
The Company paid cash dividends of $0.09 and $0.27 per share during the three and nine months ended December 2025, respectively, and the Company declared a cash dividend of $0.09 per share that is payable in the fourth quarter of Fiscal 2026. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2025 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2025 that would require the use of funds. As of December 2025, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2025 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $470.0 million at the end of December 2025 primarily due to timing of inventory shipments.
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
43 VF Corporation Q3 FY26 Form 10-Q

evaluation. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known.
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2025 Form 10-K. Refer to Note 17 to VF's consolidated financial statements for additional information regarding VF's critical accounting policies and estimates during Fiscal 2026.

Cautionary Statement on Forward-looking Statements
From time to time, VF may make oral or written statements, including statements in this quarterly report, that constitute “forward-looking statements” within the meaning of the federal securities laws. You can identify these statements by the fact that they use words such as “will," “anticipate,” “believe,” “estimate,” “expect,” “should,” and “may,” and other words and terms of similar meaning or use of future dates. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements include statements concerning plans, objectives, projections and expectations relating to VF’s operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements. VF undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Potential risks and uncertainties that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: the level of consumer demand for apparel, footwear and accessories; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s consumers and customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and finished products, including as a result of tariffs; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; VF's ability to maintain the image, health and equity of its brands, including through investment in brand building and product innovation; intense competition from online retailers and other direct-to-consumer business risks; increasing pressure on margins; retail industry changes and challenges; VF's ability to execute its Reinvent transformation program, “The VF Way” and other business priorities, including measures to streamline and right-size its cost base and strengthen the balance sheet while reducing leverage; VF’s ability to successfully establish a global commercial organization, and identify and capture efficiencies in its business model; any inability of VF or third parties on which it relies, to maintain the strength and security of information technology systems; the fact that VF’s facilities and systems, and those of third parties on which it relies, are frequent targets of cyber-attacks of varying levels of severity, and may in the future be vulnerable to such attacks, and any inability or failure by VF or such third parties to anticipate or detect data or information security breaches or other cyber-attacks, could result in data or financial loss, reputational harm, business disruption, damage to its relationships with customers, consumers, employees and third parties on which it relies, litigation, regulatory investigations, enforcement actions or other negative impacts; any inability by VF or third parties on which it relies to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; VF’s ability to adopt new technologies, including artificial intelligence, in a competitive and responsible manner; foreign currency fluctuations; stability of VF's vendors' manufacturing facilities and VF's ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; actions of activist and other shareholders; VF's ability to recruit, develop or retain key executive or employee talent or successfully transition executives; continuity of members of VF’s management; changes in the availability and cost of labor; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions, integrate acquisitions and manage its brand portfolio, including the completed sale of the Dickies® brand business; business resiliency in response to natural or man-made economic, public health, cyber, political or environmental disruptions, including any potential effects from changes in tariffs and international trade policy, and the U.S. federal government shutdown; changes in tax laws and additional tax liabilities; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflicts in Europe, the Middle East and Asia and tensions between the U.S. and China; changes to laws and regulations; adverse or unexpected weather conditions, including any potential effects from climate change; VF's indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; VF's ability to pay and declare dividends or repurchase its stock in the future; climate change and increased focus on environmental, social and governance issues; VF's ability to execute on its sustainability strategy and achieve its sustainability-related goals and targets; risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and tax risks associated with the spin-off of the Jeanswear business completed in 2019. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed with the Securities and Exchange Commission, including VF’s Annual Report on Form 10-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the Fiscal 2025 Form 10-K.
VF Corporation Q3 FY26 Form 10-Q 44

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
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
Information on VF's legal proceedings is set forth under Part I, “Item 3. Legal Proceedings” in the Fiscal 2025 Form 10-K. There have been no material changes to the legal proceedings from those described in the Fiscal 2025 Form 10-K.
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

BUSINESS AND OPERATIONAL RISKS
There are risks associated with VF’s acquisitions, divestitures and portfolio management, including our recently completed sale of the Dickies® brand business to Bluestar Alliance LLC.
Any acquisitions, divestitures or mergers by VF, including our completed sale of the Dickies® brand business to Bluestar Alliance LLC, will be accompanied by the risks commonly encountered in acquisitions or divestitures of companies, businesses or brands. These risks include, among other things, higher than anticipated acquisition or divestiture costs and expenses, the difficulty and expense of integrating or separating the operations, systems and personnel of the companies, businesses or brands, the loss of key employees and consumers as a result of changes in management or ownership, and slower progress toward environmental, social and governance goals given challenges with data acquisition and integration, the difficulty of accessing and disclosing sufficient environmental, social and governance data to comply with current and emerging environmental, social and governance regulations, and integration of environmental, social and governance initiatives overall. In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions or divestitures. Moreover, failure to effectively manage VF’s portfolio of brands in line with growth targets and shareholder expectations, including acquisition choices, integration approach, transaction pricing and divestiture timing could result in unfavorable impacts to growth and value creation.
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
On September 15, 2025, we announced that we entered into a definitive agreement for Bluestar Alliance LLC to acquire the Dickies® brand business from VF for $600 million in cash. On November 12, 2025, we completed the Dickies® brand business sale. Although the sale is completed, we may not realize some or all the expected benefits of separating the brand, including strategic and other objectives. Further, divestitures involve significant challenges and risks, including the need to provide transition services, which may result in stranded costs and the diversion of resources and focus; and the need to separate operations, systems, and technologies, which is an inherently risky and potentially lengthy and costly process.
45 VF Corporation Q3 FY26 Form 10-Q

FINANCIAL RISKS
VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, such as the recent impairment charge related to the Napapijri reporting unit goodwill.
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
During the third quarter of Fiscal 2026, a downward revision in Napapijri financial projections triggered VF to perform a quantitative analysis of the Napapijri reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the impairment testing performed, VF recorded an impairment charge of $30.7 million to the Napapijri reporting unit goodwill.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF's repurchases of our Common Stock during the fiscal quarter ended December 27, 2025 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Third Quarter Fiscal 2026	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
September 28 - October 25, 2025	—	$—	—	$2,486,971,057
October 26 - November 22, 2025	—	—	—	2,486,971,057
November 23 - December 27, 2025	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended December 27, 2025, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
VF Corporation Q3 FY26 Form 10-Q 46

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

47 VF Corporation Q3 FY26 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Paul Vogel
Paul Vogel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 28, 2026	By:	/s/ Michael E. Phillips
Michael E. Phillips
Vice President, Chief Accounting Officer (Principal Accounting Officer)
VF Corporation Q3 FY26 Form 10-Q 48