Form 10-K
period 2026-03-28
V F CORP
filed 2026-05-20
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of Common Stock held by non-affiliates of V.F. Corporation on September 27, 2025, the last day of the registrant’s second fiscal quarter, was approximately $5,184,000,000 based on the closing price of the shares on the New York Stock Exchange.
As of April 25, 2026, there were 391,769,705 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 28, 2026 (Item 1 in Part I and Items 10, 11, 12, 13 and 14 in Part III), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
This document (excluding exhibits) contains 117 pages.

VF CORPORATION

FORWARD-LOOKING STATEMENTS
Certain statements contained herein, as well as in other filings that VF makes with the Securities and Exchange Commission (“SEC”) and other written and oral information VF releases, regarding VF’s future performance constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are made based on VF’s current expectations and beliefs concerning future events impacting VF and therefore involve risks and uncertainties. You can identify these statements by the fact that they use words such as “will,” “anticipate,” “believe,” “estimate,” “expect,” “should,” and “may,” and other words and terms of similar meaning or use of future dates. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding VF’s plans, objectives, projections and expectations relating to VF’s operations or financial performance, and assumptions related thereto are forward-looking statements. VF undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Known or unknown risks, uncertainties or other factors that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those described as “Risk Factors” in Item 1A of this Annual Report on Form 10-K and other reports VF files with the SEC. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the information in this report in conjunction with the audited consolidated financial statements and the related notes that appear in this report.
PART I

ITEM 1. BUSINESS.

V.F. Corporation, founded in 1899, is a portfolio of leading outdoor and active brands, including The North Face®, Vans® and Timberland®. VF is committed to providing consumers with innovative products that are rooted in performance and elevated design, while delivering sustainable and long-term value for its employees, communities and shareholders. Unless the context indicates otherwise, the terms “VF,” the “Company,” “we,” “us,” and “our” used herein refer to V.F. Corporation and its consolidated subsidiaries. All references to “Fiscal 2026” relate to VF's current fiscal year which ran from March 30, 2025 through March 28, 2026.
Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition of VF’s continuing operations. As such, the Supreme® brand business (“Supreme”) that was sold on October 1, 2024 has been excluded. The sale of the Dickies® brand business (“Dickies”) on November 12, 2025, did not qualify for presentation as a discontinued operation and is therefore included within VF's continuing operations, through the date of sale.
Business Model
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the apparel, footwear, equipment and accessories categories. Our largest brands are The North Face®, Vans® and Timberland®.
Our products are marketed to customers through our wholesale channel, primarily in specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Revenues from the direct-to-consumer business represented 44% of VF’s total Fiscal 2026 revenues. In addition to selling directly into international markets, many of our brands also sell products through licensees, agents and distributors. In Fiscal 2026, VF derived 50% of its revenues from the Americas, 35% from Europe and 15% from Asia-Pacific.
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
Transformation Strategy
VF made further significant progress on its transformation strategy in Fiscal 2026, building on the initiatives put in place over the last three years to strengthen the balance sheet, expand margins and return to growth. In Fiscal 2026, VF advanced towards medium-term goals outlined at its Investor Day in October 2024 to achieve a 10% operating margin in Fiscal 2028 and a leverage ratio of 2.5x or lower by Fiscal 2028.
Strengthen the Balance Sheet
VF's primary financial focus has been on liquidity and leverage in the early part of its turnaround, with initiatives implemented to improve operating performance alongside paying down debt. Through tight cost discipline, working capital improvements and divestiture proceeds from the sales of Supreme in Fiscal 2025 and Dickies in Fiscal 2026, VF reduced long-term debt by $2.2 billion over a period of two fiscal years.
Expand Margins
Margin expansion initiatives are focused on both improving gross margin and reducing selling, general and administrative expenses. To achieve expansion the focus has included strengthening the product creation engine and building several artificial intelligence (“AI”) powered inventory planning capabilities. Levers included driving product mix through higher margin products, targeted pricing actions, and sharper markdown management. Across the business, during the last two fiscal years, the product function was consolidated into a single global engine while design was elevated in the new operating model to enhance innovation and improve speed to market. Inventory planning capabilities were upgraded with the introduction of new AI-enabled capabilities.
VF Corporation Fiscal 2026 Form 10-K 1

Initiatives to reduce selling, general and administrative expenses have focused on organizational alignment, simplification of processes and operations, structural transformation of the Digital and Technology functions at VF, as well as work to run VF-owned stores and distribution more efficiently. VF continued to reinvest a portion of savings into marketing, with a continued shift towards a more social-first, digital-led marketing strategy.
Return to Growth
Initiatives to improve VF’s understanding of its consumers have been central to delivering a return to growth. This started with the work that segmented consumer demand to drive decision-making across product designs and consumer relevant experiences. This enabled VF to deliver more product newness with increasing speed. These initiatives have contributed to advancing the turnaround of the Vans® brand as well as driving sustained growth across several brands in the portfolio.
VF's capital deployment priorities in the near-to-medium term will continue to be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
Reportable Segments
VF's President and Chief Executive Officer is the Company's chief operating decision maker (“CODM”). The Company's individual global brands, or in certain cases the combination of global brands, have been determined to be operating segments. The operating segments have been evaluated and aggregated into reportable segments because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. In the first quarter of Fiscal 2026, VF realigned its reportable segments to reflect a change in how the Timberland® brand is managed and the CODM's key areas of focus. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026. This operating segment has been aggregated with The North Face® brand in the Outdoor reportable segment and the Vans®, Kipling®, Eastpak® and JanSport® brands have been aggregated in the Active reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an “All Other” category. This group includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. Results for the “All Other” category are included as a reconciling item between the Company's reportable segments and its consolidated results of operations and assets.
The following table summarizes VF’s brands by reportable segment:

REPORTABLE SEGMENT	BRANDS	PRIMARY PRODUCTS
Outdoor	The North Face®	Performance and performance-inspired outdoor apparel, footwear, equipment, accessories
	Timberland®	Style-forward and weather-ready footwear, apparel, accessories
Active	Vans®	Youth culture/action sports-inspired footwear, apparel, accessories
	Kipling®	Handbags, luggage, backpacks, totes, accessories
	Eastpak®	Backpacks, luggage
	JanSport®	Backpacks, luggage
The following table summarizes VF brands that are included in the “All Other” category:

“ALL OTHER” CATEGORY	BRANDS	PRIMARY PRODUCTS
	Dickies® (through the date of sale)	Performance and lifestyle workwear apparel and footwear
	Altra®	Performance-based footwear
	Smartwool®	Performance merino wool and other natural fibers-based apparel and accessories
	Napapijri®	Premium outdoor-inspired apparel, footwear, accessories
	Icebreaker®	High performance apparel and accessories based on natural fibers
Financial information regarding VF’s reportable segments and the “All Other” category is included in Note 21 to the consolidated financial statements.

2 VF Corporation Fiscal 2026 Form 10-K

OUTDOOR SEGMENT

Our Outdoor segment is a group of authentic outdoor-based lifestyle brands. Product offerings include performance and performance-inspired outdoor apparel, footwear, equipment and accessories.
The North Face® is the largest brand in our Outdoor segment. The North Face® brand features performance and performance-inspired apparel, outerwear, sportswear and footwear for men, women and children. Its equipment line includes tents, sleeping bags, backpacks and accessories. Many of The North Face® products are designed for extreme winter sport activities, such as high altitude mountaineering, skiing, snowboarding, and ice climbing. Products are also designed for year-round trail and rock climbing activities. The North Face® products are marketed globally, primarily through specialty outdoor and premium sporting goods stores, department stores, independent distributors, independently-operated partnership stores, concession retail stores, 286 VF-operated stores, on websites with strategic digital partners and online at www.thenorthface.com.
The Timberland® brand offers style-forward and weather-ready footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland® products globally primarily through specialty and chain stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, 147 VF-operated stores, on websites with strategic digital partners and online at www.timberland.com.
Key drivers of long-term growth in our Outdoor segment are expected to be a continued focus on product innovation, extension of our brands into new product categories, profitable growth in our direct-to-consumer business including our digital presence, expansion of wholesale channel partnerships, and geographical diversification and development.

ACTIVE SEGMENT

Our Active segment is a group of activity-based lifestyle brands. Product offerings include active apparel, footwear, backpacks, luggage, handbags, totes and accessories.
Vans® is the largest brand in our Active segment. The Vans® brand offers performance and casual footwear and apparel targeting younger consumers that sit at the center of action sports, art, music and street fashion. Vans® products are available globally primarily through specialty, chain stores, independent distributors and licensees, independently-operated partnership stores, concession retail stores, 569 VF-operated stores, on websites with strategic digital partners and online at www.vans.com.
Kipling® branded handbags, luggage, backpacks, totes and accessories are sold globally primarily through chain, department, specialty and luggage stores, independently-operated partnership stores, independent distributors, concession retail stores, 35 VF-operated stores, on websites with strategic digital partners and online at www.kipling.com.
Eastpak® backpacks, travel bags and luggage are sold primarily through specialty and concession retail stores across Europe, 1 VF-operated store, on websites with strategic digital partners, throughout Asia by distributors and online at www.eastpak.com.
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

“ALL OTHER” CATEGORY
The “All Other” category is not considered a reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an “All Other” category. This group includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®.
Altra® is a performance-based footwear brand primarily in the road and trail running categories. Altra® products are sold globally primarily through premium outdoor and specialty stores, independent distributors, 2 VF-operated stores, on websites with strategic digital partners and online at www.altrarunning.com.
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
The Napapijri® brand offers outdoor-inspired casual outerwear, sportswear and accessories at a premium price. Products are sold primarily in Europe, through specialty stores, independently-operated partnership stores, concession retail stores, independent distributors, 20 VF-operated stores, on websites with strategic digital partners and online at www.napapijri.com.
The Icebreaker® brand specializes in performance apparel and accessories based on natural fibers, including merino wool and plant-based fibers. Icebreaker® products are sold globally primarily through specialty outdoor and premium sporting goods stores, independently-operated partnership stores, concession retail stores, independent distributors, 19 VF-operated stores, on websites with strategic digital partners and online at www.icebreaker.com.
VF Corporation Fiscal 2026 Form 10-K 3

DIRECT-TO-CONSUMER OPERATIONS

Our direct-to-consumer business includes VF-operated retail stores, brand e-commerce sites, concession retail locations and other digital platforms. Direct-to-consumer revenues were 44% of total VF revenues in Fiscal 2026.
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
Our global direct-to-consumer operations included 1,080 stores at the end of Fiscal 2026. We operate retail store locations for the following brands: Vans®, The North Face®, Timberland®,
Kipling®, Icebreaker®, Napapijri®, Altra® and Eastpak®. We also operate 1 multi-brand store. Approximately 64% of our stores are located in the Americas (56% in the U.S.), 26% in Europe and 10% in Asia-Pacific. Additionally, we sell certain of our branded products through 868 concession retail stores located principally in Europe and Asia-Pacific.
E-commerce represented approximately 41% of our direct-to-consumer business and 18% of total VF revenues in Fiscal 2026. All VF brands are marketed online. We continue to expand our omni-channel approach and integrated marketplace strategies in the Europe and Asia-Pacific regions, in order to engage with consumers at every touch point with innovative assets and by focusing on local relevance. We also continue to increase focus on digital innovation and growth across other third-party digital platforms that are reported within our direct-to-consumer business.
In addition to our direct-to-consumer operations, independent parties own and operate approximately 2,100 partnership stores. Sales to these partners are reported in our wholesale channel. These are primarily mono-brand retail locations selling VF products that have the appearance of VF-operated stores. Most of these partnership stores are located in Europe and in Asia-Pacific, and are concentrated amongst The North Face®, Timberland®, Vans®, Kipling®, Icebreaker® and Napapijri® brands.

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
Licensing arrangements relate to a broad range of VF brands and are for fixed terms of generally 3 to 5 years, with conditional renewal options. Each licensee pays royalties to VF based on its sales of licensed products, with most agreements providing for a minimum royalty requirement. Royalties generally range from 4% to 10% of the licensing partners’ net licensed product sales. Royalty income was $49.7 million in Fiscal 2026 (less than 1% of total revenues), primarily from the Vans®, Dickies® (through the date of sale) and Timberland® brands.

SOURCING AND DISTRIBUTION
Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. These functions are performed by employees located in our global supply chain organization and our branded business units across the globe.
VF’s centralized global supply chain organization is responsible for procuring and delivering products to support our brands and businesses. VF is skilled in managing the complexities associated with our global supply chain. In Fiscal 2026, VF sourced approximately 231 million units spread across our brands. Our products were primarily obtained from approximately 216 independent contractor manufacturing facilities in approximately 24 countries. Additionally, we operate 13 distribution centers and 1,080 retail stores across the globe. We also utilize distribution centers managed by third parties, as necessary, for certain brands and locations. Managing this complexity is made possible by the use of a network of information systems for product development, forecasting, order management and warehouse management, along with our core enterprise resource management platforms.
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
4 VF Corporation Fiscal 2026 Form 10-K

sustainability within the supply chain, responsible sourcing and transportation and shipping functions. In addition, our hubs leverage proprietary knowledge and technology to enable certain contractors to more effectively control costs and improve labor efficiency.
Management continually monitors political risks and developments related to duties, tariffs and quotas. We limit VF’s sourcing exposure through, among other measures: (i) diversifying production among countries and contractors, (ii) sourcing production to merchandise categories where product is readily available, and (iii) sourcing from countries with tariff preference and free trade agreements. In April 2025, the U.S. government announced broad-based, reciprocal tariffs on foreign imports under the International Emergency Economic Power Act (“IEEPA”). In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the IEEPA. Immediately following the IEEPA ruling, the U.S. government imposed additional new tariffs under other statutory authorities, resulting in a rapidly evolving tariff environment. VF continues to analyze the impact of tariffs on our business and has taken steps to mitigate our tariff exposure. Mitigation strategies have included, and may continue to include, sourcing optimization, accelerating production and shipments into the U.S., negotiations with our vendors, and tactical price increases. VF does not directly or indirectly source products from suppliers in countries that are prohibited by the U.S. State Department.
No single supplier represented more than 8% of our total cost of goods sold during Fiscal 2026.
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
Our largest distribution centers by region are located in Ontario, California; Almelo, the Netherlands; and Kunshan, China. In total, we operate 13 owned or leased distribution centers primarily in the U.S., but also in the Czech Republic, the Netherlands, China, United Kingdom, Belgium, Canada, Mexico and Israel.

SEASONALITY

VF’s quarterly operating results vary due to the seasonality of our individual brands, and are historically stronger in the second half of the calendar year. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where revenues are historically weighted towards the second and third fiscal quarters. On a quarterly basis in Fiscal 2026, revenues ranged from a low of 18% of full year revenues in the first fiscal quarter to a high of 30% in the third fiscal quarter, with corresponding operating margins of (5%) in the first fiscal quarter and 10% in the third fiscal quarter. This variation results primarily from the seasonal influences on revenues of our Outdoor segment, where 14% of the segment's revenues occurred in the first fiscal quarter compared to 34% in the third fiscal quarter of Fiscal 2026. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends.
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

ADVERTISING, CUSTOMER SUPPORT AND COMMUNITY OUTREACH

During Fiscal 2026, our advertising and promotion expense was $849.3 million, representing 9% of total revenues. We advertise in consumer and trade publications and through digital initiatives, including social media and mobile platforms on the Internet. We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We sponsor sporting, musical and special events, as well as athletes and personalities who promote our products. We employ marketing sciences to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments.
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
VF Corporation Fiscal 2026 Form 10-K 5

offers that are eligible for use in certain VF-operated stores, brand e-commerce sites and concession retail locations. VF also offers loyalty programs for certain brands that provide a range of benefits to consumers.
In addition to sponsorships and activities that directly benefit our products and brands, VF and its employees actively support our communities and various charities. For example, The North Face® brand advanced its brand impact through its Power of Nature platform, which focuses on expanding outdoor access for youth by helping remove barriers to participation and encouraging exploration across communities globally. The Timberland® brand continued its strong heritage of volunteerism, with thousands of employees worldwide participating in more than 200 annual Earth Day (spring) and Serv-a-palooza (fall) service events. The Vans® brand supported programs and partnered with community-driven organizations rooted in skate culture, promoting inclusivity, supporting mental health, providing relief to communities impacted by natural disasters, and inspiring creativity as a form of self-expression consistent with its “Off the Wall” ethos.

ENVIRONMENTAL AND SOCIAL RESPONSIBILITY
As a portfolio of leading outdoor and active brands, VF is committed to providing consumers with innovative products that are rooted in performance and elevated design, while delivering sustainable and long-term value for its employees, communities and shareholders. VF is dedicated to business success, with integrity and responsibility remaining essential to supporting our success, across key areas including people, the planet and our products.
People
•VF employees are the driving force behind all we do. From delivering a superior product for the consumers of our brands, to working to lessen our environmental impact on the planet, they drive our progress. We strive to uphold responsible business practices across our global business, including our direct operations and our supply chain.
Planet
•Driving action to manage climate risk by resolving to reduce our own environmental footprint while advocating for industry actions to create positive change at scale.
Product
•VF brands touch millions of lives every year – from the people that design and make the products to the consumers who purchase them. Innovation and responsible product stewardship are key focus areas.
Our environmental sustainability strategy focuses on reducing greenhouse gas (“GHG”) emissions, increasing responsible sourcing of materials, reducing waste, implementing green building design, increasing renewable energy use and improving operational efficiency across both our direct operations and our supply chain.
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
VF conducts an analysis of potential climate-related risks and opportunities periodically, based on regulatory requirements and business needs. Updates on enterprise risks are provided to the Audit Committee of the Board of Directors quarterly.
VF's science-based targets include the following:
•Reduce absolute Scope 1 and 2 GHG emissions 55% by the end of Fiscal 2030 from a Fiscal 2017 baseline; and
•Reduce absolute Scope 3 GHG emissions from purchased goods and services and upstream transportation including land-related emissions and removals from bioenergy feedstocks, 33% by the end of Fiscal 2030 from a Fiscal 2017 baseline.
Other people-, planet- and product-related goals include the following:
•Improve the lives of one million workers and community members throughout VF's global supply chain by Fiscal 2026 and two million workers and community members by Fiscal 2031. In Fiscal 2025, VF successfully achieved its first milestone, reaching one million people through VF's Worker & Community Development program initiatives.
•Utilize 100% renewable energy across our owned-and-operated facilities by the end of Fiscal 2026, to be primarily achieved through on-site renewable energy projects, and off-site renewable energy investments, including renewable energy credits. VF has secured sufficient renewable energy credits in Fiscal 2026, enabling VF to achieve its renewable energy goal.
•Source 50% of our polyester from recycled materials by the end of Fiscal 2026. VF has achieved this goal.
VF has achieved, or is tracking progress towards, these targets and goals.
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

6 VF Corporation Fiscal 2026 Form 10-K

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
We consider the talent and capabilities of our people as essential to our business strategy and execution. As such, we put in place strategies to acquire, develop and retain diverse talent with the skills and passion to build our brands with innovative products and experiences for our consumers around the globe. Our Human Capital Management (“HCM”) practices are designed to promote belonging; provide development opportunities for employees across the organization; offer competitive rewards for performance achievements and benefits; and sponsor programs that support wellbeing in an engaging work environment built on our values.
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
Our Board of Directors and its Committees provide governance and oversight on a broad range of VF’s HCM efforts. The Board’s oversight includes review of Chief Executive Officer and executive officer performance, compensation and succession planning and belonging programs and initiatives. The Talent and Compensation Committee works with management on executive compensation and compensation risks, and regularly reviews our progress on company-wide HCM priorities, including employee engagement, inclusion, belonging, benefits, wellbeing, succession planning and talent development strategies. VF’s Audit Committee monitors current and emerging enterprise risks, including HCM risks, and VF’s health and safety program. The Governance and Corporate Responsibility Committee is responsible for conducting Board succession planning and overseeing the selection of nominees to the Board, and reviews the Company's Code of Business Conduct as well as its sustainability policies, goals and programs. These Committees provide recommendations to the Board and are part of the broader framework that guides how VF acquires, develops, and retains a workforce that aligns with VF’s values and supports its business strategies and performance objectives. In addition, VF’s Global Leadership Team is regularly engaged in the development and management of key talent systems, guiding our culture and talent development programs. The sections that follow provide further background on our employee base, as well as examples of our key programs and initiatives that are focused on the achievement of our objectives.
Employee Base
VF had approximately 26,000 employees at the end of Fiscal 2026. Of VF’s total employees, approximately 56% were full-time and approximately 51% were located in the U.S. In international markets, certain employees are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are generally considered to be good.
Culture and Engagement
Our culture is built on our five core values: Trust and Integrity, Consumer-first, Embrace the Now, Growth Mindset, and Win Together. We measure our culture and Employee Net Promoter Score (“eNPS”) via periodic surveys. Results are evaluated, shared with employees and used to guide management focus and attention. Recent actions have included 1) adopting a flexible approach to where employees work, 2) creating engaging work environments that bring employees together to collaborate and innovate, and 3) equipping leaders to manage in a complex, hybrid environment. VF also conducts periodic pulse check surveys for interim feedback on a variety of topics.
Talent Management
Talent Management includes the acquisition, development, skilling and upskilling, and deployment of our talent. We utilize a range of tools and programs including performance coaching, mentorship and development, succession planning, access to volunteering opportunities, early career apprenticeship programs, and a blend of in-person, live virtual as well as a wide range of self-directed digital learning available to all employees.
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
VF Corporation Fiscal 2026 Form 10-K 7

fairly and honestly; we will follow the law everywhere we do business; and we will strive to make our communities better. Our global Ethics and Compliance program aims to provide VF employees with the tools they need to understand our expectations for ethical business conduct and the courage to speak up and raise concerns without fear of retaliation.

OTHER MATTERS
Competitive Factors
Our business depends on our ability to stimulate consumer demand for VF’s brands and products. As a leader in the industry with a portfolio of iconic brands, VF is well-positioned to compete in its target markets for apparel, footwear, equipment and accessories. Our brands support the active lifestyles of their consumers through the development of innovative and differentiated products and experiences. We support our brands in meeting their commitments to consumers by leveraging our platforms and capabilities to innovate and ensure sufficient availability of high-quality products when and where consumers choose to engage with our brands, and to communicate and maintain long-lasting relationships.
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
Customers
VF products are sold on a wholesale basis to specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and strategic digital partners. In addition, we sell products on a direct-to-consumer basis through VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms. Our international sales represented 56% of our total revenues in the year ended March 2026, with Europe being the largest international market.
Sales to VF’s ten largest customers amounted to approximately 17% of total revenues in Fiscal 2026. Sales to the five largest customers amounted to approximately 12% of total revenues in Fiscal 2026. Sales to VF’s largest customer totaled approximately 4% of total revenues in Fiscal 2026.
Backlog
The dollar amount of VF’s order backlog as of any date is not indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the executive officers of VF Corporation as of May 20, 2026. The executive officers are generally elected annually and serve at the pleasure of the Board of Directors. None of the VF Corporation executive officers have any family relationship with one another or with any of the directors of VF Corporation.
Bracken Darrell, 63, has been President and Chief Executive Officer since July 2023. Prior to joining VF, Mr. Darrell served as Chief Executive Officer of Logitech International, S.A. from January 2013 to June 2023, after joining Logitech as President in April 2012. Mr. Darrell joined VF in July 2023.
Paul Vogel, 53, has been Executive Vice President and Chief Financial Officer since July 2024. Prior to joining VF, Mr. Vogel served as Chief Financial Officer of Spotify Technology S.A. from January 2020 to March 2024. Mr. Vogel joined VF in July 2024.
Abhishek Dalmia, 48, has been Executive Vice President, Chief Operating Officer since April 2025. Prior to this role, he served as Executive Vice President, Chief Strategy, Transformation and Digital Officer from March 2024 until April 2025. Prior to joining VF, Mr. Dalmia served as a Managing Director and Partner at Boston Consulting Group from 2017 to 2024. Mr. Dalmia joined VF in March 2024.
Brent E. Hyder, 61, has been Executive Vice President, Chief Commercial Officer since January 2026. He served as Executive
Vice President, Chief People Officer from September 2023 until January 2026. Prior to joining VF, Mr. Hyder served as President and Chief People Officer of Salesforce, Inc. from September 2019 to September 2023. Mr. Hyder joined VF in September 2023.
Michael E. Phillips, 53, has been Vice President, Chief Accounting Officer since June 2025. Prior to this role, he served as Vice President, Enterprise Financial Reporting Controller from September 2022 until May 2025, as Vice President, Financial Controller – Americas from February 2021 until August 2022 and as Vice President, Financial Controller – APAC from June 2016 until January 2021. Mr. Phillips joined VF in 2010.
Jennifer S. Sim, 52, has been Executive Vice President, Chief Legal Officer and Corporate Secretary since July 2024. Prior to this role, she served as Executive Vice President, General Counsel and Secretary from May 2022 to June 2024 and Vice President, Deputy General Counsel from 2019 until May 2022. Ms. Sim joined VF in 2013.
Additional information is included under the caption “Election of Directors” in VF’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 28, 2026 (“2026 Proxy Statement”) that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2026, which information is incorporated herein by reference.

8 VF Corporation Fiscal 2026 Form 10-K

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
After VF’s 2026 Annual Meeting of Shareholders, VF intends to file with the New York Stock Exchange (“NYSE”) the certification regarding VF’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, VF filed this certification with the NYSE on August 6, 2025.

ITEM 1A. RISK FACTORS.
The following risk factors should be read carefully in connection with evaluating VF’s business and the forward-looking statements contained in this Form 10-K. These disclosures reflect VF’s beliefs and opinions as to factors that could materially and adversely affect VF and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. These risk factors do not identify all risks VF faces. Additional risks and uncertainties that VF is unaware of, or that VF currently believes are not material, may also become important factors that adversely affect VF’s business. Any of the following risks could materially adversely affect VF’s business, its operating results, the trading price of VF’s common stock, and its financial condition.

ECONOMIC AND INDUSTRY RISKS

VF’s revenues and profits depend on the level of consumer spending for apparel, footwear, equipment and accessories, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on VF.
The success of VF’s business depends on consumer spending on apparel, footwear, equipment and accessories, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, inflationary pressures, recessions or economic slowdowns, unemployment, stock market performance, weather conditions and natural disasters (including potential climate risks and impacts), energy and commodity prices, public health issues, geopolitical and political instability (such as the current tensions between the U.S. and China, and the current conflicts in Europe, the Middle East and Asia), trade wars, consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where VF’s products are sold. Decreased consumer spending could result in reduced demand for our products, reduced orders from customers for our products, order cancellations or returns, lower revenues, higher discounts, increased inventories and lower gross margins. The uncertain state of the global economy continues to impact businesses around the world. If global economic and financial market conditions do not improve, or if they worsen, adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on VF.
The apparel, footwear, equipment and accessories industries are highly competitive, and VF may not be able to gauge consumer preferences and product trends, and to respond to constantly changing markets.
VF competes globally with numerous apparel, footwear, equipment and accessories brands and manufacturers. Competition is generally based upon brand name recognition, the price, design, quality, innovation and selection of products and services, product availability and purchasing convenience. Some of our competitors are larger and have more resources than VF in certain product categories and regions. In addition, VF competes directly with the private label brands of its wholesale customers. We face a variety of competitive challenges in an increasingly fast-paced environment, and our ability to compete effectively depends on our ability to:
•anticipate, respond to, and potentially influence changing consumer preferences and product trends quickly;
•design and develop attractive and innovative products that meet changing consumer needs, consistent with consumer trends and demands across various demographics;
•maintain strong brand recognition;
•improve speed to market of products;
•develop and execute on modern marketing and marketplace strategies to enable deeper consumer connections that lead to enhanced engagement with our brands;
•provide best in class marketing support and intelligence and optimize and react to available consumer data;
•price products appropriately;
VF Corporation Fiscal 2026 Form 10-K 9

•ensure product availability and optimize supply chain efficiencies;
•manage our retail store space effectively and drive traffic to our retail stores;
•produce or procure quality products on a consistent basis; and
•adapt to a more AI-enabled, digitally driven consumer landscape, including the effective re-creation of the in-store experience in and selling through a variety of digital channels, including new and emerging types of marketplaces and selling models, and reaching consumers on social media.
In addition, our ability to compete is also dependent on our ability to reach consumers effectively and efficiently in an evolving media landscape, including digital, which is subject to evolving and increasingly restrictive privacy requirements. Failure to compete effectively or to keep pace with rapidly changing consumer preferences, markets, technology, business model and product trends could have a material adverse effect on VF’s business, financial condition and results of operations. Moreover, there are significant shifts underway in the wholesale and direct-to-consumer (e-commerce and retail store) channels. VF may not be able to manage its brands within and across channels sufficiently, which could have a material adverse effect on VF’s business, financial condition and results of operations.
The retail industry has experienced financial difficulty that could adversely affect VF's business.
There have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry. These events individually, and together, could have a material, adverse effect on VF's business. These changes could impact VF’s opportunities in the market and increase VF’s reliance on a smaller number of large customers. In the future, retailers may further consolidate, undergo restructurings or reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. In addition, consumers have continued to transition away from traditional wholesale retailers to large online retailers. These developments could result in a reduction in the number of stores that carry VF’s products, an increase in ownership concentration within the retail industry, an increase in credit exposure to VF or an increase in leverage by VF’s customers over their suppliers.
Further, the global economy periodically experiences recessionary conditions with rising unemployment, rising inflation and interest rates, rising tariffs, reduced availability of credit, increased savings rates and declines in real estate and securities values. These recessionary conditions could have a negative impact on retail sales of apparel, footwear, equipment and accessories and other consumer products. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our wholesale customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This could result in higher credit risk to VF relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on VF’s trade accounts receivable could have a material adverse effect on VF’s financial condition and results of operations.
VF’s profitability may decline as a result of increasing pressure on margins.
The apparel, footwear, equipment and accessories industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, inflation, tariffs levied on component and finished goods, rising freight costs, rising labor costs, pressure from retailers to reduce the costs of products, changes in consumer demand and shifts to digital shopping and purchasing. For example, the conflict in the Middle East has resulted in and is expected to continue to result in customer order cancellations, higher oil prices, an increase in shipping costs, and an increase in raw material costs. Customers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, VF’s profitability will decline. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.

BUSINESS AND OPERATIONAL RISKS

VF’s business and the success of its products could be harmed if VF is unable to maintain the image of its brands.
VF’s success to date has been due in large part to the growth of its brands’ image and VF’s consumers’ connection to its brands. If we are unable to timely and appropriately respond to changing consumer demand, the names and image of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ image to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality, corporate integrity, and responsible business and governance practices, including with respect to human rights and our impact on the environment. Negative claims or publicity regarding VF, its brands or its products, including licensed products, or its culture and values, or its employees, endorsers, sponsors or suppliers could adversely affect our reputation and sales regardless of whether such claims are accurate. The rapidly changing media environment, including our increasing reliance on social media and digital marketing, which accelerates the dissemination of information, including misinformation and disinformation, can increase the challenges of responding to negative claims. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Failure to continue to obtain or maintain high-quality sponsorships and endorsers could harm our business. In addition, actions taken by those individuals associated with our products could harm their reputations, which could adversely affect the image of our brands. Our reputation and brand image also could be damaged as a result of our support of, association with or lack of support or disapproval of certain political or social issues or catastrophic events, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations.
10 VF Corporation Fiscal 2026 Form 10-K

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
Our business is adversely affected by unseasonable weather conditions, including those resulting from extreme environmental conditions. A significant portion of the sales of our products is dependent in part on the weather and is likely to decline in years in which weather conditions do not favor the use of these products. For example, periods of unseasonably warm weather in the fall or winter can lead to reduced consumer spending that negatively impacts VF's direct-to-consumer business, and inventory accumulation by our wholesale customers, which can, in turn, negatively affect orders in future seasons. In addition, abnormally harsh or inclement weather can also negatively impact retail traffic and consumer spending. If the frequency and impact of weather and environmental related events and conditions increase, we expect additional negative impacts such as supply chain disruptions following extreme weather events impacting materials sourcing and logistics. Any and all of these risks may have a material adverse effect on our financial condition, results of operations or cash flows.
VF may not succeed in its business strategy, including our turnaround program and “The VF Way” operating principles.
During Fiscal 2024, we introduced a turnaround program to reinvent how VF operates as an organization across our brands, geographies and integrated enterprise functions. As part of this program, we have taken and continue to take measures to streamline and right-size our cost base, identify and capture efficiencies in our business model, and strengthen the balance sheet while reducing leverage. Our operating model reflects a global commercial organization with an Americas regional platform, modeled on VF's operations in Europe and Asia-Pacific, all of which support VF’s global brands. We remain focused on our turnaround, however, there is no assurance that we will be able to achieve our strategic business priorities, that such measures will result in the intended outcomes, or that even if such measures are successfully accomplished, they will be effective in fueling sustainable and profitable growth in the future.
We are supporting our turnaround priorities by building our brands, enhancing and leveraging our capabilities such as supply chain and information technology across VF and bolstering our direct-to-consumer business, including strategically opening and closing stores, remodeling and trying new formats for our existing stores and growing our e-commerce business. In addition, “The VF Way” operating principles are a set of standardized processes across brands and regions which allow us to leverage our multi-brand competitive advantages to drive improved performance. However, we may not be able to turnaround and grow our business. For example:
•We may not be able to streamline and right-size our cost base.
•We may not be able to strengthen our balance sheet while reducing leverage.
•We may not be able to successfully implement our operating model with the establishment of a global commercial organization or identify and capture efficiencies in our operating model.
•We may not be able to successfully support our global brands through our operating model.
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
•We may not be able to achieve our direct-to-consumer expansion goals, including in e-commerce, recommerce, or other new channels, manage our growth effectively, successfully integrate the planned new stores into our operations, operate our new, remodeled and expanded stores profitably, adapt our business model or develop relationships with consumers for e-commerce or other new channels.
•We may not be able to offset rising commodity, conversion or other costs in our product costs with pricing actions or efficiency improvements.
Failure to implement our strategic objectives, including our turnaround strategy, may have a material adverse effect on VF’s business.
Further, organizational effectiveness, agility and execution are important to VF’s success. Failure to create an agile and efficient operating model and organizational structure, including within VF's global commercial organization, or to effectively define, prioritize, and align on clear achievable and appropriately resourced strategic priorities could result in an inability to remain competitive in a rapidly changing marketplace and lead to increase in costs, inefficient resource allocation, reduced productivity, organizational confusion, and reduced employee morale.
Disruptions of our supply chain, which is dependent on international suppliers, could have a material adverse effect on our operating and financial results.
Our supply chain may be disrupted due to factors such as geopolitical instability and conflicts, inflationary pressures, macroeconomic conditions, pandemics, trade wars, and other factors including reduced freight availability and increased costs, port disruption, distribution center closures, extreme weather conditions due to climate change or otherwise, natural disasters, military conflicts, terrorism, or labor supply shortages or
VF Corporation Fiscal 2026 Form 10-K 11

stoppages. Any significant disruption in our supply chain could impair our ability to procure or distribute our products, which would adversely affect our business and results of operations.
VF relies significantly on information technology. Any inadequacy, interruption, operational failure or security failure of this technology could harm VF’s ability to effectively operate its business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. For example, we rely heavily on information technology to track sales and inventory and manage our supply chain. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization, as well as our corporate business operations. Despite our preventative efforts, our systems and those of third parties on which we rely are frequently targeted by cyberattacks of varying levels of severity, including the incident reported by VF in December 2023. These systems may be vulnerable to damage, failure or interruption, and the data that they hold may be vulnerable to encryption or theft, due to cyberattacks, malicious programs, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our system or the implementation of new systems. Some of our systems are older and are no longer supported by the original manufacturer. The failure of our systems and those of third parties on which we rely to operate effectively or remain innovative, our inability to keep up with rapid technological change (including the successful utilization of data analytics, AI and machine learning), problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems has, and in the future could again, adversely impact the operations of VF’s business. These impacts could affect, among other things, our reputation, management of inventory, ordering and replenishment of products, sourcing and distribution of products, retail store and e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media, and did affect our management of inventory, ordering and replenishment of products, sourcing and distribution of products, retail store and e-commerce operations, and corporate email communications. Moreover, failure to provide effective digital (including omni-channel) capabilities and information technology infrastructure could result in an inability to meet current and future business needs and a resulting loss of brand competitiveness, leading to loss of revenue and market share and decreased business agility.
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
In addition, cybersecurity threat actors may use AI tools, including generative AI, to deploy increasingly advanced attacks on our and our business partners' information technology systems. The increasing sophistication of cyberattacks, including through the use of AI, may create a demand for us to use increasingly sophisticated AI in our cybersecurity defense efforts. We face risks that we will fail to combat the offensive use of AI sufficiently or that we will fail to deploy defensive tools using AI adequately, either because we are unable to anticipate the risks accurately in a rapidly-evolving landscape or because we lack the knowledge or resources to adequately address the cybersecurity threats and opportunities associated with AI.
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
VF and its consumers and customers could suffer harm if valuable business data, or employee, consumer, customer and other confidential and proprietary information were corrupted, lost, accessed or misappropriated by third parties due to a cyberattack, a security failure in VF’s systems, or due to one of our third-party service providers or our employees. Any such breach, including, without limitation, the incident reported by VF in December 2023, has and could require significant expenditures to remediate; could cause damage to our reputation, to confidence in our e-commerce platforms and to our relationships with customers, consumers, employees and
12 VF Corporation Fiscal 2026 Form 10-K

third parties on whom we rely; has and could result in business disruption, negative media attention and lost sales; and has and could expose us to risks of litigation, liability and increased scrutiny from regulatory entities. In addition, as a result of recent security breaches at a number of prominent retailers and other companies, media and public scrutiny of information security and privacy has become more intense, and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with laws regarding the privacy and security of personal information, and we may not be able to comply with new data protection laws and regulations being adopted around the world. Any failure to comply with the laws and regulations and consumer expectations surrounding the privacy and security of personal information has and could in the future subject us to legal and reputational risk, including significant fines and/or litigation for non-compliance in multiple jurisdictions, negative media coverage, diminished consumer confidence and decreased attraction to our brands, any of which could have a negative impact on revenues and profits. In addition, while we maintain cyber insurance policies, those existing insurance policies have not and may not adequately protect VF from all of the adverse effects and damages that could be caused by a security breach. Moreover, if our employees or business partners, intentionally or inadvertently, misuse consumer data or are not transparent with consumers about how we use their data, our brands, reputation and relationships with consumers could be damaged.
The use or misuse of AI and the failure to use AI, present risks and challenges that may negatively impact our business.
Our business operates in a highly competitive space, and our success may require the adoption of new and emerging technologies, such as AI, and specifically generative AI, by us or our business partners. Failure to adapt to a rapidly changing technological environment or failure to adopt emerging technologies in a timely manner could result in negative impacts to our business.
We also face risks from the adoption of new technologies such as AI if we or our business partners use them incorrectly or in ways that introduce new risks. We or our business partners may incorporate AI tools into their offerings which may not meet existing or rapidly changing regulatory, ethical or industry standards and may inhibit our or our business partners' ability to maintain an adequate level of service.
The development of AI technologies is complex, and there are challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models utilized in generative AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of data inputs or the generated content. These limitations or failures could result in reputational harm, legal liabilities, or loss of consumer, customer, employee or business partner confidence.
If we or our business partners use AI to make decisions that affect consumers, customers, employees or job applicants, the AI may be subject to biases or other types of unfair decision-making that may negatively impact those individuals and create legal or reputational risk for us.
If we or our business partners use AI to create intellectual property (IP), such as product designs, patents, trademarks, or copyrightable text or code, we may be subject to IP rights claims from third parties claiming ownership of, or demanding rights to the IP that we or our business partners have developed using AI, or we may face the risk of not being able to adequately secure the rights to the IP created. We or our business partners may also experience loss of IP or other proprietary or confidential information through user input of such information into AI tools.
Uncertainty in the regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and international laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including the European Union (“EU”) and certain U.S. states, have proposed or enacted laws governing AI. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations and restrictions may lead to regulatory fines or penalties for non-compliance, make it harder for us to conduct our business using AI, require us to change our business practices, or prevent or limit our use of AI. If we or our business partners cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.
There are risks associated with VF’s acquisitions, divestitures and portfolio management.
Any acquisitions, divestitures or mergers by VF, including our completed sale of the Dickies® brand to Bluestar Alliance LLC, will be accompanied by the risks commonly encountered in acquisitions or divestitures of companies, businesses or brands. These risks include, among other things, higher than anticipated acquisition or divestiture costs and expenses, the difficulty and expense of integrating or separating the operations, systems and personnel of the companies, businesses or brands, the loss of key employees and consumers as a result of changes in management or ownership, and slower progress toward environmental, social and governance goals given challenges with data acquisition and integration, the difficulty of accessing and disclosing sufficient environmental, social and governance data to comply with current and emerging environmental, social and governance regulations, and integration of environmental, social and governance initiatives overall. In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions or divestitures. Moreover, failure to effectively manage VF’s portfolio of brands in line with growth targets and shareholder expectations, including acquisition choices, integration approach, transaction pricing and divestiture timing could result in unfavorable impacts to growth and value creation.
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
On September 15, 2025, we announced that we entered into a definitive agreement for Bluestar Alliance LLC to acquire the
VF Corporation Fiscal 2026 Form 10-K 13

Dickies® brand from VF for $600 million in cash, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. On November 12, 2025, we completed the Dickies® brand sale. Although the sale is completed, we may not realize some or all the expected benefits of separating the brand, including strategic and other objectives. Further, divestitures involve significant challenges and risks, including the need to provide transition services, which may result in stranded costs and the diversion of resources and focus; and the need to separate operations, systems, and technologies, which is an inherently risky and potentially lengthy and costly process.
VF uses third-party suppliers and manufacturing facilities worldwide for its raw materials and finished products, which poses risks to VF’s business operations.
During Fiscal 2026, VF’s products were sourced from independent manufacturers primarily located in Asia. Any of the following could impact, and in some cases has impacted, our ability to source or deliver VF products, or our cost of sourcing or delivering products and, as a result, our profitability:
•imposition of duties, tariffs, taxes and other charges on imports;
•political or labor instability in areas where VF’s contractors and suppliers are located;
•inflationary pressures or changes in local economic conditions in areas where VF’s contractors and suppliers are located;
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
•disruptions at manufacturing or distribution facilities or in shipping and transportation locations caused by natural and man-made disasters (including potential effects from extreme environmental conditions or potential climate risks and impacts) or political or military conflicts;
•imposition of regulations and quotas relating to imports could create regulatory compliance challenges and our ability to adjust timely to changes in trade regulations could limit our ability to source products in cost-effective countries that have the required labor and expertise; and
•imposition or the repeal of laws that affect intellectual property rights.
There continues to be uncertainty in the current global trade regime due to recent changes in, and proposals and declared intentions to change trade policy, including trade restrictions, the negotiation, renegotiation or termination of trade agreements, and the imposition of new tariffs or increases in existing tariffs on imports into the affected countries. Tariffs and other changes in trade policy have triggered in the past, are currently triggering and could continue to trigger retaliatory actions by affected countries, including through the use of counter tariffs and other measures, which has resulted in higher costs, and may result in higher future costs, or restrictions, on the importation of the products we sell. Our supply chain is geographically diverse, and we continuously identify alternative sourcing manufacturers and countries to minimize reliance on a single source. We may be unable to shift sourcing locations timely, if at all, to relocate production from a country when new or increased duties, tariffs, taxes or other charges are imposed. In addition, higher costs in sourcing from other countries, including because others in the industry seek to shift production for the same reason, may make such a sourcing shift cost-prohibitive. We may not be able to, or could choose not to, pass the entire cost increase resulting from tariffs, duties, taxes or other expenses onto consumers and customers. Any increase in prices to consumers could have an adverse impact on our sales to consumers and customers and as a result, on our profits. Any adverse impact on such sales or increase in our cost of goods sold could have a material adverse effect on our business and results of operations.
Although no single supplier and no one country is critical to VF’s production needs, if we were to lose a supplier it could result in interruption of finished goods shipments to VF, cancellation of orders by customers and termination of relationships. This, along with the potential damage to our reputation, could have a material adverse effect on VF’s revenues and, consequently, our results of operations.
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
A few of VF’s customers account for a significant portion of revenues. Sales to VF’s ten largest customers were approximately 17% of total revenues in Fiscal 2026, with our largest customer accounting for approximately 4% of revenues. Sales to our customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of VF’s major customers to significantly decrease the volume of
14 VF Corporation Fiscal 2026 Form 10-K

products purchased from VF could substantially reduce revenues and have a material adverse effect on VF’s financial condition and results of operations.
Talent acquisition, management, engagement and retention are important factors in VF’s success. Turnover in VF’s leadership or other key positions may have a material adverse effect on VF.
Our future success also depends on our ability to acquire, develop, and retain talent needed to mobilize VF against our current and future needs and sustain our culture as a performance-driven company that is committed to its values. Competition for experienced and well-qualified personnel is intense and we may not be successful in attracting, developing, and retaining such personnel, which could impact VF’s ability to remain competitive. Our ability to acquire, develop and retain personnel has been, and may continue to be impacted by, wage inflation, labor shortages, increased employee turnover, and changes in availability of the workforce as well as the broader labor market. Additionally, changes to our office environments, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. If our employee proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to acquire and retain our employees. If we are unable to retain, acquire, and engage talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale, productivity or retention, we may not achieve our objectives, our relationships with our customers, consumers or other third parties may be disrupted, and our results of operations could be adversely impacted.
VF depends on the services and management experience of its executive officers and business leaders who have substantial experience and expertise in VF’s business, and in developing and retaining employees. This loss of experience and expertise can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Acquiring and retaining qualified senior leadership may be more challenging under adverse business conditions. The unexpected loss of services of one or more of these key employees or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on VF.
Leadership transitions can be inherently difficult to manage; inadequate transitions may cause disruption to our business, including to our relationships with our employees and other third parties. Further, these changes also increase our dependency on other remaining members of our global leadership team further increasing the risk of potential disruption.
VF’s direct-to-consumer business includes risks that could have an adverse effect on its results of operations.
VF sells merchandise directly to consumers through VF-operated stores and e-commerce sites. Its direct-to-consumer business is subject to numerous risks that could have a material adverse effect on its results. Risks include, but are not limited to, (i) U.S. or international resellers purchasing merchandise and reselling it outside VF’s control, (ii) failure or interruption of the systems that operate the stores and websites, and their related support systems, including due to computer viruses, theft of consumer information, privacy concerns, telecommunication failures, electronic break-ins and similar disruptions, technical malfunctions, and natural disasters or other causes, (iii) retail and credit card fraud and theft, (iv) risks related to VF’s direct-to-consumer distribution centers and processes, (v) shift in consumer preferences away from retail stores, and (vi) loss of inventory due to damage, theft (including from organized retail crime), and other causes. Risks specific to VF’s e-commerce business also include (i) diversion of sales from VF stores or wholesale customers, (ii) difficulty in recreating the in-store experience through e-commerce channels, (iii) liability for digital content, (iv) changing patterns of consumer behavior and not keeping up with new and emerging digital selling models, (v) intense competition from online retailers, and (vi) fraud. VF’s failure to successfully respond to these risks might adversely affect sales in its e-commerce business, as well as damage its reputation and brands.
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
VF’s trademarks and other intellectual property rights are important to its success and its competitive position. VF is susceptible to others copying its products and infringing its intellectual property rights, especially with the shift in product mix to higher priced brands and innovative new products in recent years. Some of VF’s brands, such as The North Face®, Vans® and Timberland® enjoy significant worldwide consumer recognition, and the higher pricing of certain of the brands' products creates additional risk of counterfeiting and infringement.
VF Corporation Fiscal 2026 Form 10-K 15

VF’s trademarks, trade names, copyrights, patents, trade secrets and other intellectual property are important to VF’s success. Counterfeiting of VF’s products or infringement on its intellectual property rights could diminish the value of our brands, damage our reputation, and adversely affect VF’s revenues. Actions we have taken to establish and protect VF’s intellectual property rights may not be adequate to prevent copying of its products by others or to prevent others from seeking to invalidate its trademarks or block sales of VF’s products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the U.S. or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, such as the Russian government's announcements that it would not protect intellectual property rights, including patent rights and rights that could block parallel imports of gray market goods, as a result of the sanctions imposed on Russia in connection with the Russia-Ukraine conflict, could have an impact on VF’s ability to enforce those rights.
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
VF relies on owned or leased VF-operated and third party-operated distribution facilities to warehouse and ship product to
VF customers and consumers. VF’s distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of VF’s products are distributed from a relatively small number of locations, VF’s operations could also be interrupted by earthquakes, extreme environmental conditions, fires, floods or other natural disasters (including potential climate risks and impacts) or other events outside VF's control affecting its distribution centers, including political or labor instability. We maintain business interruption insurance under our property and cyber insurance policies, but they may not adequately protect VF from the adverse effects that could be caused by significant disruptions in VF’s distribution facilities. In addition, VF’s distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from its distribution facilities. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
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
16 VF Corporation Fiscal 2026 Form 10-K

and mitigate the impact of such changes, our costs could increase, which would reduce our earnings. Any such change could adversely affect worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets.
Beginning in February 2022, in response to the military conflict between Russia and Ukraine, the U.S. and other North Atlantic Treaty Organization member states, as well as non-member states, and the EU announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. To date, we have experienced revenue impacts due to business model changes in Russia, currency devaluation, and costs associated with compliance with sanctions and other regulations. For example, we have closed all VF-operated retail stores, terminated all leases and ceased all direct-to-consumer e-commerce operations in Russia. In addition, as of March 28, 2026, there was approximately $50.4 million of cash in Russia that, although it can be used without limits within Russia, is currently limited on movement out of Russia. Further impacts of the conflict could include macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats, harm to employee health and safety, reputational harm, increase in counterfeiting and intellectual property infringement activity, nationalization of our assets, and additional costs associated with compliance with sanctions and other regulations and risks associated with failure to comply with the same. Although our operations in Russia are not significant, the conflict could escalate and result in broader economic and security concerns, including in other geographies, which could in turn adversely affect our business, financial condition or results of operations.
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
Changes and uncertainty in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. There is currently significant uncertainty around the tariffs and trade policies of the U.S. government and the governments of foreign countries with respect to tariffs, tariff refunds, international trade agreements, and economic sanctions. Such volatility has the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. For example, the U.S. government has instituted changes in trade policies imposing higher tariffs on imports into the U.S. Tariffs and other changes in U.S. trade policy have in the past triggered, are currently triggering and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted, considered or are considering imposing retaliatory measures on certain U.S. goods. The timing of any tariff refunds that are legally owed to VF is uncertain as it is subject to the establishment of processes and systems by the U.S. government. In addition, import bans and other laws impacting sourcing of raw materials and finished goods may lead to greater supply chain compliance costs and delays to us and to our suppliers and customers.
Changes in tax laws could increase our worldwide tax rate and tax liabilities and materially affect our financial position and results of operations.
We are subject to taxation in the U.S. and numerous foreign jurisdictions. Many countries in the EU and around the globe have adopted or proposed significant changes to current tax laws. These changes include rules published by the Organisation for Economic Co-operation and Development (“OECD”) to address tax challenges arising from the digitization of the economy (i.e., Global Anti Base Erosion (“GloBE”) rules and Subject to Tax Rule (“STTR”) or “Pillar Two”) and are expected to increase our tax obligations and compliance costs in the countries where VF operates. We continue to evaluate the impact of these changes on our income tax expense, profitability and capital allocation decisions.
Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities are expected to increase our worldwide effective tax rate and harm our financial position and results of operations.
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
VF Corporation Fiscal 2026 Form 10-K 17

Our business is subject to international, national, state and local laws and regulations for environmental, consumer protection, corporate governance, competition, employment, privacy, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by VF or by independent suppliers who manufacture products for VF could have an adverse effect on our operations and cash flows, as well as on our reputation.
Our business is subject to comprehensive international, national, state and local laws and regulations on a wide range of matters such as environmental, climate risk, consumer protection, social, employment, privacy, safety and other matters. VF could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, safety, employment practices, the environment and other areas. The costs of products purchased by VF from independent contractors could increase due to the costs of compliance by those contractors.
Failure by VF or its third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, safety, labor and environmental standards, or related political considerations, could result in a material adverse effect on our financial condition, results of operations or cash flows, including resulting in interruption of finished goods shipments to VF, extensive remediation efforts, cancellation of orders by customers and termination of relationships. If VF or one of our independent contractors violates labor or other laws, implements improper labor or other business practices or takes other actions that are generally regarded as unethical, it could result in unwanted or negative media attention, jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts that may reduce demand for VF’s products. Damage to VF’s reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on VF’s results of operations, financial condition and cash flows, as well as require additional resources to rebuild VF’s reputation.
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
We are subject to periodic litigation and regulatory proceedings, which could have an adverse effect on our business, financial condition and results of operations.
We are currently involved in, and may from time to time in the future become involved in, legal actions and proceedings arising in the ordinary course of our business. These include, or may in the future include, actions, demands, claims, lawsuits, government investigations or other legal proceedings, including assertions by third parties relating to intellectual property rights, breaches of contract or warranties, employment-related matters, compliance with securities or other laws, regulatory matters, customs matters, data privacy and cybersecurity matters and commercial matters. See “Item 3—Legal Proceedings” for additional information. In general, claims made by us or against us in litigation, disputes, or other proceedings can be expensive and time consuming to bring or defend against and could result in settlements, injunctions, or damages that could significantly affect our business. It is not possible to predict the final resolution of the litigation, disputes, or proceedings to which we currently are or may in the future become party to. Regardless of the final resolution, such proceedings may have an adverse effect on our reputation, financial condition, and business, including by utilizing our resources and potentially diverting the attention of our management from the operation of our business.
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
Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, and other stakeholders, including non-governmental organizations, employees, and consumers, have been interested in the social and environmental practices of companies. These parties have placed importance on the implications of the social cost of their investments and/or have higher expectations of corporate conduct. If our environmental, social and governance practices do not meet investor or other stakeholder expectations and standards, including related to climate risk, corporate responsibility, social impact, and human rights, and do not meet related regulations and expectations for increased transparency, which continue to evolve, our brands, reputation and employee retention may be negatively impacted. In addition, governmental and self-regulatory organizations, including the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and the European Financial Reporting Advisory Group (“EFRAG”), promulgate rapidly changing rules and regulations addressing environmental, social and governance topics. These rules and regulations continue to evolve in scope and complexity and have resulted in, and are likely to continue to result in, uncertainty in the requirements for compliance and increased expenses and increased management time and attention spent complying with or meeting such rules and regulations. For example, collection and assurance of environmental, social and governance data, developing and acting on initiatives within the scope of environmental, social and governance, and collecting, measuring and reporting environmental, social and governance related information and targets can be costly, difficult and time consuming and is subject to evolving reporting standards, including climate- and nature-related disclosure requirements and the EU's environmental, social and governance-related disclosure requirements set forth in the Corporate Sustainability
18 VF Corporation Fiscal 2026 Form 10-K

Reporting Directive (“CSRD”), and similar proposals and laws by other domestic and international regulatory bodies. If our environmental, social and governance related data, information, processes or reporting are incomplete or inaccurate, our reputation, business, financial performance and growth could be adversely affected. For example, customer expectations with respect to our ability to meet rapidly evolving environmental, social and governance reporting standards in the EU member states and other countries may impact our ability to do business with customers, or otherwise present barriers to entry, which could result in an adverse impact on our business, financial performance and growth.
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

FINANCIAL RISKS

VF’s balance sheet includes a significant amount of intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, such as the recent impairment charges related to the Napapijri reporting unit goodwill.
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
During the third quarter of Fiscal 2026, a downward revision in Napapijri financial projections triggered VF to perform a quantitative analysis of the Napapijri reporting unit goodwill and indefinite-lived trademark intangible assets. As a result of the impairment testing performed, VF recorded an impairment charge of $30.7 million to the Napapijri reporting unit goodwill.
It is possible that we could have another impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2027 or future years vary from our current assumptions (including changes in discount rates, foreign currency exchange rates and tariffs), (iii) business conditions or our strategies for a specific business unit change from our current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
Fluctuations in wage rates and the price, availability and quality of raw materials and finished goods could increase costs.
Fluctuations in the price, availability and quality of purchased finished goods or the fabrics, leather, cotton or other raw materials used therein could have a material adverse effect on VF’s cost of goods sold or its ability to meet its customers’ demands. Prices of purchased finished products may depend on wage rate increases required by legal or industry standards in Asia and other geographic areas where our independent contractors are located, as well as increasing freight costs from those regions. Inflation, including as a result of inflationary pressures related to global supply chain disruptions, can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost and availability of the materials that are used in our products, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemical and other costs, such as fuel, energy and utility costs, can fluctuate significantly as a result of inflation in addition to many other factors, including general economic conditions and demand, crop yields, oil and energy prices, weather patterns, water supply quality and availability, public health issues and speculation in the commodities markets. A significant portion of our products also are manufactured in other countries and declines in the values of the U.S. dollar may result in higher manufacturing costs. In the future, VF may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to its consumers and customers. This could have a material adverse effect on VF’s results of operations, liquidity and financial condition.
VF’s business is exposed to the risks of foreign currency exchange rate fluctuations. VF’s hedging strategies may not be effective in mitigating those risks.
A significant portion of VF’s total revenue (approximately 56% in Fiscal 2026) is derived from markets outside the U.S. Many of VF’s international businesses operate in functional currencies
VF Corporation Fiscal 2026 Form 10-K 19

other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which VF’s international businesses purchase products, incur costs or sell products. In addition, for VF’s U.S.-based businesses, the majority of products are sourced from independent contractors located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of VF’s licensing revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on VF’s financial condition, results of operations and cash flows. VF also has foreign currency debt obligations (euro bonds) and as a result is exposed to risks related to maturity and interest cash outflows which could be adversely impacted by significant appreciation of foreign currency exchange rates (particularly the euro), which could adversely impact our overall cash flows and interest expense.
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
As of March 28, 2026, VF had approximately $3.5 billion of debt outstanding. VF’s debt and interest payment requirements could have important consequences on its business, financial condition and results of operations. For example, they could:
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
VF is required to comply with certain financial and other restrictive debt covenants in its debt documents. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted, and we cannot assure that we will be able to comply with our financial or other covenants or that any covenant violations would be waived in the future. Failure by VF to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on VF if the lenders declare any outstanding obligations to be immediately due and payable, suspend commitments to make any advances, or require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could adversely affect our business, financial condition, and results of operations.
20 VF Corporation Fiscal 2026 Form 10-K

VF is subject to the risk that its licensees may not generate expected sales or maintain the value of VF’s brands.
During Fiscal 2026, $49.7 million of VF’s revenues were derived from licensing royalties. Although VF generally has significant control over its licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect VF’s revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:
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
In May 2025 VF executed a resolution to terminate VF's U.S. qualified defined benefit pension plan, which is frozen and no longer accrues benefits. In February 2026, VF completed the termination of the plan through a combination of lump-sum payments to eligible participants and the purchase of group annuity contracts to settle the remaining benefit obligations.
The spin-off of Kontoor Brands, Inc. could result in substantial tax liability to us and our shareholders.
We received opinions of tax advisors substantially to the effect that, for U.S. Federal income tax purposes, the May 22, 2019 spin-off of our Jeans business, Kontoor Brands, Inc. (“Kontoor Brands”) and certain related transactions qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made by us in connection with the delivery of the opinions are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinions. Furthermore, the opinions are not binding on the IRS or the courts. If, notwithstanding receipt of the opinions, the spin-off transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who received shares of Kontoor Brands in connection with the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.
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
Public health crises, such as the COVID-19 global pandemic have, and may in the future, adversely affect our business, financial condition and results of operations. A significant outbreak or resurgence of infectious disease in countries and territories where we operate and where our employees, suppliers, third-party service providers, consumers or customers are located could result in significant reductions in demand and significant volatility in demand for our products by consumers and customers, resulting in reduced orders, order cancellations, lower revenues, higher discounts, increased inventories, decreased value of inventories and lower gross margins. We may be negatively impacted by significant uncertainty and turmoil in global economic and financial market conditions causing, among other things: decreased consumer confidence and decreased consumer spending, inability to access financing in the credit and capital markets (including the commercial paper market) at reasonable rates (or at all), increased exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar, and volatility in the availability and prices for commodities and raw materials we use for our
VF Corporation Fiscal 2026 Form 10-K 21

products and in our supply chain. We may fail to meet our consumers’ and customers’ needs for inventory production and fulfillment due to disruptions in our supply chain and increased costs associated with mitigating the effects of a pandemic.
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
Oversight responsibility in this area is shared by the Board, its Audit Committee, and management.

Responsible party	Oversight of cybersecurity
Board of Directors	Oversight of cybersecurity within VF’s overall risks
Audit Committee	Primary oversight responsibility for cybersecurity, including internal controls designed to identify, assess, and manage risks related to cybersecurity
Management	Our Chief Information Security Officer (“CISO”), Chief Operating Officer (“COO”), Chief Legal Officer, and other senior members of our digital and technology and risk teams are responsible for identifying, assessing, and managing risks related to these topics, and reporting to the Audit Committee and/or the full Board of Directors
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
We place a high priority on securing confidential business information and the sensitive personal information we receive and store about our consumers, customers and employees. We have systems in place to securely receive and store that information and to detect, contain, and respond to cybersecurity incidents. We also have processes to manage risk from cybersecurity threats associated with third parties, including service providers, such as risk assessments and contractual requirements that include cybersecurity measures. In addition, we have a cybersecurity and information security training and compliance program in place to support our teams who work in areas of cybersecurity and information security risk. As part of this program, VF employees who have access to confidential information receive training at least annually on cybersecurity and information security. To respond to the threat of security breaches and cyberattacks, VF maintains a program, overseen by VF’s CISO and COO, that is designed to protect and preserve the confidentiality, integrity and continued availability of all information and systems owned by, or in the care of, VF. This program also includes a cyber incident response plan that provides processes for timely and accurate reporting of any material cybersecurity incident. Our CISO has over thirty years of experience as a cybersecurity professional, including experience as the CISO of two large retailers, and reports to our COO, who leads our digital and technology functions and has over twenty years of experience enabling digital transformation for global companies. In addition, members of VF’s information security, IT and privacy teams have broad experience and expertise in selecting, deploying and operating cybersecurity technologies, initiatives and processes around the world. VF also engages service providers, consultants and other third parties in connection with these processes to provide augmented cybersecurity capabilities, deliver strategic advice, provide assurance regarding the effectiveness of certain processes and assist in cybersecurity incident response efforts, as needed. VF also maintains a cybersecurity risk insurance policy.
VF’s IT systems have been subject to cybersecurity incidents in the past and there is no guarantee that future cybersecurity incidents will not have a material impact in the future. To learn more about risks from cybersecurity threats, see the following risk factors in Item 1A of this Part I, under the headings, “VF relies significantly on information technology. Any inadequacy, interruption, operational failure or security failure of this technology could harm VF’s ability to effectively operate its business,” and “VF is subject to cybersecurity, information security and privacy risks that could negatively affect its business operations, results of operations or reputation.”
22 VF Corporation Fiscal 2026 Form 10-K

ITEM 2. PROPERTIES.

The following is a summary of VF Corporation’s principal owned and leased properties as of March 28, 2026.
VF’s global headquarters are located in a 285,000 square foot, leased facility in Denver, Colorado. In addition, we own and lease facilities in Stabio, Switzerland and lease offices in Shanghai, China, which serve as our European and Asia-Pacific regional headquarters, respectively. We also own or lease brand headquarter facilities throughout the world.
We own a 180,000 square foot facility in Greensboro, North Carolina that serves as a corporate shared service center. We lease shared service facilities in Kuala Lumpur, Malaysia and Dalian, China that support our Asia-Pacific operations. Our sourcing hubs are located in Singapore, Panama City, Panama, and Stabio, Switzerland.
Our largest distribution centers by region are located in Ontario, California; Almelo, the Netherlands; and Kunshan, China. In total, we operate 13 owned or leased distribution centers primarily in the U.S., but also in the Czech Republic, the Netherlands, China, United Kingdom, Belgium, Canada, Mexico and Israel.
In addition to the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We operate 1,080 retail stores across the Americas, Europe and Asia-Pacific regions. Retail stores are generally leased under operating leases and include renewal options. We believe all facilities and machinery and equipment are in good condition and are suitable for VF’s needs.

ITEM 3. LEGAL PROCEEDINGS.

Other than the putative securities class action in the U.S. District Court for the District of Colorado discussed in Note 22, Commitments and Contingencies, there are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.
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
VF Corporation Fiscal 2026 Form 10-K 23

PART II

ITEM 5. MARKET FOR VF’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

VF’s Common Stock is listed on the New York Stock Exchange under the symbol “VFC”. As of April 25, 2026 there were 2,297 shareholders of record. Quarterly dividends on VF Common Stock, when declared, are paid on or about the 20th day of June, September, December and March.

PERFORMANCE GRAPH:

The following graph compares the cumulative total shareholder return on VF Common Stock with that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Subindustry Index (“S&P 1500 Apparel Index”) for Fiscal 2022 through Fiscal 2026. The S&P 1500 Apparel Index at the end of Fiscal 2026 consisted of Capri Holdings Limited, Carter’s, Inc., Columbia Sportswear Company, G-III Apparel Group, Ltd., Kontoor Brands, Inc., Lululemon Athletica Inc.,
Oxford Industries, Inc., PVH Corp., Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc. and VF Corporation. The graph assumes that $100 was invested at the end of Fiscal 2021 in each of VF Common Stock, the S&P 500 Index and the S&P 1500 Apparel Index, and that all dividends were reinvested. The graph plots the respective values on the last trading day of Fiscal 2021 through Fiscal 2026. Past performance is not necessarily indicative of future performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN OF VF COMMON STOCK,
S&P 500 INDEX AND S&P 1500 APPAREL INDEX
VF Common Stock closing price on March 28, 2026 was $16.40

$200
$150
$100
$50
$0
4/3/2021
4/2/2022
4/1/2023
3/30/2024
3/29/2025
3/28/2026
VF Corporation
S&P 500 Index
S&P 1500 Apparel, Accessories & Luxury Goods

Company / Index	Base Period 4/3/21	4/2/22	4/1/23	3/30/24	3/29/25	3/28/26
VF Corporation	$100.00	$73.24	$31.27	$21.83	$22.80	$24.38
S&P 500 Index	100.00	114.68	105.46	136.97	147.44	170.39
S&P 1500 Apparel, Accessories & Luxury Goods	100.00	84.43	66.56	65.04	55.81	57.33
24 VF Corporation Fiscal 2026 Form 10-K

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended March 28, 2026 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Fiscal Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
December 28, 2025 — January 24, 2026	—	$—	—	$2,486,971,057
January 25, 2026 — February 21, 2026	—	—	—	2,486,971,057
February 22, 2026 — March 28, 2026	—	—	—	2,486,971,057
Total	—		—

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) is a portfolio of leading outdoor and active brands, including The North Face®, Vans® and Timberland®. VF is committed to providing consumers with innovative products that are rooted in performance and elevated design, while delivering sustainable and long-term value for its employees, communities, and shareholders.
VF is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. We own a broad portfolio of brands in the apparel, footwear, equipment and accessories categories. Our products are marketed to consumers through our wholesale channel, primarily in specialty stores, national chains, mass merchants, department stores, independently-operated partnership stores and with strategic digital partners. Our products are also marketed to consumers through our own direct-to-consumer operations, which include VF-operated stores, concession retail stores, brand e-commerce sites and other digital platforms.
VF is organized by groupings of brands and businesses represented by its reportable segments for financial reporting purposes. The two reportable segments are Outdoor and Active. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an “All Other” category.

BASIS OF PRESENTATION

VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. All references to the years ended March 2026 (“Fiscal 2026”), March 2025 (“Fiscal 2025”) and March 2024 (“Fiscal 2024”) relate to the 52-week fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024, respectively.
The following discussion and analysis focuses on our financial results for the years ended March 2026 and 2025 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended March 2025 compared to the year ended March 2024 is included in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 29, 2025, filed with the SEC on May 22, 2025, and is incorporated by reference into this Form 10-K.
All per share amounts are presented on a diluted basis. All percentages shown in the tables below and the discussion that follows have been calculated using unrounded numbers.
References to the year ended March 2026 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the year ended March 2025 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell the Dickies® brand business (“Dickies”). On November 12, 2025, VF completed the sale of Dickies. All references to the impact of Dickies divestiture below represent the difference between Dickies revenue recognized in the third quarter of Fiscal 2026 (through the date of sale) and the amount of Dickies revenue recognized in the third and fourth quarters of Fiscal 2025. The Company determined that the sale of Dickies did not represent a strategic shift that would have a major effect on the Company's operations and financial results, and therefore did not qualify for presentation as a discontinued operation. Refer to Note 3 to VF's consolidated financial statements for additional information on the divestiture.
In the first quarter of Fiscal 2026, VF realigned its reportable segments to reflect a change in how the Timberland® brand is
VF Corporation Fiscal 2026 Form 10-K 25

managed and the chief operating decision maker's key areas of focus. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026. This operating segment has been aggregated with The North Face® brand in the Outdoor reportable segment and the Vans®, Kipling®, Eastpak® and Jansport® brands have been aggregated in the Active reportable segment. All other brands that have not been aggregated within the reportable segments described above, which do not meet the quantitative threshold to be disclosed as a separate reportable segment, have been grouped within an “All Other” category. This group includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. In the tables below, the Company has recast historical financial information to reflect the new reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to additional discussion in the “Information by Reportable Segment” section below and Note 21 to VF's consolidated financial statements.
On July 16, 2024, VF entered into a definitive Stock and Asset Purchase Agreement with EssilorLuxottica S.A. to sell the
Supreme® brand business (“Supreme”). On October 1, 2024, VF completed the sale of Supreme. During the second quarter of Fiscal 2025, the Company determined that Supreme met the held-for-sale and discontinued operations accounting criteria. Accordingly, VF has reported the results of Supreme and the related cash flows as discontinued operations in the Consolidated Financial Statements, through the date of sale. These changes have been applied to all periods presented. In addition, interest expense and the related interest rate swap impact for the delayed draw Term Loan (“DDTL”), which totaled $31.1 million for the year ended March 2025, were allocated to discontinued operations due to the requirement within the DDTL Agreement, as amended, that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme. Refer to Note 3 to VF’s consolidated financial statements for additional information on discontinued operations.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from VF’s continuing operations.

RECENT DEVELOPMENTS
Conflict in the Middle East
The conflict in the Middle East, which began during the fourth quarter of Fiscal 2026, has contributed to heightened geopolitical uncertainty, including impacts to global supply chains and increased fuel and oil costs. These and other factors may lead to broader macroeconomic implications, such as decreased consumer spending. While the length, scope and intensity of the conflict is unknown, VF does not believe the impact will be material, but will continue to monitor the evolving macroeconomic environment and its ability to mitigate the impact on VF's business, financial condition and results of operations.
Dickies Divestiture
As noted above, VF completed the sale of Dickies on November 12, 2025. In connection with the closing of the transaction, VF received proceeds of $600.5 million, net of cash sold. VF recorded a final pre-tax gain of $127.2 million in the year ended March 2026, which included a reduction to the gain to reflect final working capital adjustments of $11.9 million in the fourth quarter of Fiscal 2026, which will be paid in Fiscal 2027. The pre-tax gain is included in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026.
Impact of Tariffs
In April 2025, the U.S. government announced broad-based, reciprocal tariffs on foreign imports under the International Emergency Economic Power Act (“IEEPA”). In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the IEEPA. Immediately following the IEEPA ruling, the U.S. government imposed additional new tariffs under other statutory authorities, resulting in a rapidly evolving tariff environment.
VF paid tariffs totaling $149.7 million imposed under IEEPA, and on February 20, 2026 the U.S. Supreme Court ruled that these tariffs were deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border
Protection (“CBP”) must refund IEEPA tariffs that were collected, with interest. As a result, VF recorded a tariff refund receivable of $149.7 million related to tariffs paid under IEEPA from April 2025 until February 20, 2026. Interest is not included due to the uncertainty of the amount but is not believed to be material. On April 20, 2026, approximately $57 million of IEEPA entries were submitted for refund processing. Submission and processing of the remaining IEEPA tariffs is subject to finalization of the process for the next phase of refunds by CBP. VF will re-evaluate its assessment at each reporting period based on any new information.
The tariff refund receivable is included in the accounts receivable, net line item in the Consolidated Balance Sheet as of March 2026. For the year ended March 2026, VF recognized $93.8 million as a reduction to cost of goods sold. As of March 2026, $55.9 million is recorded as a reduction to inventory and will be recognized as a decrease in cost of goods sold as the inventory turns.
Also, VF recorded a liability of $37.6 million as of March 2026, reflecting the portion of the refund that VF has committed to reimburse certain vendors and partners, which is included in the accounts payable line item in the Consolidated Balance Sheet. For the year ended March 2026, VF recognized $22.7 million as an increase to cost of goods sold and $14.9 million as an increase to inventory. Amounts that are deferred into inventory will be recognized as an increase in the cost of goods sold as the inventory turns. Reimbursements will not be made to vendors and partners until after collection of the applicable IEEPA refunds.
VF has a diversified sourcing country mix. Approximately 85% of products purchased for sale in the U.S. are sourced through Southeast Asia and Central and South America, with Vietnam, Bangladesh, Cambodia and Indonesia comprising the top four sourcing markets. Less than 2% of total U.S. products are sourced through China.
While the tariff situation is dynamic and evolving, VF continues to analyze the impact of tariffs on our business and has taken steps
26 VF Corporation Fiscal 2026 Form 10-K

to mitigate our tariff exposure. Mitigation strategies have included, and may continue to include, sourcing optimization, accelerating production and shipments into the U.S., negotiations with our vendors and tactical price increases. The duration and scope of the tariffs are difficult to predict, along with the extent to which VF will be able to offset the impact through our mitigation efforts. VF will continue to monitor and evaluate new information as it becomes available.
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
Reinvent restructuring charges in the year ended March 2026 were $14.9 million and cumulative charges were $205.0 million since the inception of the program, which primarily included costs associated with severance and employee-related benefits and the impact of asset impairments and write-downs.
All restructuring actions related to Reinvent were substantially complete at the end of the first quarter of Fiscal 2026. In addition, as further discussed in Note 24 to VF's consolidated financial statements, VF has entered into a contract with a consulting firm to support Reinvent. Fees related to the contract consist of fixed fees for services performed and contingent fees tied to increases in VF’s stock price. Services provided under the contract were substantially complete by the end of the third quarter of Fiscal 2026 and contingent fees tied to increases in VF’s stock price will be measured through June 2027.
For additional information regarding recent developments, see “Item 1A. Risk Factors.”

SUMMARY OF THE YEAR ENDED MARCH 2026

•Revenues increased 1% to $9.6 billion compared to the year ended March 2025, including a 3% favorable impact from foreign currency.
•Outdoor segment revenues increased 8% to $5.7 billion compared to the year ended March 2025, including a 3% favorable impact from foreign currency.
•Active segment revenues decreased 7% to $2.7 billion compared to the year ended March 2025, including a 2% favorable impact from foreign currency.
•Wholesale revenues increased 1% compared to the year ended March 2025, including a 3% favorable impact from foreign currency.
•Direct-to-consumer revenues increased 2% compared to the year ended March 2025, including a 3% favorable impact from foreign currency.
•International revenues increased 2% compared to the year ended March 2025, including a 5% favorable impact from foreign currency.
•Revenues in the Americas region remained flat compared to the year ended March 2025.
•Gross margin increased 130 basis points to 54.8% in the year ended March 2026 compared to the year ended March 2025, primarily driven by higher quality inventory, lower product costs, increased pricing and favorable foreign currency impacts.
•Earnings per share was $0.64 in the year ended March 2026 compared to $0.18 in the year ended March 2025. The increase in earnings per share was primarily driven by the $127.2 million gain related to the Dickies divestiture, lower Reinvent charges, lower impairment charges and increased profitability in the Outdoor segment during the year ended March 2026 compared to the year ended March 2025. The increase was partially offset by $217.2 million of pension settlement charges and excise taxes related to the termination of the U.S. qualified pension plan in the year ended March 2026.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in revenues for the year ended March 2026 compared to the year ended March 2025:

(In millions)	Year Ended March
Revenues — 2025	$9,504.7
Organic	51.1
Impact of Dickies divestiture	(217.1)
Impact of foreign currency	266.5
Revenues — 2026	$9,605.2

VF Corporation Fiscal 2026 Form 10-K 27

Year Ended March 2026 Compared to Year Ended March 2025
VF reported a 1% increase in revenues in Fiscal 2026 compared to Fiscal 2025, including a 3% favorable impact from foreign currency. Increases in the Outdoor segment in Fiscal 2026 and favorable impacts from foreign currency were partially offset by decreases in the Active segment and decreased revenue due to the Dickies divestiture in the current year. In Fiscal 2026, revenue increases in the Europe region, including favorable impacts from foreign currency, were partially offset by decreases in the Asia-Pacific region.
Additional details on revenues are provided in the section titled “Information by Reportable Segment”.
The following table presents the percentage relationship to revenues for components of the Consolidated Statements of Operations:

	Year Ended March

	2026	2025
Gross margin (revenues less cost of goods sold)	54.8%	53.5%
Selling, general and administrative expenses	48.5	49.4
Impairment of goodwill and intangible assets	0.3	0.9
Operating margin	6.0%	3.2%
Note: Amounts may not sum due to rounding.

Year Ended March 2026 Compared to Year Ended March 2025
Gross margin increased 130 basis points to 54.8% in Fiscal 2026 compared to 53.5% in Fiscal 2025. The increase in gross margin in Fiscal 2026 was primarily driven by higher quality inventory, lower product costs, increased pricing and favorable foreign currency impacts.
Selling, general and administrative expenses as a percentage of revenues decreased 90 basis points ($36.4 million) in Fiscal 2026 compared to Fiscal 2025. The decrease was primarily due to cost savings from Reinvent, including lower information technology costs, partially offset by increased advertising costs in Fiscal 2026 and gains recognized from sale leaseback transactions in Fiscal 2025. The decrease was also due to lower Reinvent restructuring charges and project-related costs in Fiscal 2026.
During the year ended March 2026, VF recorded a goodwill impairment charge of $30.7 million related to the Napapijri reporting unit. During the third quarter of Fiscal 2026, due to a recent downward revision in the Napapijri forward-looking financial projections, the Company determined that a triggering event had occurred requiring impairment testing of the Napapijri reporting unit goodwill and indefinite-lived trademark intangible asset. Recent leadership changes within the brand have resulted in strategic actions that are projected to deliver short- to medium-term revenue and profit reductions to support long-term growth of the brand. The goodwill impairment primarily related to the reduction in financial projections for Napapijri.
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
In Fiscal 2026, operating margin increased to 6.0% from 3.2% in Fiscal 2025, primarily due to the items described above.
Net interest expense remained relatively flat in Fiscal 2026, compared to Fiscal 2025, as unfavorable foreign currency impacts were offset by the March 2025 early redemption of $750.0 million in aggregate principal amount of its outstanding 2.400% Senior Notes due in April 2025. Total outstanding interest-bearing debt averaged $4.5 billion and $5.0 billion for Fiscal 2026 and Fiscal 2025, respectively, with short-term borrowings representing 6.2% and 4.1% of average debt outstanding for the respective years. The weighted average interest rate on outstanding debt was 3.2% in both Fiscal 2026 and Fiscal 2025.
Other income (expense), net primarily consists of components of net periodic pension cost (excluding the service cost component), certain foreign currency and hedging gains and losses and other non-operating gains and losses. Other income (expense) netted to ($86.6) million and ($9.4) million in Fiscal 2026 and Fiscal 2025, respectively. Other income (expense), net in Fiscal 2026 included non-cash pension settlement charges of $192.1 million related to the termination of the U.S. qualified plan and $25.1 million of excise taxes related to the termination. Other income (expense), net also included the final pre-tax gain on the sale of Dickies of $127.2 million. Other income (expense), net in Fiscal 2025 primarily included equity investment impairments of $15.6 million, cyber insurance recoveries of $13.7 million received in Fiscal 2025, $4.2 million of net periodic pension cost and $2.3 million of foreign currency and hedging losses.
The effective income tax rate was 25.3% in Fiscal 2026 compared to 52.2% in Fiscal 2025. The Fiscal 2026 effective income tax rate included a net discrete tax benefit of $5.5 million, which included a $44.4 million net tax benefit related to unrecognized tax benefits and interest, a $12.4 million tax expense related to stock compensation, a $16.0 million tax expense related to return to accrual adjustments, and a $10.6 million net tax expense related to other audit adjustments. Refer to Note 20 to VF's consolidated financial statements for additional information. The $5.5 million net discrete tax benefit in Fiscal 2026 decreased the effective income tax rate by 1.6% compared to an unfavorable 13.4% impact of discrete items for Fiscal 2025. Excluding discrete items, the effective tax rate during Fiscal
28 VF Corporation Fiscal 2026 Form 10-K

2026 decreased by approximately 12.0% primarily due to jurisdictional mix of earnings.
As a result of the above, income from continuing operations in Fiscal 2026 was $254.9 million ($0.64 per diluted share), compared to $69.3 million ($0.18 per diluted share) in Fiscal 2025.
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
Year Ended March 2026 Compared to Year Ended March 2025
The following tables present a summary of the changes in revenues and segment profit in the year ended March 2026 compared to the year ended March 2025 and revenues by region for our Top 3 brands for the years ended March 2026 and 2025:

Revenues:
	Year Ended March
(In millions)	Outdoor Segment	Active Segment	All Other	Total
Revenues — 2025	$5,311.1	$2,914.3	$1,279.3	$9,504.7
Organic	261.4	(259.9)	49.6	51.1
Impact of Dickies divestiture	—	—	(217.1)	(217.1)
Impact of foreign currency	169.3	66.6	30.6	266.5
Revenues — 2026	$5,741.8	$2,721.0	$1,142.4	$9,605.2
Note: Amounts may not sum due to rounding.

Segment Profit:
	Year Ended March
(In millions)	Outdoor Segment	Active Segment	Total
Segment profit — 2025	$708.6	$134.0	$842.5
Organic	102.6	(39.4)	63.4
Impact of foreign currency	30.0	8.4	38.3
Segment profit — 2026	$841.2	$103.0	$944.2
Note: Amounts may not sum due to rounding.
VF Corporation Fiscal 2026 Form 10-K 29

Top Brand Revenues:
	Year Ended March 2026
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$1,756.0	$1,329.2	$821.5	$3,906.7
Europe	1,420.1	616.3	689.6	2,726.0
Asia-Pacific	829.7	203.6	224.9	1,258.2
Global	$4,005.8	$2,149.1	$1,735.9	$7,890.9

	Year Ended March 2025
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$1,612.6	$1,435.8	$749.0	$3,797.4
Europe	1,315.0	661.2	626.9	2,603.1
Asia-Pacific	775.8	252.4	231.8	1,260.0
Global	$3,703.4	$2,349.4	$1,607.7	$7,660.5
Note: Amounts may not sum due to rounding.
The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor Segment

	Year Ended March

(Dollars in millions)	2026	2025	Percent Change
Segment revenues	$5,741.8	$5,311.1	8.1%
Segment profit	841.2	708.6	18.7%
Segment profit margin	14.7%	13.3%
The Outdoor segment includes the following brands: The North Face® and Timberland®.
Year Ended March 2026 Compared to Year Ended March 2025
Global revenues for Outdoor increased 8% in Fiscal 2026 compared to Fiscal 2025, including a 3% favorable impact from foreign currency. Revenues in the Americas region increased 9% in Fiscal 2026. Revenues in the Europe region increased 9%, including an 8% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 5% in Fiscal 2026, including a 2% favorable impact from foreign currency.
Global revenues for The North Face® brand increased 8% in Fiscal 2026, including a 3% favorable impact from foreign currency. Revenue growth in Fiscal 2026 was primarily driven by growth in the Americas and Europe regions. Revenues in the Americas region increased 9% in Fiscal 2026. Revenues in the Europe region increased 8% in Fiscal 2026, including a 7% favorable impact from foreign currency. Revenues in the Asia-Pacific region increased 7% in Fiscal 2026, including a 2% favorable impact from foreign currency.
Global revenues for the Timberland® brand increased 8% in Fiscal 2026, including a 3% favorable impact from foreign currency, driven by growth in the Americas and Europe regions. Revenues in the Americas region increased 10% in Fiscal 2026, including a 1% favorable impact from foreign currency. Revenues in the Europe region increased 10% in Fiscal 2026, including an 8% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 3% in Fiscal 2026, including a 1% favorable impact from foreign currency.
Global direct-to-consumer revenues for Outdoor increased 8% in Fiscal 2026, including a 3% favorable impact from foreign currency. The increase was driven by growth in The North Face® and Timberland® brands across all regions. Global wholesale revenues increased 8% in Fiscal 2026, including a 3% favorable impact from foreign currency. The increase was primarily driven by increases in The North Face® brand across all regions and increases in the Timberland® brand in the Americas and Europe regions.
Segment profit margin increased in Fiscal 2026 compared to Fiscal 2025, reflecting higher gross margin from lower product costs, increased pricing and favorable foreign currency impacts, partially offset by increased direct-to-consumer and advertising costs.
30 VF Corporation Fiscal 2026 Form 10-K

Active Segment

	Year Ended March

(Dollars in millions)	2026	2025	Percent Change
Segment revenues	$2,721.0	$2,914.3	(6.6%)
Segment profit	103.0	134.0	(23.1%)
Segment profit margin	3.8%	4.6%
The Active segment includes the following brands: Vans®, Kipling®, Eastpak® and JanSport®.
Year Ended March 2026 Compared to Year Ended March 2025
Global revenues for Active decreased 7% in Fiscal 2026 compared to Fiscal 2025, including a 2% favorable impact from foreign currency. Revenues in the Americas region decreased 7% in Fiscal 2026, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 14% in Fiscal 2026, including a 1% favorable impact from foreign currency. Revenues in the Europe region decreased 3% in Fiscal 2026, including a 6% favorable impact from foreign currency.
Vans® brand global revenues decreased 9% in Fiscal 2026, including a 2% favorable impact from foreign currency. The overall decline in Fiscal 2026 was most significantly driven by a 7% decrease in the Americas region, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 19% in Fiscal 2026, including a 1% favorable impact from foreign currency. Revenues in the Europe region decreased 7% in Fiscal 2026, including a 6% favorable impact from foreign currency. The declines in Vans® revenues in Fiscal
2026 were partially attributed to deliberate strategic actions, including exiting value-channel wholesale customers and closing unprofitable owned retail stores in the Americas region, and reducing wholesale store fronts in the Asia-Pacific region.
Global direct-to-consumer revenues for Active decreased 7% in Fiscal 2026, including a 1% favorable impact from foreign currency. The decrease was primarily due to declines in the Vans® brand in the Americas region. Global wholesale revenues for Active decreased 6% in Fiscal 2026, including a 3% favorable impact from foreign currency. The decrease was primarily due to a decrease in the Vans® brand in the Americas region.
Segment profit margin decreased in Fiscal 2026 compared to Fiscal 2025, primarily due to lower gross margin, which was driven by product mix, and lower leverage of operating expenses due to decreased revenues.
All Other

	Year Ended March

(Dollars in millions)	2026	2025	Percent Change
Revenues	$1,142.4	$1,279.3	(10.7%)
The “All Other” grouping includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. The “All Other” grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.
Year Ended March 2026 Compared to Year Ended March 2025
Global “All Other” revenues decreased 11% in Fiscal 2026 compared to Fiscal 2025, including a 2% favorable impact from foreign currency. Revenues in the Americas region decreased 13% in Fiscal 2026. Revenues in the Asia-Pacific region decreased 21%, including a 1% favorable impact from foreign currency. Revenues in the Europe region decreased 5%, including a 6% favorable impact from foreign currency.
Revenues were impacted by the sale of Dickies on November 12, 2025. Excluding the impact of the Dickies divestiture, global “All
Other” revenues increased 8% in Fiscal 2026, compared to Fiscal 2025, including a 3% favorable impact from foreign currency. Excluding the impact of the Dickies divestiture, revenues in the Americas region increased 9% and revenues in the Europe region increased 6%, including a 7% favorable impact from foreign currency. Excluding the impact of the Dickies divestiture, revenues in the Asia-Pacific region increased 8% in Fiscal 2026, including a 1% favorable impact from foreign currency.

VF Corporation Fiscal 2026 Form 10-K 31

Reconciliation of Segment Profit to Income From Continuing Operations Before Income Taxes

There are four types of costs necessary to reconcile total segment profit to consolidated income from continuing operations before income taxes. These costs are (i) impairment of goodwill and intangible assets, which is excluded from segment profit because these costs are not part of the ongoing operations of the respective businesses, (ii) corporate and other expenses, which are excluded from segment profit to the extent they are not allocated to the segments, (iii) interest expense, net, which is excluded from segment profit because substantially all financing costs are managed at the corporate office and are not under the control of segment management and (iv) profit related to the “All Other” category, which includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. The “All Other” grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment. Impairment of goodwill and intangible assets and net interest expense are discussed in the “Consolidated Statements of Operations” section, and corporate and other expenses and profit related to the “All Other” category are discussed below.

	Year Ended March

(In millions)	2026	2025	Percent Change
Impairment of goodwill and intangible assets	$30.7	$89.2	(65.6%)
Corporate and other expenses	511.8	546.7	(6.4%)
Interest expense, net	148.7	149.2	(0.3%)
“All Other” profit	88.2	87.8	0.5%

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
Corporate and other expenses decreased $34.9 million in Fiscal 2026 when compared to Fiscal 2025. The decrease was primarily due to the final pre-tax gain on the sale of Dickies of $127.2 million, cost savings from Reinvent, lower Reinvent restructuring charges and project-related costs, lower information technology costs and no equity investment impairments compared to prior year. The decrease was partially offset by pension settlement charges of $192.1 million and excise taxes of $25.1 million related to the termination of the U.S. qualified plan in Fiscal 2026.
The increase in “All Other” profit for the year ended March 2026 was primarily due to higher gross margin, driven by higher quality inventory, partially offset by lower gross profit related to Dickies.

International

International revenues increased 2% in Fiscal 2026 compared to Fiscal 2025. Foreign currency had a favorable impact of 5% on international revenues in Fiscal 2026.
Revenues in the Europe region increased 4% in Fiscal 2026, including a 7% favorable impact from foreign currency. Revenues in the Americas (non-U.S.) region increased 4% in Fiscal 2026, including a 2% favorable impact from foreign currency. In the Asia-Pacific region, revenues decreased 1% in Fiscal 2026, including a 2% favorable impact from foreign currency. Revenues in Greater China (which includes Mainland China, Hong Kong and Taiwan) decreased 2% in Fiscal 2026, including a 2% favorable impact from foreign currency.
International revenues were 56% of total VF revenues in Fiscal 2026 compared to 55% in Fiscal 2025.

32 VF Corporation Fiscal 2026 Form 10-K

Direct-to-Consumer
Direct-to-consumer revenues increased 2% in Fiscal 2026 compared to Fiscal 2025, including a 3% favorable impact from foreign currency.
VF's e-commerce business increased 4% in Fiscal 2026, including a 3% favorable impact from foreign currency. The increase was primarily due to increased e-commerce revenues in the Americas region.
Revenues from VF-operated retail stores decreased 1% in Fiscal 2026, including a 2% favorable impact from foreign currency, primarily due to a decrease in the Americas region. VF opened 61 stores in Fiscal 2026, bringing the total number of VF-owned retail stores to 1,080 at March 2026, which also reflects 108 store closures (including stores related to the Dickies divestiture) during the period. There were 1,127 VF-owned retail stores at March 2025. Direct-to-consumer revenues were 44% of total VF revenues in both Fiscal 2026 and Fiscal 2025.

Wholesale

Wholesale revenues increased 1% in Fiscal 2026 compared to Fiscal 2025, including a 3% favorable impact from foreign currency. The results were primarily driven by revenue increases in the wholesale business in the Europe region, including favorable impacts from foreign currency, partially offset by a decrease in the Americas region. Wholesale revenues were 56% of total revenues in both Fiscal 2026 and Fiscal 2025.

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at March 2026 compared to March 2025:
•Increase in accounts receivable — primarily due to a tariff refund receivable of $149.7 million, partially offset by the removal of Dickies from the Consolidated Balance Sheet in connection with the completed divestiture in the third quarter of Fiscal 2026. Dickies' accounts receivable balance at March 2025 was $116.9 million. The increase was also due to the timing of collections.
•Decrease in inventories — primarily due to the removal of Dickies from the Consolidated Balance Sheet in connection with the completed divestiture in the third quarter of Fiscal 2026. Dickies' inventory balance at March 2025 was $134.2 million. The decrease was also due to foreign currency fluctuations and VF reducing the level of slow-moving and excess inventory.
•Decrease in intangible assets — primarily due to the removal of Dickies from the Consolidated Balance Sheet in connection with the completed divestiture in the third quarter of Fiscal 2026.
•Decrease in current portion of long-term debt — due to the early redemption of €500.0 million ($582.2 million) of long-term notes due in March 2026.

Liquidity and Cash Flows

We consider the following to be measures of our liquidity and capital resources:

(Dollars in millions)	March 2026	March 2025
Working capital	$1,828.3	$1,088.2
Current ratio	1.8 to 1	1.4 to 1
Net debt to total capital	69.2%	76.8%

The increase in working capital and the current ratio at March 2026 compared to March 2025 was primarily due to a net decrease in current liabilities driven by decreased current portion of long-term debt as discussed in the “Consolidated Balance Sheets” section above. The increase in working capital and the current ratio was also due to a net increase in current assets driven by higher cash balances and higher accounts receivables, partially offset by a decrease in inventories, as discussed in the “Consolidated Balance Sheets” section above.
For the ratio of net debt to total capital, net debt is defined as short-term borrowings, current portion of long-term debt and long-term debt, in addition to operating lease liabilities, net of unrestricted cash and cash equivalents. Total capital is defined as net debt plus stockholders’ equity. The decrease in the net debt to total capital ratio at March 2026 compared to March 2025 was primarily driven by a decrease in net debt due to the early redemption of €500.0 million ($582.2 million) of long-term notes in February 2026, as discussed in the “Consolidated Balance Sheets” section above and higher cash and cash equivalents at March 2026. The decrease in the net debt to total capital ratio at March 2026 compared to March 2025 was also due to an increase in stockholders' equity, primarily driven by net income in the period.
VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to
VF Corporation Fiscal 2026 Form 10-K 33

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
In summary, our cash flows from continuing operations were as follows:

	Year Ended March

(In millions)	2026	2025
Cash provided by operating activities	$671.3	$438.5
Cash provided by investing activities	407.1	1,432.5
Cash used by financing activities	(737.8)	(2,146.0)

Cash Provided by Operating Activities

Cash flows related to operating activities are dependent on income (loss) from continuing operations, adjustments to income (loss) from continuing operations and changes in working capital. The increase in cash provided by operating activities in Fiscal 2026 compared to Fiscal 2025 was primarily due to an increase in income from continuing operations, excluding non-cash charges and the final gain on the sale of Dickies, and the pension termination asset reversion, net of $125.4 million, partially offset by an increase in net cash used by working capital and the excise tax related to the pension termination asset reversion.
Cash Provided by Investing Activities
The decrease in cash provided by investing activities in Fiscal 2026 compared to Fiscal 2025 was primarily due to proceeds from the sale of Supreme, net of cash sold, of $1.506 billion in the prior year period compared to proceeds from the sale of Dickies, net of cash sold, of $600.5 million in Fiscal 2026. Fiscal 2025 also included proceeds from the sale of assets of $88.2 million, primarily related to a sale leaseback transaction of a distribution center, sale of an aircraft hangar, sale of a corporate-owned aircraft and sale of an office building.
Cash Used by Financing Activities
The decrease in cash used by financing activities in Fiscal 2026 compared to Fiscal 2025 was primarily due to a $1.0 billion prepayment of the DDTL and a $750.0 million early redemption of long-term debt in Fiscal 2025, compared to a €500.0 million ($582.2 million) early redemption of long-term debt in Fiscal 2026.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during Fiscal 2026 or Fiscal 2025 under the share repurchase program authorized by VF's Board of Directors.
As of the end of Fiscal 2026, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF's capital deployment priorities in the near-to-medium term will be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
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
The Agent, as defined in the credit agreement, has discretion to establish various reserves against the borrowing base, as outlined in the credit agreement, including a requirement for a Debt Maturity Reserve to be established beginning 90-days prior to the maturity of any Material Indebtedness, as defined in the credit agreement.
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
The ABL Credit Facility includes a financial covenant that requires VF to maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 for the 12-month period ending on the last day of any applicable fiscal quarter. However, the financial covenant only applies if at any time Global Excess Availability (as defined in the credit agreement) is less than the greater of (i) 10.0% of the Global Line Cap (as defined in the credit agreement), and (ii) $100.0 million, and ceases to apply when Global Excess Availability has equaled or exceeded the greater of (i) 10.0% of
34 VF Corporation Fiscal 2026 Form 10-K

the Global Line Cap, and (ii) $100.0 million for 30 consecutive days. As of March 2026, specified availability under the ABL Credit Facility exceeded the required threshold and, as a result, the financial covenant was not applicable.
The Company was in compliance with all applicable debt covenants as of March 2026.
VF had a global commercial paper program that allowed for borrowings of up to $2.25 billion to the extent that it had borrowing capacity under the Terminated Agreement. The U.S. commercial paper borrowing program was terminated as of May 2025 and the euro commercial paper borrowing program was terminated as of January 2025.
As of March 2026, the Company had no outstanding borrowings under the ABL Credit Facility. Reserves for outstanding, unfunded letters of credit under the ABL Credit Facility were $0.3 million as of March 2026. Availability under the ABL Credit Facility was $977.2 million as of March 2026, after giving effect to the borrowing base, outstanding borrowings and outstanding letters of credit.
VF has $72.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $10.1 million at March 2026. Borrowings under these arrangements had a weighted average interest rate of 46.3% at March 2026, related to borrowings in certain highly inflationary economies.
Additionally, VF had $823.9 million of unrestricted cash and cash equivalents at March 2026.
Redemption
On February 7, 2026, VF completed an early redemption of €500.0 million ($582.2 million) in aggregate principal amount of its outstanding 4.125% Senior Notes due March 2026. The redemption price was equal to 100% of the principal amount of the Notes to be redeemed.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance (“SCF”) program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date) are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At March 2026 and 2025, the accounts payable line item in VF's Consolidated Balance Sheets included total outstanding obligations of $466.0 million and $481.7 million, respectively, due to suppliers that are eligible to participate in the SCF program.
Rating Agencies
At the end of March 2026, VF’s long-term debt ratings were 'BB’ by Standard & Poor’s (“S&P”) Global Ratings and 'Ba2' by Moody’s Investors Service (“Moody's”). VF's credit rating outlook was 'stable' by S&P and 'negative' by Moody's at the end of March 2026. Further downgrades to VF's ratings would negatively impact borrowing costs.
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
Dividends
Cash dividends totaled $0.36 per share in both Fiscal 2026 and Fiscal 2025. The dividend payout ratio was 55.9% of diluted earnings (loss) per share in Fiscal 2026 compared to (74.5%) in Fiscal 2025. The Company declared a dividend of $0.09 per share that is payable in the first quarter of Fiscal 2027. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
VF Corporation Fiscal 2026 Form 10-K 35

Contractual Obligations
Following is a summary of VF’s material contractual obligations and commercial commitments at the end of March 2026 that will require the use of funds:

		Payment Due or Forecasted by Fiscal Year
(In millions)	Total	2027	2028	2029	2030	2031	Thereafter
Recorded liabilities:
Long-term debt (1)	$3,541	$—	$1,076	$576	$—	$750	$1,140
Operating leases (2)	1,655	386	318	230	178	136	407
Unrecorded commitments:
Interest payment obligations (3)	600	106	93	91	66	46	198
Inventory obligations (4)	1,950	1,935	7	5	2	—	—
	$7,746	$2,427	$1,494	$902	$246	$932	$1,745
Note: Amounts may not sum due to rounding.
(1)Long-term debt consists of required undiscounted principal payments on long-term debt.
(2)Operating leases represent required undiscounted lease payments during the noncancelable lease term. Variable payments for occupancy-related costs, real estate taxes, insurance and contingent rent are not included above. In addition, approximately $103.4 million of leases (on an undiscounted basis) that have not yet commenced with terms of 2 to 12 years beginning primarily in Fiscal 2027 are not included above.
(3)Interest payment obligations represent required interest payments on long-term debt. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the consolidated financial statements.
(4)Inventory obligations represent binding commitments to purchase finished goods and raw materials that are payable upon VF taking ownership of the inventory. This obligation excludes the amount included in accounts payable at March 2026 related to inventory purchases.
VF had other financial commitments at the end of Fiscal 2026 that are not included in the above table but may require the use of funds under certain circumstances:
•$125.7 million of surety bonds, custom bonds, unfunded letters of credit and international bank guarantees are not included in the table above because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if VF were to fail to meet its other obligations.
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
Cash and cash equivalents risks
VF had $823.9 million of cash and cash equivalents at the end of Fiscal 2026. Management continually monitors the credit ratings of the financial institutions with whom VF conducts business and geopolitical risks that may impact countries where VF has cash balances. Management also monitors the credit quality of cash equivalents.
Defined benefit pension plan risks
In May 2025, VF executed a resolution to terminate the U.S. qualified plan, which was previously frozen and no longer accruing benefits. In February 2026, the Company completed the termination of the plan through a combination of lump-sum payments to eligible participants and the purchase of group annuity contracts to settle the remaining benefit obligations.
In the third quarter of Fiscal 2026, VF offered participants the option to elect lump-sum payouts in exchange for future benefit obligations. VF recorded a $34.0 million non-cash settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026 to recognize the related deferred actuarial losses in accumulated other comprehensive loss (“OCL”) resulting from lump-sum payments of retirement benefits. Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate.
36 VF Corporation Fiscal 2026 Form 10-K

In the fourth quarter of Fiscal 2026, VF purchased a group annuity contract to transfer the remaining benefit obligation to an insurance company. The purchase of the group annuity contract was fully funded directly by plan assets. As a result, VF recorded a $158.1 million non-cash settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026 to recognize the remaining deferred actuarial losses in OCL.
In the fourth quarter of Fiscal 2026, VF transferred approximately $83.5 million of funds from plan assets to a qualified replacement plan managed by the Company which will be used to fund future incremental annual Company contributions to VF's U.S. 401(k) program. As of March 2026, $11.9 million was recorded in the other current assets line item and $71.6 million was recorded in the other assets line item in the Consolidated Balance Sheet. The remaining plan assets reverted to the Company as part of the final termination process. As a result, approximately $125.4 million reverted to the Company, resulting in $25.1 million of excise tax being paid and recorded in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026.
At the end of Fiscal 2026, VF’s remaining defined benefit pension plans were underfunded by a net total of $77.3 million. The underfunded status includes a $45.6 million liability related to our U.S. unfunded supplemental defined benefit plan and $31.7 million of net liabilities related to our non-U.S. defined benefit plans. These plans are underfunded primarily due to differences in actuarial assumptions and plan classification relative to local statutory accounting standards, which generally result in higher reported benefit obligations under U.S. GAAP. VF intends to make approximately $16.1 million of contributions to its defined benefit plans during Fiscal 2027.
VF’s reported earnings are subject to risks due to the volatility of its pension cost, which has ranged in recent years from $12.1 million in the year ended March 2024 to $206.0 million in the year ended March 2026. These fluctuations are primarily due to differences in the amount of settlement charges recorded in the respective periods, including $192.1 million recorded in Fiscal 2026 related to the termination of the U.S. qualified plan. The changes are also impacted by varying amounts of actuarial gains and losses that are deferred and amortized to future years’ pension cost. The assumptions that impact actuarial gains and losses include the rate of return on investments held by the pension plans, the discount rate used to value participant liabilities and demographic characteristics of the participants.
Interest rate risks
VF limits the risk of interest rate fluctuations by managing the mix of fixed and variable interest rate debt. In addition, VF may use derivative financial instruments to manage risk. Since all of VF’s long-term debt has fixed interest rates, the exposure relates to changes in interest rates on variable rate short-term borrowings (which averaged approximately $275.0 million at a 7.2% rate during Fiscal 2026). However, any change in interest rates would also affect interest income earned on VF’s cash equivalents. Based on the average amount of variable rate borrowings and cash equivalents during Fiscal 2026, the effect of a hypothetical 1% increase in interest rates would be an increase in reported net income of approximately $3.0 million and a hypothetical 1% decrease in interest rates would be a decrease in reported net income of approximately $3.0 million.
Foreign currency exchange rate risks
VF is a global enterprise subject to the risk of foreign currency fluctuations. Approximately 56% of VF’s revenues in the year ended March 2026 were generated in international markets. Most of VF’s foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where VF has operations, there is a negative impact on VF’s operating results upon translation of those foreign operating results into the U.S. dollar. As discussed later in this section, management hedges VF’s investments in certain foreign operations and foreign currency transactions.
The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. For net advances to and investments in VF’s foreign businesses that are considered to be long-term, the impact of changes in foreign currency exchange rates on those long-term advances is deferred as a component of accumulated OCL in stockholders’ equity. The U.S. dollar value of net investments in foreign subsidiaries fluctuates with changes in the underlying functional currencies. In both March 2023 and February 2020, VF issued €1.0 billion of euro-denominated fixed-rate notes. These notes have been designated as net investment hedges of VF’s investment in certain foreign operations. Because this debt qualified as a nonderivative hedging instrument, foreign currency transaction gains or losses on the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated. In the year ended March 2026, VF de-designated the aggregate principal of its €500.0 million euro-denominated fixed-rate notes due 2026, and entered into a fair value hedging relationship. In February 2026, these notes were redeemed.
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
For cash flow hedging contracts outstanding at the end of Fiscal 2026, a hypothetical 10% decrease and 10% increase in foreign currency exchange rates compared to rates at the end of Fiscal 2026, would result in a decrease in the unrealized net loss of approximately $26.6 million and an increase in the unrealized net loss of approximately $21.6 million, respectively. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
VF Corporation Fiscal 2026 Form 10-K 37

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
Commodity price risks
VF is exposed to market risks for the pricing of cotton, leather, rubber, wool, oil and other materials, primarily due to the impact on the cost of sourced finished goods from independent contractors. To manage risks of commodity price changes, management negotiates prices of finished goods in advance when possible. VF has not historically managed commodity price exposures by using derivative instruments.
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
VF believes the following accounting policies involve the most significant management estimates, assumptions and management judgments used in preparation of the consolidated financial statements or are the most sensitive to change from outside factors. The application of these critical accounting policies and estimates is discussed with the Audit Committee of the Board of Directors.

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
The application of the acquisition method of accounting for business combinations and determination of fair value requires management to make judgments and may involve the use of significant estimates, including assumptions related to estimated future revenues, growth rates, cash flows, discount rates and royalty rates, among other items. VF generally evaluates fair value at acquisition using three valuation techniques - the replacement cost, market and income methods
- and weights the valuation methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective. VF also utilizes third-party valuation specialists to assist management in the determination of the fair value of assets acquired and liabilities assumed. Management estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If the actual results differ from the estimates and judgments used, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the “Long-Lived Assets, Including Intangible Assets and Goodwill” section below.
During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.
38 VF Corporation Fiscal 2026 Form 10-K

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
When testing property, plant and equipment for potential impairment, VF uses the income-based discounted cash flow method using the estimated cash flows of the respective asset or asset group. The estimated pre-tax undiscounted cash flows of the asset or asset group through the end of its useful life are compared to its carrying value. If the pre-tax undiscounted cash flows of the asset or asset group exceed its carrying value, there is no impairment charge. If the pre-tax undiscounted cash flows of the asset or asset group are less than its carrying value, the estimated fair value of the asset or asset group is calculated based on the after-tax discounted cash flows using an appropriate weighted average cost of capital (“WACC”), and an impairment charge is recognized for the difference between the estimated fair value of the asset or asset group and its carrying value.
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
VF Corporation Fiscal 2026 Form 10-K 39

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
Fiscal 2026 Impairment Testing
Interim Impairment Testing
During the third quarter of Fiscal 2026, management determined that a recent downward revision in the Napapijri forward-looking financial projections was a triggering event that required management to perform a quantitative impairment analysis of both the Napapijri reporting unit goodwill and indefinite-lived trademark intangible asset. Recent leadership changes within the brand have resulted in strategic actions that are projected to deliver short- to medium-term revenue and profit reductions to support long-term growth of the brand. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the September 28, 2025 testing date were $62.3 million and $32.4 million, respectively. As a result of the impairment testing performed, VF recorded an impairment charge of $30.7 million in the Consolidated Statement of Operations in the third quarter of Fiscal 2026 to write down the Napapijri reporting unit carrying value to its estimated fair value. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by a significant amount.
Annual Impairment Testing
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2026. VF elected to bypass the qualitative analysis for the Vans reporting unit goodwill and indefinite-lived trademark intangible asset. As a result of the annual impairment testing, management concluded the Vans reporting unit goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying value by a significant amount. The estimated fair value of the indefinite-lived trademark intangible asset also exceeded its carrying value by a significant amount.
For the remaining reporting units and indefinite-lived trademark intangible assets, VF elected to perform a qualitative analysis during the annual goodwill and indefinite-lived intangible asset impairment testing, as of the beginning of the fourth quarter of Fiscal 2026, to determine whether it was more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. Based on the results of the qualitative assessment, VF concluded it was more likely than not the carrying values of the goodwill and indefinite-lived trademark intangible assets were less than their fair values, and that further quantitative testing was not necessary.
Refer to Notes 9 and 24 to the consolidated financial statements for additional discussion on Fiscal 2026 impairment testing.
40 VF Corporation Fiscal 2026 Form 10-K

Management’s Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the business. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment or recoverability of goodwill or indefinite-lived trademark intangible assets in any reporting unit could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2027 or future years vary from current assumptions (including changes in discount rates, royalty rates, foreign currency exchange rates and tariffs), (iii) business conditions or strategies change from current assumptions, including loss of major customers or channels, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
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
As of March 2026, VF had $935.3 million of gross deferred income tax assets related to operating loss, credit and capital loss carryforwards, and $771.3 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss, credit and capital loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that VF will not be able to generate sufficient taxable income or capital gains to offset losses or credits during the carryforward periods, VF records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, VF would record an adjustment to income tax expense in that future period.

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
VF Corporation Fiscal 2026 Form 10-K 41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, VF conducted an evaluation of the effectiveness of the design and operation of VF’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 28, 2026. These require that VF ensure that information required to be disclosed by VF in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to VF’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on VF’s evaluation, the principal executive officer and the principal financial officer concluded that VF’s disclosure controls and procedures were effective as of March 28, 2026.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See page F-2 of this Annual Report for “Management’s Report on Internal Control Over Financial Reporting.”

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

See page F-3 of this Annual Report for the “Report of Independent Registered Public Accounting Firm.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in VF’s internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, VF’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
During the three months ended March 28, 2026, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding VF’s Executive Officers required by Item 10 of this Part III is set forth in Item 1 of Part I of this Annual Report under the caption “Information About Our Executive Officers.” Information required by Item 10 of Part III regarding VF’s Directors is included under the caption “Election of Directors” in VF’s 2026 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2026, which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Delinquent Section 16(a) Reports” (to the extent reported therein) in VF’s 2026 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2026, which information is incorporated herein by reference.
Information regarding the Audit Committee is included under the caption “Corporate Governance at VF — Board Committees and Their Primary Responsibilities — Audit Committee” in VF’s 2026 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2026, which information is incorporated herein by reference.
VF has adopted a written code of ethics, “VF Corporation Code of Business Conduct,” that is applicable to all VF directors, officers and employees, including VF’s chief executive officer, chief financial officer, chief accounting officer and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). The code is posted on VF’s website,
42 VF Corporation Fiscal 2026 Form 10-K

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by Item 11 of this Part III is included under the captions “Corporate Governance at VF” and “Executive Compensation” in VF’s 2026 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2026, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of this Part III is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in VF’s 2026 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2026, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of this Part III is included under the caption “Corporate Governance at VF” in VF’s 2026 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2026, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 14 of this Part III is included under the caption “Audit and Other Professional Fees” in VF’s 2026 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended March 28, 2026, which information is incorporated herein by reference.
VF Corporation Fiscal 2026 Form 10-K 43

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Fiscal 2026 report:

2. Financial statement schedules	PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	F-66
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits
NUMBER	DESCRIPTION
2.1	Stock and Asset Purchase Agreement dated as of July 16, 2024 between V.F. Corporation and EssilorLuxottica S.A. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 17, 2024)+
3.1	Articles of Incorporation, restated as of October 21, 2013 (Incorporated by reference to Exhibit 3(i) to Form 8-K filed October 21, 2013)
3.2	Amended and Restated By-Laws of V.F. Corporation, effective January 24, 2023 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 25, 2023)
4.1	A specimen of VF’s Common Stock certificate (Incorporated by reference to Exhibit 4(A) to Form 10-K for the year ended January 3, 1998)
4.2	Indenture between VF and United States Trust Company of New York, as Trustee, dated September 29, 2000 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)
4.3	Form of 6.00% Note due October 15, 2033 for $297,500,000 (Incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement No. 110458 filed November 13, 2003)
4.4	Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.1 to Form S-3ASR Registration Statement No. 333-146594 filed October 10, 2007)
4.5	First Supplemental Indenture between VF and The Bank of New York Trust Company, N.A., as Trustee, dated October 15, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed October 25, 2007)
4.6	Form of 6.45% Note due 2037 for $350,000,000 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed October 25, 2007)
4.7	Fourth Supplemental Indenture between VF, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent dated as of February 25, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed February 25, 2020)
4.8	Form of 0.250% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed February 25, 2020)
4.9	Form of 0.625% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed February 25, 2020)
4.10	Fifth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of April 23, 2020 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed April 23, 2020)
4.11	Form of 2.800% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.5 to Form 8-K filed April 23, 2020)
4.12	Form of 2.950% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.6 to Form 8-K filed April 23, 2020)
4.13	Sixth Supplemental Indenture between VF and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 7, 2023 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed March 7, 2023)
4.14	Form of 4.125% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed March 7, 2023)
4.15	Form of 4.250% Senior Notes due 2029 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed March 7, 2023)
4.16	Description of Securities
44 VF Corporation Fiscal 2026 Form 10-K

NUMBER	DESCRIPTION
10.1	1996 Stock Compensation Plan, as amended and restated as of February 10, 2015 (Incorporated by reference to Appendix B to the 2015 Proxy Statement filed March 19, 2015)*
10.2	1996 Stock Compensation Plan, as amended and restated as of March 12, 2024 (Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended March 30, 2024)*
10.3	1996 Stock Compensation Plan, as amended and restated as of May 14, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 24, 2024)*
10.4	1996 Stock Compensation Plan, as amended and restated as of June 22, 2025 (Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended March 28, 2026)*
10.5	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10(B) to Form 10-K for the year ended January 2, 2010)*
10.6	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 29, 2024)*
10.7	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10(C) to Form 10-K for the year ended December 31, 2011)*
10.8	Form of VF Corporation 1996 Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 29, 2024)*
10.9	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 26, 2020)*
10.10	Form of Award Certificate for Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 29, 2024)*
10.11	Form of Award Certificate for Performance-Based Restricted Stock Units for CEO (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2025)*
10.12	Form of Award Certificate for Stock Units for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 29, 2024)*
10.13	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10(K) to Form 10-K for the year ended March 28, 2020)*
10.14	Form of Award Certificate for Restricted Stock Units (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 29, 2024)*
10.15	Form of Award Certificate for Restricted Stock Units (5-Year) (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 28, 2025)*
10.16	Form of Award Certificate for Restricted Stock Units (4-Year Graded Vesting) (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 28, 2025)*
10.17	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(L) to Form 10-K for the year ended March 28, 2020)*
10.18	Form of Award Certificate for Restricted Stock Units Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended June 29, 2024)*
10.19	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting) (Incorporated by reference to Exhibit 10(M) to Form 10-K for the year ended March 28, 2020)*
10.20	Form of Award Certificate for Restricted Stock Units Special Award (Split Vesting) (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended June 29, 2024)*
10.21	Form of Award Certificate for Restricted Stock Special Award (Cliff Vesting) (Incorporated by reference to Exhibit 10(P) to Form 10-K for the year ended March 28, 2020)*
10.22	Deferred Compensation Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended March 30, 2002)*
10.23	Executive Deferred Savings Plan, as amended and restated as of December 31, 2001 (Incorporated by reference to Exhibit 10(B) to Form 10-Q for the quarter ended March 30, 2002)*
10.24	Executive Deferred Savings Plan II, as amended and restated January 1, 2020 (Incorporated by reference to Item 10.1 to Form 10-Q for the quarter ended December 28, 2019)*
10.25	Amendment to Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10(b) to Form 8-K filed December 17, 2004)*
10.26	Amended and Restated Second Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Mid-Career Senior Management (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 1, 2006)*
10.27	Amended and Restated Fourth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended April 1, 2006)*
10.28	Amended and Restated Seventh Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Executive Deferred Savings Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)*
VF Corporation Fiscal 2026 Form 10-K 45

NUMBER	DESCRIPTION
10.29	Amended and Restated Eighth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended April 1, 2006)*
10.30	Amended and Restated Ninth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan relating to the computation of benefits for Senior Management (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended April 1, 2006)*
10.31	Amended and Restated Tenth Supplemental Annual Benefit Determination under the Amended and Restated Supplemental Executive Retirement Plan for Participants in VF’s Mid-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended April 1, 2006)*
10.32	Eleventh Supplemental Annual Benefit Determination Pursuant to the Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended April 1, 2006)*
10.33	Twelfth Supplemental Benefit Determination Pursuant to the VF Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014)*
10.34	Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 1, 2006)*
10.35	Resolution of the Board of Directors dated December 3, 1996 relating to lump sum payments under VF’s Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(N) to Form 10-K for the year ended January 4, 1997)*
10.36	2019 Form of Change in Control Agreement with Certain Senior Management of VF or its Subsidiaries (Incorporated by reference to Exhibit 10(HH) to Form 10-K for the year ended March 28, 2020)*
10.37	Amended and Restated Deferred Savings Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10(W) to Form 10-K for the year ended January 3, 2009)*
10.38	Form of Indemnification Agreement with each of VF’s Non-Employee Directors (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended September 27, 2008)*
10.39	2004 Mid-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of October 18, 2017 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2017)*
10.40	2004 Long-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of March 11, 2024 (Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended March 30, 2024)*
10.41	2004 Long-Term Incentive Plan, a subplan under the 1996 Stock Compensation Plan, as amended and restated as of May 13, 2024 (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended June 29, 2024)*
10.42	Annual Incentive Plan (effective May 15, 2023) (Incorporated by reference to Exhibit 10(II) to Form 10-K for the year ended April 1, 2023)*
10.43	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for Equity Plan Participants (Incorporated by reference to Exhibit 10(JJ) to Form 10-K for the year ended April 1, 2023)
10.44	Offer Letter between VF and Bracken Darrell, dated June 20, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2023)*
10.45	Severance Plan for Section 16 Officers (effective October 6, 2023) (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 30, 2023)*
10.46	Five-Year Revolving Credit Agreement by and among V.F. Corporation and VF International Sagl, as borrowers, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc., U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, HSBC Bank USA, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and ING Bank N.V., Dublin Branch, PNC Bank, N.A., TD Bank, N.A. and Morgan Stanley Bank, N.A., as Documentation Agents, dated November 24, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2021)
10.47	Amendment No. 1 to Revolving Credit Agreement, dated February 16, 2023, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 16, 2023)
10.48	Amendment No. 2 to Revolving Credit Agreement, dated May 19, 2023, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10(NN) to Form 10-K for the year ended April 1, 2023)
10.49	Amendment No. 3 to Revolving Credit Agreement, dated as of April 25, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 26, 2024)
10.50	Amendment No. 4 to Revolving Credit Agreement, dated as of August 2, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2024)
10.51	Amendment No. 5 to Revolving Credit Agreement, dated as of May 21, 2025, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 21, 2025)

46 VF Corporation Fiscal 2026 Form 10-K

NUMBER	DESCRIPTION
10.52	Term Loan Agreement by and among V.F. Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A, PNC Bank National Association, TD Securities (USA) LLC, Truist Securities, Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Syndication Agent, and PNC Bank National Association, TD Bank, N.A., Truist Bank and U.S. Bank National Association, as Documentation Agents, dated August 11, 2022 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 11, 2022)
10.53	Amendment No. 1 to Term Loan Agreement, dated February 16, 2023, by and among V.F. Corporation, as borrower, JP Morgan Chase Bank, N.A., as Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 16, 2023)
10.54	Amendment No. 2 to Term Loan Agreement, dated as of August 2, 2024, by and among V.F. Corporation, JPMorgan Chase Bank, N.A., as the Administrative Agent, the Lenders party thereto and the other parties thereto (Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2024)
10.55	Credit Agreement, dated August 26, 2025, by and among V.F. Corporation, as the borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Truist Securities, Inc. and U.S. Bank National Association, as joint-lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, Wells Fargo Bank, National Association, Citibank, N.A., ING Capital LLC and TD Bank, as co-documentation agents, and the several banks and other financial institutions or entities from time to time party thereto as lenders thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 27, 2025)
10.56	Separation and Distribution Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 23, 2019)
10.57	Tax Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019)
10.58	Transition Services Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019)
10.59	VF Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed May 23, 2019)
10.60	Kontoor Intellectual Property License Agreement dated May 17, 2019 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed May 23, 2019)
10.61	Employee Matters Agreement dated May 22, 2019 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed May 23, 2019)
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to Form 10-K for the year ended March 30, 2024)
21.1	Subsidiaries of the Corporation
23.1	Consent of independent registered public accounting firm
24.1	Power of attorney
31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for the Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 to Form 10-K for the year ended March 30, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
VF Corporation Fiscal 2026 Form 10-K 47

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
May 20, 2026
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
May 20, 2026
48 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Index to Consolidated Financial Statements and Financial Statement Schedule
March 2026

VF Corporation Fiscal 2026 Form 10-K F-1

V.F. Corporation
Management’s Report on Internal Control Over Financial Reporting
Management of V.F. Corporation (“VF”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). VF’s management conducted an assessment of VF's internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, VF’s management has determined that VF’s internal control over financial reporting was effective as of March 28, 2026.
The effectiveness of VF’s internal control over financial reporting as of March 28, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

F-2 VF Corporation Fiscal 2026 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of V. F. Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of V.F. Corporation and its subsidiaries (the "Company") as of March 28, 2026 and March 29, 2025, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended March 28, 2026, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended March 28, 2026, appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

VF Corporation Fiscal 2026 Form 10-K F-3

Goodwill Impairment Assessment – Vans Reporting Unit
As described in Notes 1, 9, and 24 to the consolidated financial statements, the goodwill balance was $587.7 million as of March 28, 2026, and the goodwill associated with the Vans reporting unit was $166.9 million. Management evaluates goodwill for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. If management determines that it is more likely than not that the fair value of the reporting unit is more than its carrying value, then no further testing is required. Otherwise, the asset must be quantitatively tested for impairment. An impairment charge is recorded if the carrying value exceeds its estimated fair value. During the annual goodwill impairment testing, management performed a quantitative impairment analysis of the Vans reporting unit goodwill and concluded the goodwill was not impaired. Management estimates the fair value of reporting units using a combination of an income approach and a market approach. The income approach is based on projected future (debt-free) cash flows that are discounted to present value. Key assumptions developed by management and used in the quantitative analysis of the Vans reporting unit include revenue and profitability projections throughout the forecast period, tax rates, and a market-based discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Vans reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Vans reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue projections and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Vans reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Vans reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue projections and the discount rate. Evaluating management’s assumption related to revenue projections involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Vans reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
May 20, 2026
We have served as the Company’s auditor since 1995.

F-4 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Consolidated Balance Sheets

(In thousands, except share amounts)	March 2026	March 2025
ASSETS
Current assets
Cash and cash equivalents	$823,943	$429,382
Accounts receivable, less allowance for doubtful accounts of: March 2026 - $23,964; March 2025 - $31,853	1,427,957	1,321,663
Inventories	1,371,274	1,627,025
Other current assets	386,340	408,028
Total current assets	4,009,514	3,786,098
Property, plant and equipment, net	674,508	720,879
Intangible assets, net	1,467,542	1,710,707
Goodwill	587,705	603,386
Operating lease right-of-use assets	1,320,733	1,262,319
Other assets	1,230,175	1,294,147
TOTAL ASSETS	$9,290,177	$9,377,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$10,139	$11,916
Current portion of long-term debt	—	540,579
Accounts payable	826,347	789,570
Current portion of operating lease liabilities	333,469	308,741
Accrued liabilities	1,011,217	1,047,047
Total current liabilities	2,181,172	2,697,853
Long-term debt	3,519,870	3,425,650
Long-term portion of operating lease liabilities	1,119,876	1,079,182
Other liabilities	619,381	687,492
Total liabilities	7,440,299	7,890,177
Commitments and contingencies
Stockholders' equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at March 2026 or March 2025	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at March 2026 - 391,515,399; March 2025 - 389,695,199	97,879	97,424
Additional paid-in capital	3,487,884	3,540,686
Accumulated other comprehensive loss	(807,051)	(977,740)
Accumulated deficit	(928,834)	(1,173,011)
Total stockholders’ equity	1,849,878	1,487,359
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,290,177	$9,377,536

See notes to consolidated financial statements.

VF Corporation Fiscal 2026 Form 10-K F-5

VF CORPORATION
Consolidated Statements of Operations

	Year Ended March

(In thousands, except per share amounts)	2026	2025	2024
Revenues	$9,605,207	$9,504,691	$9,915,678
Costs and operating expenses
Cost of goods sold	4,343,492	4,420,826	4,803,378
Selling, general and administrative expenses	4,654,430	4,690,850	4,748,669
Impairment of goodwill and intangible assets	30,716	89,242	507,566
Total costs and operating expenses	9,028,638	9,200,918	10,059,613
Operating income (loss)	576,569	303,773	(143,935)
Interest income	18,028	24,893	20,246
Interest expense	(166,771)	(174,136)	(185,925)
Other income (expense), net	(86,608)	(9,369)	24,693
Income (loss) from continuing operations before income taxes	341,218	145,161	(284,921)
Income tax expense	86,298	75,837	733,556
Income (loss) from continuing operations	254,920	69,324	(1,018,477)
Income (loss) from discontinued operations, net of tax	—	(259,040)	49,595
Net income (loss)	$254,920	$(189,716)	$(968,882)
Earnings (loss) per common share - basic
Continuing operations	$0.65	$0.18	$(2.62)
Discontinued operations	—	(0.67)	0.13
Total earnings (loss) per common share - basic	$0.65	$(0.49)	$(2.49)
Earnings (loss) per common share - diluted
Continuing operations	$0.64	$0.18	$(2.62)
Discontinued operations	—	(0.66)	0.13
Total earnings (loss) per common share - diluted	$0.64	$(0.48)	$(2.49)
Weighted average shares outstanding
Basic	390,739	389,152	388,360
Diluted	395,875	392,571	388,360

See notes to consolidated financial statements.

F-6 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended March

(In thousands)	2026	2025	2024
Net income (loss)	$254,920	$(189,716)	$(968,882)
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	17,351	(29,868)	(1,491)
Reclassification of foreign currency translation losses	382	75,293	—
Income tax effect	36,345	1,825	(7,297)
Defined benefit pension plans
Current period actuarial gains (losses), including plan amendments and curtailments	17,163	(14,413)	(38,230)
Amortization of net deferred actuarial losses	18,236	20,205	16,656
Amortization of deferred prior service credits	(339)	(589)	(541)
Reclassification of net actuarial loss from settlement charges	193,199	—	3,538
Reclassification of deferred prior service cost due to curtailments	(1,520)	(936)	—
Income tax effect	(57,818)	(1,981)	3,936
Derivative financial instruments
Gains (losses) arising during the period	(85,191)	16,111	(7,933)
Income tax effect	7,415	(6,083)	1,490
Reclassification of net (gains) losses realized	19,451	32,595	(18,121)
Income tax effect	6,015	(5,568)	3,180
Other comprehensive income (loss)	170,689	86,591	(44,813)
Comprehensive income (loss)	$425,609	$(103,125)	$(1,013,695)

See notes to consolidated financial statements.

VF Corporation Fiscal 2026 Form 10-K F-7

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2026	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$254,920	$(189,716)	$(968,882)
Income (loss) from discontinued operations, net of tax	—	(259,040)	49,595
Income (loss) from continuing operations, net of tax	254,920	69,324	(1,018,477)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairment of goodwill and intangible assets	30,716	89,242	507,566
Depreciation, amortization and other asset write-downs	280,529	259,616	307,528
Reduction in the carrying amount of right-of-use assets	354,756	351,971	379,720
Stock-based compensation	76,954	73,247	57,829
Provision for doubtful accounts	9,480	15,377	11,170
Pension expense in excess of (less than) contributions	188,084	(1,463)	(18,080)
Pension termination asset reversion, net	125,373	—	—
Deferred income taxes	(42,249)	(88,544)	(383,916)
Write-off of income tax receivables and interest	—	—	921,409
Gain on sale of business	(127,211)	—	—
Other, net	9,450	(9,515)	(2,138)
Changes in operating assets and liabilities:
Accounts receivable	(166,709)	(100,803)	323,503
Inventories	173,517	54,102	521,281
Accounts payable	26,713	(2,303)	(111,992)
Income taxes	(47,321)	9,366	(156,198)
Accrued liabilities	(85,677)	48,847	27,539
Operating lease right-of-use assets and liabilities	(350,496)	(353,661)	(374,063)
Other assets and liabilities	(39,555)	23,686	(107,967)
Cash provided by operating activities - continuing operations	671,274	438,489	884,714
Cash provided by operating activities - discontinued operations	—	26,747	129,867
Cash provided by operating activities	671,274	465,236	1,014,581
INVESTING ACTIVITIES
Proceeds from sale of businesses, net of cash sold	600,524	1,506,223	—
Proceeds from sale of assets	868	88,234	26,525
Capital expenditures	(114,707)	(86,274)	(135,762)
Software purchases	(51,099)	(39,749)	(61,483)
Other, net	(28,490)	(35,930)	12,038
Cash provided (used) by investing activities - continuing operations	407,096	1,432,504	(158,682)
Cash used by investing activities - discontinued operations	—	(4,413)	(13,576)
Cash provided (used) by investing activities	407,096	1,428,091	(172,258)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(2,322)	(252,023)	255,146
Payments on long-term debt	(582,813)	(1,751,109)	(908,199)
Payment of debt issuance costs	(12,601)	—	(576)
Cash dividends paid	(140,744)	(140,165)	(303,140)
Proceeds from issuance of Common Stock, net of (payments) for tax withholdings	699	(2,730)	(2,846)
Cash used by financing activities	$(737,781)	$(2,146,027)	$(959,615)
Continued on next page.
See notes to consolidated financial statements.

F-8 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March

(In thousands)	2026	2025	2024
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	$60,280	$7,218	$(22,069)
Net change in cash, cash equivalents and restricted cash	400,869	(245,482)	(139,361)
Cash, cash equivalents and restricted cash — beginning of year	431,475	676,957	816,318
Cash, cash equivalents and restricted cash — end of year	$832,344	$431,475	$676,957

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$823,943	$429,382	$656,376
Other current assets	8,401	2,093	2,221
Current and other assets of discontinued operations	—	—	18,351
Other assets	—	—	9
Total cash, cash equivalents and restricted cash	$832,344	$431,475	$676,957

See notes to consolidated financial statements.

VF Corporation Fiscal 2026 Form 10-K F-9

VF CORPORATION
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(In thousands, except share amounts)	Shares	Amounts
Balance, March 2023	388,665,531	$97,166	$3,775,979	$(1,019,518)	$57,086	$2,910,713
Net income (loss)	—	—	—	—	(968,882)	(968,882)
Dividends on Common Stock ($0.78 per share)	—	—	(246,054)	—	(57,086)	(303,140)
Stock-based compensation, net	170,688	43	70,146	—	(5,702)	64,487
Foreign currency translation and other	—	—	—	(8,788)	—	(8,788)
Defined benefit pension plans	—	—	—	(14,641)	—	(14,641)
Derivative financial instruments	—	—	—	(21,384)	—	(21,384)
Balance, March 2024	388,836,219	97,209	3,600,071	(1,064,331)	(974,584)	1,658,365
Net income (loss)	—	—	—	—	(189,716)	(189,716)
Dividends on Common Stock ($0.36 per share)	—	—	(140,165)	—	—	(140,165)
Stock-based compensation, net	858,980	215	80,780	—	(8,711)	72,284
Foreign currency translation and other	—	—	—	47,250	—	47,250
Defined benefit pension plans	—	—	—	2,286	—	2,286
Derivative financial instruments	—	—	—	37,055	—	37,055
Balance, March 2025	389,695,199	97,424	3,540,686	(977,740)	(1,173,011)	1,487,359
Net income (loss)	—	—	—	—	254,920	254,920
Dividends on Common Stock ($0.36 per share)	—	—	(140,744)	—	—	(140,744)
Stock-based compensation, net	1,820,200	455	87,942	—	(10,743)	77,654
Foreign currency translation and other	—	—	—	54,078	—	54,078
Defined benefit pension plans	—	—	—	168,921	—	168,921
Derivative financial instruments	—	—	—	(52,310)	—	(52,310)
Balance, March 2026	391,515,399	$97,879	$3,487,884	$(807,051)	$(928,834)	$1,849,878

See notes to consolidated financial statements.

F-10 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026

VF Corporation Fiscal 2026 Form 10-K F-11

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) is a global apparel, footwear, equipment and accessories company headquartered in the United States. VF designs, procures, markets and distributes a variety of branded products, including apparel, footwear, backpacks, luggage, equipment and accessories for consumers of all ages. Products are marketed under VF-owned brand names.
Basis of Presentation
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of VF and its controlled subsidiaries, after elimination of intercompany transactions and balances.
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell the Dickies® brand business (“Dickies”). On November 12, 2025, VF completed the sale of Dickies. Refer to Note 3 for additional information on the divestiture.
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
Reportable segment results for all prior periods presented within these notes to the consolidated financial statements have been recast to reflect the change in reportable segments. These changes had no impact on previously reported consolidated results of operations. Refer to Note 21 for additional information on VF's reportable segments.
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
Fiscal Year
VF operates and reports using a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. VF's current fiscal year ran from March 30, 2025 through March 28, 2026 (“Fiscal 2026”). All references to the periods ended March 2026, March 2025 and March 2024 relate to the 52-week fiscal years ended March 28, 2026, March 29, 2025 (“Fiscal 2025”) and March 30, 2024 (“Fiscal 2024”), respectively. Certain foreign subsidiaries reported using a March 31 year-end for Fiscal 2026, 2025 and 2024 due to local statutory requirements. The impact to VF's consolidated financial statements is not material.
Use of Estimates
In preparing the consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates due to risks and uncertainties. While estimates and assumptions made by management are based upon currently available information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions.
Changes in Laws and Regulations
VF recognizes the financial effects of changes in laws or regulations in the period in which the Company obtains a legal right to the related asset or incurs a legal obligation for the related liability. On February 20, 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Power Act (“IEEPA”) were deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection (“CBP”) must refund IEEPA tariffs that were collected, with interest. As a result, VF recorded a tariff refund receivable of $149.7 million related to tariffs paid under IEEPA from April 2025 until February 20, 2026. Interest is not included due to the uncertainty of the amount but is not believed to be material. On April 20, 2026, approximately $57 million of IEEPA entries were submitted for refund processing. Submission and processing of the remaining IEEPA tariffs is subject to finalization of the process for the next phase of refunds by CBP. VF will re-evaluate its assessment at each reporting period based on any new information.
The tariff refund receivable is included in the accounts receivable, net line item in the Consolidated Balance Sheet as of March 2026. Refunds related to inventory that has been sold are recognized as a reduction to cost of goods sold and refunds related to inventory on hand are recognized as a reduction to the carrying amount of inventory. For the year ended March 2026, VF recognized $93.8 million as a reduction to cost of goods sold. As of March 2026, $55.9 million is recorded as a reduction to inventory and will be recognized as a decrease in cost of goods sold as the inventory turns.
Also, VF recorded a liability of $37.6 million as of March 2026, reflecting the portion of the refund that VF has committed to

F-12 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
reimburse certain vendors and partners, which is included in the accounts payable line item in the Consolidated Balance Sheet. For the year ended March 2026, VF recognized $22.7 million as an increase to cost of goods sold and $14.9 million as an increase to inventory. Amounts that are deferred into inventory will be recognized as an increase in the cost of goods sold as the inventory turns. Reimbursements will not be made to vendors and partners until after collection of the applicable IEEPA refunds.
Foreign Currency Translation and Transactions
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
Foreign currency transactions are denominated in a currency other than the functional currency of a particular entity. These transactions generally result in receivables or payables that are fixed in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transaction. Foreign currency transaction gains and losses reported in the Consolidated Statements of Operations, were a net gain of $4.1 million, and a net loss of $14.0 million and $15.7 million in the years ended March 2026, 2025 and 2024, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Highly liquid investments considered cash equivalents were $211.1 million and $91.8 million at March 2026 and 2025, respectively, consisting of money market funds and short-term time deposits.
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

VF Corporation Fiscal 2026 Form 10-K F-13

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
Depreciation and amortization expense related to obtaining finished goods inventories is included in cost of goods sold, and other depreciation and amortization expense is included in selling, general and administrative (“SG&A”) expenses.
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
Leases
VF determines if an arrangement is or contains a lease at contract inception and determines its classification as an operating or finance lease at lease commencement. The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. All of these leases are operating leases. VF previously had one finance lease for a distribution center that was sold in Fiscal 2026 as part of the Dickies divestiture.
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

F-14 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
payments, which generally does not happen in practice. As the rate implicit in the majority of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the lease term, currency, country specific risk premium and adjustments for collateralized debt.
Operating lease expense is recorded as a single lease cost on a straight-line basis over the lease term. For finance leases, right-of-use asset amortization and interest on lease liabilities are presented separately in the Consolidated Statements of Operations. VF previously had one finance lease for a distribution center that was sold in Fiscal 2026 as part of the Dickies divestiture. The Company does not have material subleases.
The Company assesses whether a sale leaseback transaction qualifies as a sale when the transaction occurs. For transactions qualifying as a sale, VF derecognizes the underlying asset and recognizes the entire gain or loss at the time of the sale. The corresponding lease entered into with the buyer-lessor is accounted for as an operating lease. During the year ended March 2025, the Company entered into sale leaseback transactions for certain warehouse and retail store real estate, and related assets. The transactions qualified as sales, and thus the Company recognized gains of $17.4 million in the SG&A expenses line item in VF's Consolidated Statement of Operations for the year ended March 2025.
Defined Benefit Pension Plans
VF sponsors various defined benefit pension plans in the U.S. and in certain international jurisdictions. The Company's U.S. plans, including a noncontributory qualified defined benefit pension plan (the “U.S. qualified plan”) and an unfunded supplemental defined benefit pension plan (the “U.S. nonqualified plan”), were frozen for all future benefit accruals, effective December 31, 2018. In May 2025, VF executed a resolution to terminate the U.S. qualified plan and in February 2026, the Company completed the termination of the plan through a combination of lump-sum payments to eligible participants and the purchase of group annuity contracts to settle the remaining benefit obligations.
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
VF formally documents hedging instruments and hedging relationships at the inception of each contract. Further, at the inception of a contract and on an ongoing basis, as necessary, VF assesses whether the hedging instruments are highly effective in offsetting the risk of the hedged transactions. When hedging instruments are determined to not be highly effective, hedge accounting treatment is discontinued, and any future changes in fair value of the instruments are recognized immediately in net income (loss). Unrealized gains or losses related to hedging instruments remain in accumulated other comprehensive loss (“OCL”) until the hedged forecasted transaction occurs and impacts earnings. If the hedged forecasted transaction is deemed probable of not occurring, any unrealized gains or losses in accumulated OCL are immediately recognized in net income (loss).
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

VF Corporation Fiscal 2026 Form 10-K F-15

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
The Company has licensing agreements for its symbolic intellectual property, some of which include minimum guaranteed royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees' sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees.
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
Cost of Goods Sold
Cost of goods sold for purchased finished goods includes the purchase costs and related overhead. Overhead includes all costs related to purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, freight, duties, tariffs, royalties paid to third parties and shrinkage. Cost of goods sold also includes provisions to state inventories at the lower of cost or net realizable value. For product lines with a warranty, a provision for estimated future repair or replacement costs, based on historical and anticipated trends, is recorded when these products are sold.
SG&A Expenses
SG&A expenses include costs of product development, selling, marketing and advertising, VF-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Advertising costs are expensed as incurred and totaled $849.3 million, $818.8 million and $820.6 million in the years ended March 2026, 2025 and 2024, respectively. Advertising costs include cooperative advertising payments made to VF’s customers as reimbursement for certain costs of advertising VF’s products, which totaled $14.7 million, $13.3 million and $12.7 million in the years ended March 2026, 2025 and 2024, respectively. Shipping and handling costs for delivery of products to customers totaled $511.9 million, $474.3 million and $524.9 million in the years ended March 2026, 2025 and 2024, respectively.
Stock-based Compensation
VF accounts for all stock-based payments to employees and non-employee directors based on their respective grant date fair values. Compensation cost for all awards expected to vest is

F-16 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
Concentration of Risks
VF markets products to a broad customer base throughout the world. Products are sold at a range of price points through various wholesale and direct-to-consumer channels. VF’s ten largest customers accounted for approximately 17% of Fiscal 2026 total revenues. Sales to VF’s largest customer accounted for approximately 4% of Fiscal 2026 total revenues. Sales are generally made on an unsecured basis under customary terms that may vary by product, channel of distribution or geographic region. VF continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The breadth of product offerings, combined with the large number and geographic diversity of its customers, limits VF’s concentration of risks.
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
Government Grants
VF may receive grants from various governmental entities in the U.S. and foreign governments in exchange for compliance with certain conditions relating to VF’s activities in a specific jurisdiction. Grants may also include incentives and credits. Grants are primarily structured to encourage investment, job creation, job retention and other related activities. VF recognizes the benefit of government grants on a systematic and rational basis over the period that it incurs the underlying investment or expenses when it is probable that VF will comply with specified conditions attached to the grants and it is probable that the grants will be received. Some of VF’s agreements with governmental entities include claw back provisions for the recapture of funding if VF fails to comply with various aspects of

VF Corporation Fiscal 2026 Form 10-K F-17

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
the agreements. These provisions are monitored for ongoing compliance.
For the year ended March 2026, VF recognized $19.8 million as a reduction to SG&A expenses, $9.4 million as a reduction to cost of goods sold and $6.8 million as a reduction to inventory, related to government grants. As of March 2026, VF recorded a grant receivable of $19.3 million, which is included in the accounts receivable, net line item in the Consolidated Balance Sheet, to reflect incentives earned on qualifying activities during Fiscal 2026. Government grants in Fiscal 2026 related primarily to government entities in the Asia-Pacific region.
For the years ended March 2025 and March 2024, government grants did not have a material impact on VF’s consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform with the Fiscal 2026 presentation.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The rate reconciliation disclosures require specific categories and additional information for reconciling items that meet a quantitative threshold. The income taxes paid disclosures require disaggregation by individual jurisdictions that are greater than 5% of total income taxes paid. The guidance is effective for annual disclosures beginning in Fiscal 2026. The Company adopted this guidance for its Fiscal 2026 Annual Report on Form 10-K and applied it on a prospective basis, refer to Note 20 for additional disclosures.
Recently Issued Accounting Standards
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
In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities”, an update that establishes authoritative guidance on the accounting for government grants received by business entities. The guidance is effective for interim and annual periods beginning in Fiscal 2030, with early adoption permitted, but the Company does not expect the adoption of this guidance to have a material impact on its financial statements and related disclosures.
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

F-18 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's primary contract liabilities relate to gift cards, loyalty programs and sales-based royalty arrangements, which are discussed in more detail within Note 1, and customer order deposits.
The following table provides information about contract assets and contract liabilities:

(In thousands)	March 2026	March 2025
Contract assets (a)	$976	$2,448
Contract liabilities (b)	76,923	78,421
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the year ended March 2026, the Company recognized $204.6 million of revenue related to contract liabilities, which included the majority of the contract liability balance at the beginning of the year, and amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied during the year, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Performance Obligations
As of March 2026, the Company expects to recognize $12.9 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through December 2028.
As of March 2026, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Year Ended March 2026 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$3,207,132	$1,338,134	$798,377	$5,343,643
Direct-to-consumer	2,522,988	1,361,373	327,508	4,211,869
Royalty	11,672	21,460	16,563	49,695
Total	$5,741,792	$2,720,967	$1,142,448	$9,605,207

Geographic revenues
Americas	$2,577,489	$1,587,903	$664,702	$4,830,094
Europe	2,109,660	861,962	400,298	3,371,920
Asia-Pacific	1,054,643	271,102	77,448	1,403,193
Total	$5,741,792	$2,720,967	$1,142,448	$9,605,207

VF Corporation Fiscal 2026 Form 10-K F-19

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026

	Year Ended March 2025 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$2,967,846	$1,426,718	$905,530	$5,300,094
Direct-to-consumer	2,328,914	1,462,854	350,507	4,142,275
Royalty	14,301	24,735	23,286	62,322
Total	$5,311,061	$2,914,307	$1,279,323	$9,504,691

Geographic revenues
Americas	$2,361,598	$1,710,070	$761,857	$4,833,525
Europe	1,941,917	887,372	419,172	3,248,461
Asia-Pacific	1,007,546	316,865	98,294	1,422,705
Total	$5,311,061	$2,914,307	$1,279,323	$9,504,691

	Year Ended March 2024 (a)
(In thousands)	Outdoor	Active	All Other (b)	Total
Channel revenues
Wholesale	$3,001,601	$1,462,412	$958,004	$5,422,017
Direct-to-consumer	2,209,465	1,841,198	375,925	4,426,588
Royalty	19,221	24,002	23,850	67,073
Total	$5,230,287	$3,327,612	$1,357,779	$9,915,678

Geographic revenues
Americas	$2,387,085	$1,963,872	$821,801	$5,172,758
Europe	1,953,782	950,526	435,348	3,339,656
Asia-Pacific	889,420	413,214	100,630	1,403,264
Total	$5,230,287	$3,327,612	$1,357,779	$9,915,678
(a)In the first quarter of Fiscal 2026, VF realigned its reportable segments. The years ended March 2025 and 2024 have been recast to reflect this change. Refer to Note 21 for additional information regarding the Company's reportable segments.
(b)“All Other” is included for purposes of reconciliation of revenues, but it is not considered a reportable segment. “All Other” includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®.

F-20 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
NOTE 3 — DIVESTITURE AND DISCONTINUED OPERATIONS

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.

Divestiture
Dickies
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell Dickies for $600.0 million in cash, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. On November 12, 2025, VF completed the sale of Dickies and received proceeds of $600.5 million, net of cash sold. VF recorded a final pre-tax gain of $127.2 million in the year ended March 2026, which included a reduction to the gain to reflect final working capital adjustments of $11.9 million in the fourth quarter of Fiscal 2026, which will be paid in Fiscal 2027. The pre-tax gain is included in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026.
The Company determined that the sale of Dickies did not represent a strategic shift that would have a major effect on the
Company's operations and financial results, and therefore did not qualify for presentation as a discontinued operation. The results of operations for Dickies through the date of sale are included within the “All Other” category in Note 21, Reportable Segment Information.
Under the terms of a transition services agreement, the Company is providing certain post-closing accounting, tax, treasury, digital technology, supply chain, legal, customer service and human resource services on a transitional basis for periods generally up to 12 months from the closing date of the transaction, with the option to extend certain services for up to two six-month extension periods.

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
The results of Supreme were previously reported in the Active segment. The results of Supreme recorded in the income (loss) from discontinued operations, net of tax line item in the
Consolidated Statements of Operations were a loss of $259.0 million (including a final after-tax loss on sale of $126.6 million and goodwill and intangible asset impairment charges of $145.0 million) and income of $49.6 million for the years ended March 2025 and 2024, respectively.
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

VF Corporation Fiscal 2026 Form 10-K F-21

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for Supreme that are included in the income (loss) from discontinued operations, net of tax line item in the Consolidated Statements of Operations:

	Year Ended March

(In thousands)	2026 (a)	2025	2024
Revenues	$—	$244,524	$538,989
Cost of goods sold	—	95,529	214,067
SG&A expenses	—	109,641	215,049
Impairment of goodwill and intangible assets	—	145,000	—
Interest expense, net (b)	—	(30,767)	(57,729)
Other income (expense), net	—	(17)	(908)
Income (loss) from discontinued operations before income taxes	—	(136,430)	51,236
Loss on the sale of discontinued operations before income taxes	—	(134,225)	—
Total income (loss) from discontinued operations before income taxes	—	(270,655)	51,236
Income tax expense (benefit)	—	(11,615)	1,641
Income (loss) from discontinued operations, net of tax	$—	$(259,040)	$49,595
(a)There was no activity during the year ended March 2026.
(b)As noted above, interest expense and the related interest rate swap impact for the DDTL were allocated to discontinued operations.
NOTE 4 — ACCOUNTS RECEIVABLE

(In thousands)	March 2026	March 2025
Trade	$1,223,591	$1,278,382
IEEPA tariff refund receivable (Note 1)	149,691	—
Other (including royalty)	78,639	75,134
Total accounts receivable	1,451,921	1,353,516
Less allowance for doubtful accounts	23,964	31,853
Accounts receivable, net	$1,427,957	$1,321,663
NOTE 5 — INVENTORIES

(In thousands)	March 2026	March 2025
Finished products	$1,337,168	$1,588,124
Work-in-process	34,106	38,808
Raw materials	—	93
Total inventories	$1,371,274	$1,627,025

F-22 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
NOTE 6 — OTHER CURRENT ASSETS

(In thousands)	March 2026	March 2025
Prepaid income taxes	$150,278	$171,597
Prepaid expenses	104,611	104,124
Right of return assets	42,844	47,815
Other taxes	19,552	28,106
Derivative financial instruments (Note 25)	17,800	32,290
Investments held for deferred compensation plans (Note 17)	12,210	11,900
Qualified replacement plan asset (Note 17)	11,942	—
Assets held-for-sale	5,524	—
Other	21,579	12,196
Other current assets	$386,340	$408,028
NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 2026	March 2025
Land and improvements	$59,476	$61,735
Buildings and improvements	810,543	817,379
Machinery and equipment	965,357	1,006,909
Property, plant and equipment, at cost	1,835,376	1,886,023
Less accumulated depreciation and amortization	1,160,868	1,165,144
Property, plant and equipment, net	$674,508	$720,879
NOTE 8 — INTANGIBLE ASSETS

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2026
Amortizable intangible assets:
Customer relationships and other	20 years	Accelerated	$249,218	$203,394	$45,824
Indefinite-lived intangible assets:
Trademarks and trade names					1,421,718
Intangible assets, net					$1,467,542

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2025
Amortizable intangible assets:
Customer relationships and other	19 years	Accelerated	$262,882	$201,060	$61,822
Indefinite-lived intangible assets:
Trademarks and trade names					1,648,885
Intangible assets, net					$1,710,707

VF Corporation Fiscal 2026 Form 10-K F-23

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
During the year ended March 2026, the Company completed the sale of Dickies, at which time intangible assets of $243.8 million were removed from the Consolidated Balance Sheet. Refer to Note 3 for additional information regarding the divestiture.
VF did not record any intangible asset impairment charges in the years ended March 2026 or March 2024. During the year ended March 2025, VF recorded an impairment charge of $51.0 million related to the Dickies indefinite-lived trademark intangible asset as a result of a triggering event during the third quarter of Fiscal 2025. Refer to Note 24 for additional information on fair value measurements.
Amortization expense for the years ended March 2026, 2025 and 2024 was $11.4 million, $13.2 million and $13.8 million, respectively. Estimated amortization expense for the next five fiscal years is $10.6 million, $9.9 million, $9.0 million, $7.0 million and $5.4 million, respectively.
NOTE 9 — GOODWILL
Changes in goodwill are summarized by reportable segment and the “All Other” category as follows:

(In thousands)	Outdoor	Active	All Other (a)	Total
Balance, March 2024	$102,181	$330,464	$212,711	$645,356
Impairment charge	—	—	(38,242)	(38,242)
Foreign currency translation	(35)	(2,015)	(1,678)	(3,728)
Balance, March 2025	102,146	328,449	172,791	603,386
Impairment charge	—	—	(30,716)	(30,716)
Foreign currency translation	331	10,285	4,419	15,035
Balance, March 2026	$102,477	$338,734	$146,494	$587,705
(a)“All Other” is included for purposes of reconciliation of goodwill, but it is not considered a reportable segment.
In connection with the realignment of the Company's segment reporting structure, the Company allocated goodwill related to Timberland PRO to the Timberland reporting unit as of the first day of the first quarter of Fiscal 2026. As a result of the change in reportable segments, the Company performed impairment assessments both before and after the segment change became effective, and no impairment of goodwill was identified. Balances as of March 2025 and 2024 have been retrospectively adjusted to reflect the reallocation. Refer to Note 21 for additional information regarding the Company's reportable segments.
During the year ended March 2026, the Company completed the sale of Dickies. The Dickies reporting unit goodwill was fully impaired as of the third quarter of Fiscal 2024 and was previously included in the “All Other” category. Accumulated impairment charges related to the Dickies reporting unit were $61.8 million. Refer to Note 3 for additional information regarding the divestiture.
During the year ended March 2026, VF recorded an impairment charge of $30.7 million related to the Napapijri reporting unit, which is part of the “All Other” category. The impairment charge was a result of a triggering event during the third quarter of Fiscal 2026. Refer to Note 24 for additional information on fair value measurements.
During the year ended March 2025, VF recorded an impairment charge of $38.2 million related to the Icebreaker reporting unit, which is part of the “All Other” category. The impairment charge was a result of VF's annual impairment testing of goodwill as of the beginning of the fourth quarter of Fiscal 2025.
During the year ended March 2024, VF recorded impairment charges of $507.6 million related to the Timberland, Dickies and Icebreaker reporting units. During the fourth quarter of Fiscal 2024, VF performed an impairment analysis of the Timberland reporting unit as a result of a triggering event and recorded an impairment charge of $211.7 million. As a result of VF's annual impairment testing of goodwill as of the beginning of the fourth quarter of Fiscal 2024, VF recorded an impairment charge of $38.8 million related to the Icebreaker reporting unit. During the third quarter of Fiscal 2024, VF performed interim impairment analyses of the Timberland and Dickies reporting units as a result of triggering events and recorded impairment charges of $195.3 million and $61.8 million, respectively. The Timberland reporting unit is part of the Outdoor segment and the Icebreaker reporting unit is part of the “All Other” category. The Dickies reporting unit was previously included in the “All Other” category.
Accumulated impairment charges for the Outdoor segment were $730.2 million as of March 2026 and 2025. Accumulated impairment charges for the “All Other” category were $107.7 million and $138.8 million as of March 2026 and 2025, respectively.

F-24 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
NOTE 10 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. All of these leases are operating leases. VF previously had one finance lease for a distribution center that was sold in Fiscal 2026 as part of the Dickies divestiture.
The assets and liabilities related to operating and finance leases were as follows:

(In thousands)	Location in Consolidated Balance Sheet	March 2026	March 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,320,733	$1,262,319
Finance lease assets	Property, plant and equipment, net	—	10,584
Total lease assets		$1,320,733	$1,272,903

Liabilities:
Current
Operating lease liabilities	Current portion of operating lease liabilities	$333,469	$308,741
Finance lease liabilities	Current portion of long-term debt	—	1,011
Noncurrent
Operating lease liabilities	Long-term portion of operating lease liabilities	1,119,876	1,079,182
Finance lease liabilities	Long-term debt	—	14,039
Total lease liabilities		$1,453,345	$1,402,973
The components of lease costs were as follows:

	Year Ended March

(In thousands)	2026	2025	2024
Operating lease cost	$411,339	$403,734	$410,427
Finance lease cost – amortization of right-of-use assets	370	917	917
Finance lease cost – interest on lease liabilities	233	428	457
Short-term lease cost	21,868	19,014	25,227
Variable lease cost	127,077	135,721	132,453
Impairment	5,095	—	12,958
Gain recognized from sale-leaseback transaction	—	(17,434)	—
Total lease cost	$565,982	$542,380	$582,439
Supplemental cash flow information related to leases was as follows:

	Year Ended March

(In thousands)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$420,411	$420,156	$424,646
Operating cash flows – finance leases	233	428	457
Financing cash flows – finance leases	663	1,109	1,079
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	393,824	374,707	337,980

VF Corporation Fiscal 2026 Form 10-K F-25

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Lease terms and discount rates were as follows:

	March 2026	March 2025	March 2024
Weighted average remaining lease term:
Operating leases	6.25 years	6.01 years	6.20 years
Finance leases	N/A	11.51 years	12.51 years

Weighted average discount rate:
Operating leases	4.22%	3.72%	3.34%
Finance leases	N/A	2.71%	2.71%
Maturities of operating lease liabilities for the next five fiscal years and thereafter as of March 2026 were as follows:

(In thousands)	Operating Leases
2027	$385,808
2028	317,664
2029	229,933
2030	178,417
2031	136,392
Thereafter	407,194
Total lease payments	1,655,408
Less: present value adjustment	202,063
Present value of lease liabilities	$1,453,345
The Company excluded approximately $103.4 million of leases (undiscounted basis) that have not yet commenced. These leases will commence primarily in Fiscal 2027 with lease terms of 2 to 12 years.
NOTE 11 — OTHER ASSETS

(In thousands)	March 2026	March 2025
Deferred income taxes (Note 20)	$626,320	$575,546
Computer software, net of accumulated amortization of: March 2026 - $248,797; March 2025 - $376,716	219,555	254,286
Income taxes receivable and prepaid income taxes	81,022	78,934
Qualified replacement plan asset (Note 17)	71,640	—
Investments held for deferred compensation plans (Note 17)	61,171	67,744
Other investments	43,897	38,486
Partnership stores and shop-in-shop costs, net of accumulated amortization of: March 2026 - $106,192; March 2025 - $93,689	36,848	30,966
Deposits	36,397	33,624
Derivative financial instruments (Note 25)	11,114	2,081
Pension assets (Note 17)	2,005	179,596
Other	40,206	32,884
Other assets	$1,230,175	$1,294,147

F-26 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
NOTE 12 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance (“SCF”) program that enables a significant portion of our inventory suppliers to leverage VF's credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. The SCF program is administered through third-party platforms that allow participating suppliers to track payments from VF and elect which receivables, if any, to sell to the financial institutions. The transactions are at the sole discretion of both the suppliers and financial institutions, and VF is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The terms between VF and the supplier, including the amount due and scheduled payment terms (which are generally within 90 days of the invoice date), are not impacted by a supplier's participation in the SCF program. All amounts due to suppliers that are eligible to participate in the SCF program are included in the accounts payable line item in VF's Consolidated Balance Sheets and VF payments made under the SCF program are reflected in cash flows from operating activities in VF's Consolidated Statements of Cash Flows. At March 2026 and 2025, the accounts payable line item in VF's Consolidated Balance Sheets included total outstanding obligations of $466.0 million and $481.7 million, respectively, due to suppliers that are eligible to participate in the SCF program.
The following table presents rollforwards of total outstanding obligations due to suppliers that are eligible to participate in the SCF program:

	Year Ended March

(In thousands)	2026	2025
Balance, beginning of year	$481,652	$484,983
Invoices confirmed during the year	3,053,653	3,117,901
Confirmed invoices paid during the year	(3,070,860)	(3,121,334)
Impact of foreign currency	1,508	102
Balance, end of year	$465,953	$481,652
NOTE 13 — SHORT-TERM BORROWINGS

(In thousands)	March 2026	March 2025
International borrowing arrangements	$10,139	$11,916
Short-term borrowings	$10,139	$11,916

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
The Agent, as defined in the credit agreement, has discretion to establish various reserves against the borrowing base, as outlined in the credit agreement, including a requirement for a Debt Maturity Reserve to be established beginning 90-days prior to the maturity of any Material Indebtedness, as defined in the credit agreement.
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

VF Corporation Fiscal 2026 Form 10-K F-27

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
The ABL Credit Facility includes a financial covenant that requires VF to maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 for the 12-month period ending on the last day of any applicable fiscal quarter. However, the financial covenant only applies if at any time Global Excess Availability (as defined in the credit agreement) is less than the greater of (i) 10.0% of the Global Line Cap (as defined in the credit agreement), and (ii) $100.0 million, and ceases to apply when Global Excess Availability has equaled or exceeded the greater of (i) 10.0% of the Global Line Cap, and (ii) $100.0 million for 30 consecutive days. As of March 2026, specified availability under the ABL Credit Facility exceeded the required threshold and, as a result, the financial covenant was not applicable.
The Company was in compliance with all applicable debt covenants as of March 2026.
As of March 2026, the Company had no outstanding borrowings under the ABL Credit Facility. Reserves for outstanding, unfunded letters of credit under the ABL Credit Facility were $0.3 million as of March 2026. Availability under the ABL Credit Facility was $977.2 million as of March 2026, after giving effect to the borrowing base, outstanding borrowings and outstanding letters of credit.
VF had a global commercial paper program that allowed for borrowings of up to $2.25 billion to the extent that it had borrowing capacity under the Terminated Agreement. The U.S. commercial paper borrowing program was terminated as of May 2025 and the euro commercial paper borrowing program was terminated as of January 2025.
VF has $72.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $10.1 million and $11.9 million at March 2026 and 2025, respectively. Borrowings under these arrangements had a weighted average interest rate of 46.3% and 43.8% at March 2026 and 2025, respectively, related to borrowings in certain highly inflationary economies.
NOTE 14 — ACCRUED LIABILITIES

(In thousands)	March 2026	March 2025
Customer discounts and allowances	$229,712	$239,980
Compensation	156,061	161,811
Other taxes	131,053	135,361
Income taxes	94,264	96,040
Contract liabilities (Note 2)	76,923	78,421
Derivative financial instruments (Note 25)	46,231	19,810
Interest	46,194	37,297
Freight, duties and postage	40,546	36,150
Restructuring (Note 27)	28,899	64,852
Insurance	15,279	13,556
Advertising	14,724	11,335
Product warranty claims (Note 16)	13,414	12,928
Deferred compensation (Note 17)	12,210	11,900
Pension liabilities (Note 17)	6,281	6,899
Other	99,426	120,707
Accrued liabilities	$1,011,217	$1,047,047

F-28 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
NOTE 15 — LONG-TERM DEBT

(In thousands)	March 2026	March 2025
4.125% notes, due March 2026 (“2026 notes”)	$—	$539,568
2.800% notes, due April 2027 (“2027 notes”)	499,190	498,465
0.250% notes, due February 2028 (“2028 notes”)	573,814	538,345
4.250% notes, due March 2029 (“2029 notes”)	572,540	537,115
2.950% notes, due April 2030 (“2030 notes”)	746,534	745,748
0.625% notes, due February 2032 (“2032 notes”)	569,542	534,261
6.000% notes, due October 2033 (“2033 notes”)	273,069	272,650
6.450% notes, due November 2037 (“2037 notes”)	285,181	285,027
Finance leases	—	15,050
Total long-term debt	3,519,870	3,966,229
Less current portion	—	540,579
Long-term debt, due beyond one year	$3,519,870	$3,425,650
Senior Notes
Redemption
In February 2026, VF completed an early redemption of €500.0 million ($582.2 million) in aggregate principal amount of its outstanding 2026 Notes. The redemption price was equal to 100% of the principal amount of the Notes to be redeemed.
In March 2025, VF completed an early redemption of $750.0 million in aggregate principal amount of its outstanding 2.400% Senior Notes due in April 2025. The redemption price was equal to 100% of the principal amount of the Notes to be redeemed.
Other Information
All notes, along with any amounts outstanding under the ABL Credit Facility (Note 13), rank equally as senior unsecured obligations of VF. All notes contain customary covenants and events of default, including limitations on liens and sale-leaseback transactions and a cross-acceleration event of default. The cross-acceleration provision of the 2033 notes is triggered if more than $50.0 million of other debt is in default and has been accelerated by the lenders. For the other notes, the cross-acceleration trigger is $100.0 million. If VF fails in the performance of any covenant under the indentures that govern the respective notes, the trustee or lenders may declare the principal due and payable immediately. As of March 2026, VF was in compliance with all covenants. None of the long-term debt agreements contain acceleration of maturity clauses based solely on changes in credit ratings. However, if there were a change in control of VF and, as a result of the change in control, the notes were rated below investment grade by recognized rating agencies, then VF would be obligated to repurchase those notes at 101% of the aggregate principal amount plus any accrued interest. The change of control provision applies to all notes, except for the 2033 notes.
VF may redeem its notes, in whole or in part, at a price equal to the greater of (i) 100% of the principal amount, plus accrued interest to the redemption date, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date at an adjusted treasury rate, as defined, plus 15 basis points for the 2028, 2032 and 2033 notes, 25 basis points for the 2037 notes, 30 basis points for the 2029 notes and 40 basis points for the 2027 and 2030 notes, plus accrued interest to the redemption date. In addition, the 2029, 2030 and 2032 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within the three months prior to maturity, the 2027 and 2028 notes can be redeemed at 100% of the principal amount plus accrued interest to the redemption date within two months prior to maturity.
The 2027 and 2030 notes have a principal balance of $500.0 million and $750.0 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2027 and 2030 notes is recorded at an effective annual interest rate of 2.953% and 3.071%, respectively.
The 2028, 2029 and 2032 notes each have a principal balance of €500.0 million and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2028, 2029 and 2032 notes is recorded at an effective annual interest rate of 0.388%, 4.409% and 0.789%, respectively. The Company has designated these notes as a net investment hedge of VF's investment in certain foreign operations. Refer to Note 25 for additional information.
The 2033 and 2037 notes have a principal balance of $277.0 million and $286.9 million, respectively, and are recorded net of unamortized original issue discounts and debt issuance costs. Interest expense on the 2033 and 2037 notes is recorded at an effective annual interest rate of 6.19% and 6.57% respectively.
Interest payments are due annually on the 2028, 2029 and 2032 notes and semiannually on all other notes.

VF Corporation Fiscal 2026 Form 10-K F-29

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
The scheduled payments of long-term debt at the end of Fiscal 2026 for the next five fiscal years and thereafter are summarized as follows:

(In thousands)	Notes and Other
2027	$—
2028	1,075,679
2029	575,650
2030	—
2031	750,000
Thereafter	1,139,576
3,540,905
Less unamortized debt discount	10,094
Less unamortized debt issuance costs	10,941
Total long-term debt	3,519,870
Less current portion	—
Long-term debt, due beyond one year	$3,519,870
NOTE 16 — OTHER LIABILITIES

(In thousands)	March 2026	March 2025
Income taxes	$355,902	$417,186
Pension liabilities (Note 17)	72,989	77,688
Deferred compensation (Note 17)	56,716	63,007
Product warranty claims	48,231	49,885
Deferred income taxes (Note 20)	21,057	14,551
Derivative financial instruments (Note 25)	2,492	10,193
Other	61,994	54,982
Other liabilities	$619,381	$687,492

VF accrues warranty costs, as cost of goods sold, at the time revenue is recognized. Product warranty costs are estimated based on historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Activity relating to accrued product warranty claims is summarized as follows:

	Year Ended March

(In thousands)	2026	2025	2024
Balance, beginning of year	$62,813	$61,266	$52,419
Accrual for products sold during the year	11,259	14,053	22,555
Repair or replacement costs incurred and other	(12,816)	(12,516)	(13,658)
Currency translation	389	10	(50)
Balance, end of year	61,645	62,813	61,266
Less current portion (Note 14)	13,414	12,928	12,893
Long-term portion	$48,231	$49,885	$48,373

F-30 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
NOTE 17 — RETIREMENT AND SAVINGS BENEFIT PLANS

VF has various retirement and savings benefit plans covering eligible employees. VF retains the right to curtail or discontinue any of the plans, subject to local regulations.
U.S. Qualified Pension Plan Termination
In May 2025, VF executed a resolution to terminate the U.S. qualified plan, which was previously frozen and no longer accruing benefits. In February 2026, the Company completed the termination of the plan through a combination of lump-sum payments to eligible participants and the purchase of group annuity contracts to settle the remaining benefit obligations.
In the third quarter of Fiscal 2026, VF offered participants the option to elect lump-sum payouts in exchange for future benefit obligations. VF recorded a $34.0 million non-cash settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026 to recognize the related deferred actuarial losses in accumulated OCL resulting from lump-sum payments of retirement benefits. Actuarial assumptions used in the interim valuation were reviewed and revised as appropriate.
In the fourth quarter of Fiscal 2026, VF purchased a group annuity contract to transfer the remaining benefit obligation to an insurance company. The purchase of the group annuity contract was fully funded directly by plan assets. As a result, VF recorded a $158.1 million non-cash settlement charge in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026 to recognize the remaining deferred actuarial losses in OCL.
In the fourth quarter of Fiscal 2026, VF transferred approximately $83.5 million of funds from plan assets to a qualified replacement plan managed by the Company which will be used to fund future incremental annual Company contributions to VF's U.S. 401(k) program. As of March 2026, $11.9 million was recorded in other current assets (Note 6) and $71.6 million was recorded in other assets (Note 11). The remaining plan assets reverted to the Company as part of the final termination process. As a result, approximately $125.4 million reverted to the Company resulting in $25.1 million of excise tax being paid and recorded in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026.
Defined Benefit Pension Plans
Defined benefit plans provide pension benefits based on participant compensation and years of service. VF sponsors an unfunded supplemental defined benefit pension plan that provides benefits in excess of limitations imposed by income tax regulations (the “U.S. nonqualified plan”) and various non-U.S. defined benefit pension plans. As of December 31, 2018, the U.S. nonqualified plan was frozen for all future benefit accruals.
VF was in a net underfunded status at the end of Fiscal 2026 primarily due to the unfunded U.S. nonqualified plan and differences in actuarial assumptions and plan classification relative to local statutory accounting standards, which generally result in higher reported benefit obligations under U.S. GAAP. A March 31 measurement date is used to value plan assets and obligations for all pension plans.
The amounts reported in these disclosures have not been segregated between continuing and discontinued operations.
The components of pension cost for VF’s defined benefit plans were as follows:

	Year Ended March

(In thousands)	2026	2025	2024
Service cost — benefits earned during the period	$10,073	$9,796	$8,924
Interest cost on projected benefit obligations	40,496	46,789	47,079
Expected return on plan assets	(53,399)	(61,225)	(63,569)
Settlement charges	193,199	—	3,538
Divestiture	(718)	—	—
Curtailments	(1,520)	(936)	—
Amortization of deferred amounts:
Net deferred actuarial losses	18,236	20,205	16,656
Deferred prior service credits	(339)	(589)	(541)
Net periodic pension cost	$206,028	$14,040	$12,087
Weighted average actuarial assumptions used to determine pension cost:
Discount rate in effect for determining service cost	1.99%	2.05%	2.50%
Discount rate in effect for determining interest cost	4.75%	4.59%	4.85%
Expected long-term return on plan assets	4.03%	5.90%	5.99%
Rate of compensation increase (a)	2.00%	2.15%	2.19%
(a)Rate of compensation increase is calculated as the weighted average rate of compensation increase for active plans. Frozen plans are excluded from the calculation.

VF Corporation Fiscal 2026 Form 10-K F-31

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
In addition to the settlement charges totaling $192.1 million related to the termination of the U.S. qualified plan in the year ended March 2026, as discussed above, VF also recorded $1.1 million and $3.5 million of settlement charges in the other income (expense), net line item in the Consolidated Statements of Operations for the years ended March 2026 and 2024, respectively. These settlement charges related to the recognition of deferred actuarial losses resulting from lump-
sum payments of retirement benefits in the U.S. nonqualified plan.
VF recorded $1.5 million and $0.9 million in curtailment gains in the other income (expense), net line item in the Consolidated Statements of Operations for the years ended March 2026 and 2025, respectively, primarily related to employee exits from an international plan resulting from restructuring.
The following provides a reconciliation of the changes in fair value of VF’s defined benefit plan assets and projected benefit obligations for each period, and the funded status at the end of each period:

(In thousands)	March 2026	March 2025
Fair value of plan assets, beginning of period	$1,077,015	$1,085,242
Actual return on plan assets	44,190	33,976
VF contributions	19,325	15,478
Participant contributions	5,657	5,469
Settlement	(701,053)	—
Benefits paid	(58,034)	(66,132)
Reversion of plan assets	(208,955)	—
Divestiture	(1,409)	—
Currency translation	11,534	2,982
Fair value of plan assets, end of period	188,270	1,077,015
Projected benefit obligations, beginning of period	982,006	995,357
Service cost	10,073	9,796
Interest cost	40,496	46,789
Participant contributions	5,657	5,469
Actuarial gain	(21,903)	(12,184)
Settlement	(701,053)	—
Benefits paid	(58,034)	(66,132)
Plan amendments	276	129
Curtailments	(4,745)	(781)
Divestiture	(2,127)	—
Currency translation	14,889	3,563
Projected benefit obligations, end of period	265,535	982,006
Funded status, end of period	$(77,265)	$95,009

F-32 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Pension benefits are reported in the Consolidated Balance Sheets as a net asset or liability based on the overfunded or underfunded status of the defined benefit plans, assessed on a plan-by-plan basis.

(In thousands)	March 2026	March 2025
Amounts included in Consolidated Balance Sheets:
Other assets (Note 11)	$2,005	$179,596
Accrued liabilities (Note 14)	(6,281)	(6,899)
Other liabilities (Note 16)	(72,989)	(77,688)
Funded status	$(77,265)	$95,009
Accumulated other comprehensive loss, pretax:
Net deferred actuarial losses	$28,848	$256,027
Net deferred prior service credits	(3,151)	(3,666)
Total accumulated other comprehensive loss, pretax	$25,697	$252,361
Accumulated benefit obligations	$247,149	$963,373
Weighted average actuarial assumptions used to determine pension obligations:
Discount rate	3.27%	5.05%
Rate of compensation increase (a)	1.90%	1.98%
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
The following provides information for VF's defined benefit plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

(In thousands)	March 2026	March 2025
Projected benefit obligations	$194,044	$190,404
Accumulated benefit obligations	175,647	171,771
Fair value of plan assets	114,774	105,817
The net amount of projected benefit obligations and plan assets for underfunded defined benefit plans was $79.3 million and $84.6 million as of March 2026 and 2025, respectively, and was reported in accrued liabilities and other liabilities in the Consolidated Balance Sheets.

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

VF Corporation Fiscal 2026 Form 10-K F-33

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
The fair value of investments held by VF’s defined benefit plans at March 2026 and March 2025, by asset class, is summarized below. Refer to Note 24 for a description of the three levels of the fair value measurement hierarchy.

	Total Plan Assets	Fair Value Measurements
(In thousands)		Level 1	Level 2	Level 3
March 2026
Plan assets
Cash equivalents	$5,021	$5,021	$—	$—
Fixed income securities:
U.S. Treasury and government agencies	2	—	2	—
Insurance contracts	122,053	—	122,053	—
Total plan assets in the fair value hierarchy	127,076	$5,021	$122,055	$—
Plan assets measured at net asset value
Cash equivalents	14,251
Equity securities:
International	26,471
Fixed income securities:
Corporate and international bonds	13,888
Alternative investments	6,584
Total plan assets measured at net asset value	61,194
Total plan assets	$188,270

F-34 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026

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

Cash equivalents include cash held by individual investment managers of other asset classes for liquidity purposes (Level 1). The fair values of insurance contracts are provided by the insurance companies and are primarily based on accumulated contributions plus returns guaranteed by the insurers (Level 2). Equity and fixed-income securities generally represent institutional funds measured at their daily net asset value derived from quoted prices of the underlying investments. As of both March 2026 and 2025, alternative investments are primarily investments in gold, insurance-linked securities and derivatives.
VF makes contributions to its defined benefit plans sufficient to meet minimum funding requirements under applicable laws, plus discretionary amounts as determined by management. VF intends to make approximately $16.1 million of contributions to its defined benefit plans during Fiscal 2027. The estimated future benefit payments for all of VF’s defined benefit plans, are approximately $29.7 million in Fiscal 2027, $16.5 million in Fiscal 2028, $15.8 million in Fiscal 2029, $16.1 million in Fiscal 2030, $16.4 million in Fiscal 2031 and $85.3 million for Fiscal 2032 through 2036.
Other Retirement and Savings Plans
VF sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities and compensation expense. Expense under this plan was $0.6 million, $0.3 million and $0.4 million in the years ended March 2026, 2025 and 2024, respectively. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. VF sponsors a similar nonqualified plan that permits non-employee members of the Board of Directors to defer their Board compensation. VF also has remaining obligations under other deferred compensation plans, primarily related to acquired companies. At March 2026, VF’s liability to participants under all deferred compensation plans was $68.9 million, of which $12.2 million was recorded in accrued liabilities (Note 14) and $56.7 million was recorded in other liabilities (Note 16).
VF has purchased (i) publicly traded mutual funds in the same amounts as most of the participant-directed hypothetical investments underlying the deferred compensation liabilities, and (ii) variable life insurance contracts that invest in institutional funds that are substantially the same as the participant-directed hypothetical investments. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of VF’s insolvency. VF also has assets related to deferred compensation plans of acquired companies, which are primarily invested in life insurance contracts. At March 2026, the value of investments held for all deferred compensation plans was $73.4 million, of which $12.2 million was recorded in other current assets (Note 6) and $61.2 million was recorded in other assets (Note 11). Realized and unrealized gains and losses on these deferred compensation assets are recorded in compensation expense in the Consolidated Statements of Operations and substantially

VF Corporation Fiscal 2026 Form 10-K F-35

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
offset losses and gains resulting from changes in deferred compensation liabilities to participants.
VF sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. Expense for these plans totaled
$38.5 million, $40.8 million and $42.2 million in the years ended March 2026, 2025 and 2024, respectively.
NOTE 18 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Common Stock
During the years ended March 2026, 2025 and 2024, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of March 2026, 2025 or 2024. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings (accumulated deficit).
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

(In thousands)	March 2026	March 2025
Foreign currency translation and other	$(767,111)	$(821,189)
Defined benefit pension plans	(11,126)	(180,047)
Derivative financial instruments	(28,814)	23,496
Accumulated other comprehensive loss	$(807,051)	$(977,740)
The changes in accumulated OCL, net of related taxes, were as follows:

(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2023	$(859,651)	$(167,692)	$7,825	$(1,019,518)
Other comprehensive income (loss) before reclassifications	(8,788)	(28,939)	(6,443)	(44,170)
Amounts reclassified from accumulated other comprehensive loss	—	14,298	(14,941)	(643)
Net other comprehensive income (loss)	(8,788)	(14,641)	(21,384)	(44,813)
Balance, March 2024	(868,439)	(182,333)	(13,559)	(1,064,331)
Other comprehensive income (loss) before reclassifications	(28,043)	(11,630)	10,028	(29,645)
Amounts reclassified from accumulated other comprehensive loss	75,293	13,916	27,027	116,236
Net other comprehensive income (loss)	47,250	2,286	37,055	86,591
Balance, March 2025	(821,189)	(180,047)	23,496	(977,740)
Other comprehensive income (loss) before reclassifications	53,696	12,395	(77,776)	(11,685)
Amounts reclassified from accumulated other comprehensive loss	382	156,526	25,466	182,374
Net other comprehensive income (loss)	54,078	168,921	(52,310)	170,689
Balance, March 2026	$(767,111)	$(11,126)	$(28,814)	$(807,051)

F-36 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Reclassifications out of accumulated OCL were as follows:

(In thousands)	Affected Line Item in the Consolidated Statements of Operations	Year Ended March
Details About Accumulated Other Comprehensive Loss Components

		2026	2025	2024
Losses on foreign currency translation and other:
Sale of Dickies	Other income (expense), net	$(382)	$—	$—
Sale of Supreme	Income (loss) from discontinued operations, net of tax (a)	—	(75,293)	—
Total before tax		(382)	(75,293)	—
Income tax effect		—	—	—
Net of tax		(382)	(75,293)	—
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	(18,236)	(20,205)	(16,656)
Deferred prior service credits	Other income (expense), net	339	589	541
Pension settlement charges	Other income (expense), net	(193,199)	—	(3,538)
Pension curtailment gains	Other income (expense), net	1,520	936	—
Total before tax		(209,576)	(18,680)	(19,653)
Income tax effect		53,050	4,764	5,355
Net of tax		(156,526)	(13,916)	(14,298)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Revenues	2,425	(29,941)	(5,004)
Foreign exchange contracts	Cost of goods sold	(25,986)	(3,192)	15,703
Foreign exchange contracts	SG&A expenses	(303)	(518)	3,437
Foreign exchange contracts	Other income (expense), net	4,305	(1,688)	(253)
Interest rate contracts	Interest expense	108	445	108
Interest rate contracts	Income (loss) from discontinued operations, net of tax	—	2,299	4,130
Total before tax		(19,451)	(32,595)	18,121
Income tax effect		(6,015)	5,568	(3,180)
Net of tax		(25,466)	(27,027)	14,941
Total reclassifications for the period, net of tax		$(182,374)	$(116,236)	$643
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
NOTE 19 — STOCK-BASED COMPENSATION

Pursuant to the amended and restated 1996 Stock Compensation Plan approved by stockholders, VF is authorized to grant nonqualified stock options, restricted stock units (“RSUs”), stock units and restricted stock to officers, key employees and non-employee members of VF’s Board of Directors. Substantially all stock-based compensation awards are classified as equity awards, which are accounted for in stockholders’ equity in the Consolidated Balance Sheets. On a limited basis, cash-settled stock appreciation rights and RSUs are granted to employees in certain international jurisdictions. These awards are accounted for as liabilities in the Consolidated Balance Sheets and remeasured to fair value each reporting period until the awards are settled. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. Awards that do not vest are forfeited.

VF Corporation Fiscal 2026 Form 10-K F-37

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Total stock-based compensation cost and the associated income tax benefits recognized in the Consolidated Statements of Operations, on a continuing operations basis, were as follows:

	Year Ended March

(In thousands)	2026	2025	2024
Stock-based compensation cost	$76,954	$73,247	$57,829
Income tax benefits	17,729	16,299	12,849

At the end of March 2026, there was $63.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements that will be recognized over a weighted average period of 1.4 years.
At the end of March 2026, there were 29,096,405 shares available for future grants of stock options and stock awards under the 1996 Stock Compensation Plan. Shares for option exercises are issued from VF’s authorized but unissued Common Stock.

Stock Options

Stock options are granted with an exercise price equal to the fair market value of VF Common Stock on the date of grant. Employee stock options typically vest and become exercisable in equal annual installments over three years, and compensation cost is recognized ratably over the shorter of the requisite service period or the vesting period. Stock options granted to non-employee members of VF’s Board of Directors vest upon grant and become exercisable one year from the date of grant. All options have ten-year terms. There were no options granted during the year ended March 2026.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

	Year Ended March

	2026 (a)	2025	2024
Expected volatility	N/A	37% to 53%	33% to 54%
Weighted average expected volatility	N/A	47%	42%
Expected term (in years)	N/A	5.5 to 7.3	5.9 to 7.8
Weighted average dividend yield	N/A	2.2%	3.7%
Risk-free interest rate	N/A	3.80% to 5.43%	3.80% to 5.50%
Weighted average fair value at date of grant	N/A	$5.31	$5.74
(a)     Not applicable, as no options were granted during the year ended March 2026.

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

F-38 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Stock option activity for the year ended March 2026 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, March 2025	17,080,438	$32.80
Granted	—	—
Exercised	(536,970)	15.60
Forfeited/cancelled	(3,616,393)	54.38
Outstanding, March 2026	12,927,075	$27.48	6.8	$18,772
Exercisable, March 2026	8,288,760	$34.63	6.2	$7,619

The total fair value of stock options that vested during the years ended March 2026, 2025 and 2024 was $26.0 million, $22.9 million and $21.8 million, respectively. The total intrinsic value of stock options exercised during the years ended March 2026, 2025 and 2024, was $1.9 million, $0.9 million and $0.0 million, respectively.

Restricted Stock Units and Stock Units

During the year ended March 2026, VF granted 516,605 performance-based RSUs with a market condition to the Chief Executive Officer (“CEO”) that enables him to receive shares of VF Common Stock at the end of a performance cycle that goes through Fiscal 2028. Each performance-based RSU has a potential final payout of either zero or one share of VF Common Stock. The number of shares earned by the CEO, if any, is based on achievement of an operating income percentage for Fiscal 2028 and a VF stock price target during the performance period. The targets for both were set by the Talent and Compensation Committee of the Board of Directors. Shares will be issued to the CEO following the conclusion of the performance period, subject to completion of a one-year holding period. The grant date fair value of the award incorporated achievement of the stock price target using a Monte Carlo simulation technique that incorporates option-pricing model inputs and was $5.10 per share. The grant date fair value is being recognized over the service period so long as achievement of the operating income percentage target is probable.
During the year ended March 2026, VF granted 1,474,178 RSUs to executives that enable them to receive shares of VF Common Stock over a five-year vesting period. These units vest 25% on the second, third, fourth and fifth anniversaries of the grant date. The number of units paid for the portion of the RSUs that vest on the fifth anniversary of the grant date are subject to relative total shareholder return (“TSR”) targets set by the Talent and Compensation Committee of the Board of Directors, and will be paid in full or decreased to zero, based on how VF's TSR over the five-year period compares to the TSR for companies included in the Standard & Poor's 600 Consumer Discretionary Sector Index. The grant date fair value of the TSR-based adjustment related to the RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $9.09 per share.
During Fiscal 2025 and 2024, VF granted performance-based RSUs that enable employees to receive shares of VF Common Stock at the end of a three-year performance cycle. Each performance-based RSU has a potential final payout ranging from zero to two and one-quarter shares of VF Common Stock. The number of shares earned by participants, if any, is based on the achievement of financial targets and TSR targets set by the Talent and Compensation Committee of the Board of Directors. Shares are issued to participants in the year following the conclusion of each three-year performance period.
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
For performance-based RSUs granted in Fiscal 2024, the financial targets include 50% weighting based on VF's revenue growth and 50% weighting based on VF's gross margin performance over the three-year period compared to financial targets. Furthermore, the actual number of shares earned may be adjusted upward or downward by 25% of the target award, based on how VF's TSR over the three-year period compares to the TSR for companies included in the Standard & Poor's 500 Consumer Discretionary Index, resulting in a maximum payout of 225% of the target award. The grant date fair value of the TSR-based adjustment related to the performance-based RSU grants was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, and was $0.35 per share.
VF also grants nonperformance-based RSUs to employees as part of its stock compensation program and nonperformance-based stock units to non-employee members of the Board of Directors. Each nonperformance-based RSU or stock unit entitles the holder to one share of VF Common Stock. The

VF Corporation Fiscal 2026 Form 10-K F-39

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
employee nonperformance-based RSUs generally vest over periods of up to four years from the date of grant. The stock units granted to non-employee members of the Board of Directors vest upon grant and are settled in shares of VF Common Stock one year from the date of grant, unless a director has elected to defer receipt of VF Common Stock.
Dividend equivalents on the RSUs and stock units accrue without compounding and are payable in additional shares of VF Common Stock when the RSUs vest or stock units are settled. Dividend equivalents are subject to the same risk of forfeiture as the RSUs.
RSU and stock unit activity for the year ended March 2026 is summarized as follows:

	Performance-based (a)		Nonperformance-based (b)
	Number Outstanding (c)	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Outstanding, March 2025	2,401,772	$19.60	6,011,850	$18.70
Granted	885,143	6.76	5,967,873	12.74
Issued as Common Stock	—	—	(1,763,562)	20.91
Forfeited/cancelled	(213,153)	45.15	(862,869)	15.56
Outstanding, March 2026	3,073,762	$14.13	9,353,292	$14.77
Vested, March 2026	1,079,163	$17.50	483,422	$16.49
(a)Includes the portion of RSUs granted to executives in Fiscal 2026 that are subject to TSR targets, described in more detail above.
(b)Includes the portion of RSUs granted to executives in Fiscal 2026 that are not subject to TSR targets, described in more detail above.
(c)Reflects activity at target level of awards and has not been adjusted for performance and market conditions, except for awards issued during the period.
The weighted average fair value of performance-based RSUs granted during the year ended March 2026 was $6.76 based on the stock price target and TSR-based adjustment related to the RSU grants, as further described above. The weighted average fair value of performance-based RSUs granted during the years ended March 2025 and 2024 was $16.61 and $18.29 per share, respectively, based on the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2026 was $50.4 million. Awards earned and vested for the three-year performance period ended in March 2025 and distributed in early Fiscal 2026 totaled zero shares of VF Common Stock having a value of $0.0 million. Similarly, zero shares of VF Common Stock having a value of $0.0 million were earned for the performance period ended in March 2024 and distributed in early Fiscal 2025.
The weighted average fair value of nonperformance-based RSUs and stock units granted during the years ended March 2026, 2025 and 2024 was $12.74, $17.13 and $17.09 per share, respectively, which was equal to the fair market value of the underlying VF Common Stock on each grant date. The total market value of awards outstanding at the end of March 2026 was $153.4 million.

Restricted Stock

VF granted restricted shares of VF Common Stock to certain members of management. The fair value of the restricted shares, equal to the fair market value of VF Common Stock at the grant date, was recognized ratably over the vesting period. Restricted shares vested over periods of up to four years from the date of grant. Dividends accumulated in the form of additional restricted shares and are subjected to the same risk of forfeiture as the restricted stock. There were no restricted shares granted in the year ended March 2026 and all restricted shares were vested in the year ended March 2026.
Restricted stock activity for the year ended March 2026 is summarized below:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested shares, March 2025	11,613	$71.43
Granted	—	—
Dividend equivalents	—	—
Vested	(11,613)	71.43
Forfeited	—	—
Nonvested shares, March 2026	—	$—

There were no nonvested shares of restricted stock at the end of March 2026. The market value of the shares that vested during the years ended March 2026, 2025 and 2024 was $0.1 million, $4.0 million and $4.7 million, respectively.

F-40 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
NOTE 20 — INCOME TAXES
The provision for income taxes was computed based on the following amounts of income (loss) from continuing operations before income taxes:

	Year Ended March

(In thousands)	2026	2025	2024
Domestic	$(416,404)	$(633,126)	$(948,501)
Foreign	757,622	778,287	663,580
Income (loss) from continuing operations before income taxes	$341,218	$145,161	$(284,921)
The provision for income taxes consisted of:

	Year Ended March

(In thousands)	2026	2025	2024
Current:
Federal	$13,048	$11,355	$235,262
Foreign	176,140	141,175	747,859
State	(60,641)	11,851	134,351
	128,547	164,381	1,117,472
Deferred:
Federal and state	(80,798)	(65,807)	(305,058)
Foreign	38,549	(22,737)	(78,858)
	(42,249)	(88,544)	(383,916)
Income tax expense	$86,298	$75,837	$733,556

VF Corporation Fiscal 2026 Form 10-K F-41

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
The differences between income taxes computed by applying the statutory federal income tax rate and income tax expense reported in the consolidated financial statements were as follows:

	Year Ended March 2026
(Dollars in thousands)	Amount	Percent
U.S. federal statutory tax rate	$71,656	21.0%
State and local income taxes, net of federal tax effect (a)	(9,655)	(2.8%)
Foreign tax effects
China
Foreign withholding taxes	8,691	2.5%
Other	7,835	2.3%
Singapore
Statutory tax rate difference between Singapore and United States	(13,275)	(3.9%)
Other	(5,022)	(1.5%)
Switzerland
Changes in valuation allowance	171,541	50.3%
Investment impairments	(163,164)	(47.8%)
Statutory tax rate difference between Switzerland and United States	(23,677)	(6.9%)
Cantonal taxes	22,752	6.7%
Other	5,598	1.6%
Other foreign jurisdictions	39,409	11.5%
Effect of cross-border tax laws
Global intangible low-taxed income, net of foreign tax credits	38,719	11.3%
Foreign tax credits	(8,857)	(2.6%)
Other	45	0.0%
Tax credits	(2,987)	(0.9%)
Changes in valuation allowances	(31,387)	(9.2%)
Nontaxable or nondeductible items
Share-based payment awards	10,135	3.0%
Nondeductible excise tax	5,266	1.5%
Other	1,036	0.3%
Changes in unrecognized tax benefits	(39,302)	(11.5%)
Other adjustments	941	0.3%
Effective tax rate	$86,298	25.3%
(a)State taxes in California, Florida, Maryland, New Jersey, New York, Pennsylvania, Tennessee and Texas represent the majority (greater than 50%) of the tax effect in this category.

F-42 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026

	Year Ended March
(In thousands)	2025	2024
Tax at federal statutory rate	$30,484	$(59,834)
State income taxes, net of federal tax benefit	(5,075)	(27,734)
Foreign rate differences	51,422	64,134
Tax litigation	(7,901)	691,053
Goodwill impairment	1,154	55,076
Stock compensation	4,230	3,908
Interest on tax receivable	—	11,972
Other	1,523	(5,019)
Income tax expense	$75,837	$733,556
Income tax expense includes tax benefits of $93.9 million, $16.5 million and $34.7 million in the years ended March 2026, 2025 and 2024, respectively, from other favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.
VF was granted a ruling which lowered the effective income tax rate on taxable earnings for years 2010 through 2014 under Belgium’s excess profit tax regime. During 2015, the European Union Commission (“EU”) investigated and announced its decision that these rulings were illegal and ordered the tax benefits to be collected from affected companies, including VF. During 2017 and 2018, VF was assessed and paid €35.0 million in tax and interest, which was recorded as an income tax receivable and was included in the other current assets line item in VF's Consolidated Balance Sheets, based on the expected success of the requests for annulment. After subsequent annulments and appeals, the General Court confirmed the decision of the EU on September 20, 2023. As a result, VF wrote off the related income tax receivable and recorded a benefit for the associated foreign tax credit, resulting in $26.1 million of net income tax expense in the second quarter of Fiscal 2024.
In addition, VF was granted a lower effective income tax rate on taxable earnings in one foreign jurisdiction that expired at the end of March 2025. This lower rate, when compared with the jurisdiction's statutory rate, resulted in income tax reductions of $48.5 million ($0.12 per diluted share) in the year ended March 2025 and $44.2 million ($0.11 per diluted share) in the year ended March 2024.

VF Corporation Fiscal 2026 Form 10-K F-43

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Deferred income tax assets and liabilities consisted of the following:

(In thousands)	March 2026	March 2025
Deferred income tax assets:
Inventories	$25,777	$46,180
Depreciation and capitalized research and development	55,504	31,539
Deferred compensation	14,786	16,985
Other employee benefits	37,758	—
Stock compensation	24,121	25,403
Operating lease liabilities	341,537	332,825
Other accrued expenses	138,994	125,387
Interest expense limitation carryforward	184,692	186,258
Capital loss carryforwards	216,016	266,865
Operating loss and credit carryforwards	719,275	432,049
Gross deferred income tax assets	1,758,460	1,463,491
Valuation allowances	(771,253)	(531,028)
Net deferred income tax assets	987,207	932,463
Deferred income tax liabilities:
Intangible assets	28,985	27,456
Operating lease right-of-use assets	310,222	301,672
Other employee benefits	—	5,691
Outside basis difference in subsidiaries	39,257	35,432
Other deferred tax liabilities	3,480	1,217
Deferred income tax liabilities	381,944	371,468
Net deferred income tax assets (liabilities)	$605,263	$560,995
Amounts included in the Consolidated Balance Sheets:
Other assets (Note 11)	$626,320	$575,546
Other liabilities (Note 16)	(21,057)	(14,551)
	$605,263	$560,995
At the end of Fiscal 2026, the Company is not asserting indefinite reinvestment with regards to short-term liquid assets of its foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested. The Company has not determined the deferred tax liability associated with these undistributed earnings and basis differences, as such determination is not practicable.
VF has potential tax benefits totaling $567.6 million for foreign operating loss carryforwards, of which $85.1 million have an unlimited carryforward life. There are $216.0 million of potential tax benefits for capital loss carryforwards that begin to expire in 2027 and $64.8 million of foreign tax credit carryforwards that begin to expire in 2030 and $12.6 million of general business credit carryforwards that begin to expire in 2044. Additionally, there are $74.3 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2027 and 2056.
A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards will not be realized. Valuation allowances totaled $489.9 million for available foreign operating loss carryforwards, $188.6 million for available capital loss carryforwards, $64.8 million for foreign tax credit carryforwards, and $27.8 million for available state operating loss and credit carryforwards. During Fiscal 2026, VF had a net decrease in valuation allowances of $49.6 million related to capital loss carryforwards, a net increase of $9.7 million related to foreign tax credit carryforwards, a net increase of $5.5 million related to state operating loss and credit carryforwards and an increase of $274.6 million related to foreign operating loss carryforwards and other foreign deferred tax assets, inclusive of foreign currency effects.

F-44 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
A summary of cash paid for income taxes, net of refunds, in the year ended March 2026 was as follows:

(In thousands)	Year Ended March 2026
Federal	$—
State	5,400
Foreign:
Switzerland	40,540
China	20,742
Singapore	20,712
Mexico	11,363
Czech Republic	9,225
Other foreign jurisdictions	63,793
Income taxes paid	$171,775
A reconciliation of the change in the accrual for unrecognized income tax benefits was as follows:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, March 2023	$348,170	$84,607	$432,777
Additions for current year tax positions	15,982	—	15,982
Additions for prior year tax positions (a)	165,426	78,133	243,559
Reductions for prior year tax positions	(36,943)	(3,809)	(40,752)
Reductions due to statute expirations	(1,436)	(383)	(1,819)
Payments in settlement (b)	(210,874)	(74,659)	(285,533)
Currency translation	(11)	(4)	(15)
Balance, March 2024	280,314	83,885	364,199
Additions for current year tax positions	17,978	—	17,978
Additions for prior year tax positions	36,190	27,372	63,562
Reductions for prior year tax positions	(15,135)	(755)	(15,890)
Reductions due to statute expirations	(530)	(520)	(1,050)
Payments in settlement	(914)	(91)	(1,005)
Decrease due to divestiture	(472)	(72)	(544)
Currency translation	(21)	(16)	(37)
Balance, March 2025	317,410	109,803	427,213
Additions for current year tax positions	5,119	—	5,119
Additions for prior year tax positions	54,502	12,946	67,448
Reductions for prior year tax positions	(77,531)	(37,706)	(115,237)
Payments in settlement	(17,261)	(344)	(17,605)
Currency translation	(9)	42	33
Balance, March 2026	$282,230	$84,741	$366,971
(a)The year ended March 2024 includes an increase due to uncertainty in the application of court decisions upheld upon appeal.
(b)The year ended March 2024 includes a settlement with the tax authorities related to intellectual property transfers completed in a prior period.

VF Corporation Fiscal 2026 Form 10-K F-45

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026

(In thousands)	March 2026	March 2025
Amounts included in the Consolidated Balance Sheets (a):
Unrecognized income tax benefits, including interest and penalties	$366,971	$427,213
Less deferred tax benefits	98,250	101,618
Total unrecognized tax benefits	$268,721	$325,595
(a)Included in the accrued liabilities and other liabilities line items in the Consolidated Balance Sheets.
The unrecognized tax benefits of $268.7 million at the end of Fiscal 2026, if recognized, would reduce the annual effective tax rate.
VF files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2018 have been effectively settled.
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
On July 4, 2025, the U.S. signed into law the One Big Beautiful Bill Act, which included various provisions specific to businesses. The legislation has multiple effective dates, with certain provisions effective in Fiscal 2026 and others implemented in subsequent years. The Company has reflected the impact of the enacted provisions in its financial statements for the year ended March 2026, which were determined to be immaterial.
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
NOTE 21 — REPORTABLE SEGMENT INFORMATION

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

F-46 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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

VF Corporation Fiscal 2026 Form 10-K F-47

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Financial information for VF’s segments was as follows:

	Year Ended March 2026
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$5,741,792	$2,720,967	$8,462,759
“All Other” revenues			1,142,448
Total revenues			9,605,207
Less:
Cost of goods sold	2,616,156	1,170,484
Marketing expenses	479,790	242,317
Other SG&A expenses	1,811,678	1,206,473
Other segment items (a)	7,032	1,350
Segment profit	841,200	103,043	944,243
Impairment of goodwill			(30,716)
Corporate and other expenses (b)			(511,815)
Interest expense, net			(148,743)
“All Other” profit			88,249
Income from continuing operations before income taxes			$341,218
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
(b)A final pre-tax gain on the sale of Dickies of $127.2 million was recorded in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026. Refer to Note 3 for additional information regarding the divestiture. In addition, a pension settlement charge of $192.1 million and excise taxes of $25.1 million related to the termination of the U.S. qualified plan were recorded in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026. Refer to Note 17 for additional information regarding the settlement charge and excise taxes.

	Year Ended March 2025
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$5,311,061	$2,914,307	$8,225,368
“All Other” revenues			1,279,323
Total revenues			9,504,691
Less:
Cost of goods sold	2,522,731	1,229,016
Marketing expenses	416,066	292,395
Other SG&A expenses	1,676,753	1,259,995
Other segment items (a)	13,041	1,095
Segment profit	708,552	133,996	842,548
Impairment of goodwill and indefinite-lived intangible assets			(89,242)
Corporate and other expenses			(546,740)
Interest expense, net (b)			(149,243)
“All Other” profit			87,838
Income from continuing operations before income taxes			$145,161
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

F-48 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026

	Year Ended March 2024
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$5,230,287	$3,327,612	$8,557,899
“All Other” revenues			1,357,779
Total revenues			9,915,678
Less:
Cost of goods sold	2,594,411	1,436,021
Marketing expenses	421,401	291,925
Other SG&A expenses	1,607,562	1,414,074
Other segment items (a)	592	28,925
Segment profit	607,505	214,517	822,022
Impairment of goodwill			(507,566)
Corporate and other expenses			(469,560)
Interest expense, net (b)			(165,679)
“All Other” profit			35,862
Loss from continuing operations before income taxes			$(284,921)
(a)For each reportable segment, 'Other segment items' includes certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses. For the Active reportable segment, 'Other segment items' also includes legal settlement gains of $29.1 million. These are all reported in the other income (expense), net line item in the Consolidated Statement of Operation
(b)Interest expense and the related interest rate swap impact for the DDTL, which totaled $59.1 million for the year ended March 2024, were allocated to discontinued operations due to the requirement within the DDTL's amended agreement that the DDTL be prepaid upon the receipt of the net cash proceeds from the sale of Supreme.

(In thousands)	March 2026	March 2025	March 2024
Segment assets:
Outdoor	$1,634,714	$1,552,908	$1,512,217
Active	800,316	860,128	879,406
All Other	306,730	507,223	560,660
Corporate and other	57,471	28,429	8,869
Total segment assets	2,799,231	2,948,688	2,961,152
Cash and cash equivalents	823,943	429,382	656,376
Property, plant and equipment, net	674,508	720,879	788,992
Goodwill and intangible assets, net	2,055,247	2,314,093	2,421,838
Operating lease right-of-use assets	1,320,733	1,262,319	1,255,074
Other assets	1,616,515	1,702,175	1,703,664
Assets of discontinued operations	—	—	1,825,867
Consolidated assets	$9,290,177	$9,377,536	$11,612,963

	Year Ended March

(In thousands)	2026	2025	2024
Depreciation, amortization and other asset write-downs:
Outdoor	$105,660	$103,411	$99,004
Active	61,218	58,460	78,017
All Other	18,261	21,671	22,096
Corporate and other	95,390	76,074	108,411
	$280,529	$259,616	$307,528

VF Corporation Fiscal 2026 Form 10-K F-49

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Supplemental information (with revenues by geographic area primarily based on the origin of the shipment) was as follows:

	Year Ended March

(In thousands)	2026	2025	2024
Total revenues:
U.S.	$4,231,822	$4,257,971	$4,550,988
Foreign	5,373,385	5,246,720	5,364,690
	$9,605,207	$9,504,691	$9,915,678
Property, plant and equipment:
U.S.	$462,716	$513,627
Foreign	211,792	207,252
	$674,508	$720,879
No single customer accounted for 10% or more of the Company’s total revenues in the years ended March 2026, 2025 and 2024.
NOTE 22 — COMMITMENTS AND CONTINGENCIES
Commitments
VF is obligated under noncancelable operating leases. Refer to Note 10 for additional information related to future lease payments.
In the ordinary course of business, VF has entered into purchase commitments for finished products and raw materials. Total payments required under these agreements, which primarily relate to finished products, are $1.9 billion, $7.5 million, $5.0 million and $1.8 million for Fiscal 2027 through 2030, respectively, and no commitments thereafter.
VF has entered into commitments for (i) capital spending, (ii) service and maintenance agreements related to its management information systems, and (iii) other obligations. Future payments under these agreements are $112.3 million, $67.6 million, $31.7 million, $27.0 million and $0.1 million for Fiscal 2027 through 2031, respectively, and no commitments thereafter.
Surety bonds, customs bonds, unfunded letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $125.7 million as of March 2026. These commitments would only be drawn upon if VF were to fail to meet its claims or other obligations.
Contingencies
On September 12, 2025 and November 6, 2025, putative securities class action complaints naming VF and certain of its current and former directors and officers were filed in the U.S. District Court for the District of Colorado (the “Court”). The Court consolidated the cases into one action (the “Consolidated Action”). An amended complaint in the Consolidated Action was filed on February 23, 2026, also naming as defendants VF and certain of its current and former directors and officers. The amended complaint asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of a putative class of all persons and entities who purchased or otherwise acquired VF securities between September 28, 2022 and May 20, 2025, inclusive. It contends that certain statements made by VF and certain of its officers and directors were allegedly false or misleading and seeks unspecified damages on behalf of the putative class. VF filed a motion to dismiss the amended complaint on April 24, 2026. VF believes the allegations in the Consolidated Action are entirely without merit and VF will be vigorously defending against them. At this time, the outcome of this matter remains uncertain.

F-50 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
NOTE 23 — EARNINGS (LOSS) PER SHARE

	Year Ended March

(In thousands, except per share amounts)	2026	2025	2024
Earnings (loss) per share — basic:
Income (loss) from continuing operations	$254,920	$69,324	$(1,018,477)
Weighted average common shares outstanding	390,739	389,152	388,360
Earnings (loss) per share from continuing operations	$0.65	$0.18	$(2.62)
Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$254,920	$69,324	$(1,018,477)
Weighted average common shares outstanding	390,739	389,152	388,360
Incremental shares from stock options and other dilutive securities	5,136	3,419	—
Adjusted weighted average common shares outstanding	395,875	392,571	388,360
Earnings (loss) per share from continuing operations	$0.64	$0.18	$(2.62)
Outstanding stock options and other dilutive securities of 11.7 million and 11.8 million shares were excluded from the calculations of diluted earnings per share for the years ended March 2026 and 2025, respectively, because the effect of their inclusion would have been anti-dilutive to those years. In addition, 2.1 million and 1.9 million shares of performance-based RSUs and RSUs with a TSR component were excluded from the calculations of diluted earnings per share for the years ended March 2026 and 2025, respectively, because these units were not considered to be contingent outstanding shares in those years.
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

VF Corporation Fiscal 2026 Form 10-K F-51

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026

RECURRING FAIR VALUE MEASUREMENTS
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2026
Financial assets:
Cash equivalents:
Money market funds	$220,135	$220,135	$—	$—
Time deposits	74,648	74,648	—	—
Derivative financial instruments	28,914	—	28,914	—
Deferred compensation and other	72,814	72,814	—	—
Financial liabilities:
Derivative financial instruments	48,723	—	48,723	—
Deferred compensation	69,043	—	69,043	—
Contingent consulting fees	6,534	—	—	6,534
	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2025
Financial assets:
Cash equivalents:
Money market funds	$79,485	$79,485	$—	$—
Time deposits	12,280	12,280	—	—
Derivative financial instruments	34,371	—	34,371	—
Deferred compensation and other	78,769	78,769	—	—
Financial liabilities:
Derivative financial instruments	30,003	—	30,003	—
Deferred compensation	75,046	—	75,046	—
Contingent consulting fees	23,900	—	—	23,900
(a)There were no transfers among the levels within the fair value hierarchy during the years ended March 2026 or 2025.
The following table presents the activity related to the contingent consulting fees designated as Level 3:

(In thousands)	Contingent Consulting Fees
Balance, March 2025	$23,900
Cash payments	(20,000)
Change in fair value	2,634
Balance, March 2026	$6,534
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
During the second quarter of Fiscal 2025, VF entered into a contract with a consulting firm to support Reinvent, VF's transformation program. Fees related to this contract could be up to $146.0 million, which includes $71.0 million of fixed fees and $75.0 million of contingent fees tied to increases in VF's stock price. The contingent fees are accounted for under ASC Topic 718 — Stock Compensation as a liability award to a non-

F-52 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
employee. Accordingly, VF has utilized the Monte Carlo valuation model (Level 3) to estimate the fair value of the award at its inception, and will adjust such fair value on a quarterly basis over the measurement period, which concludes on June 30, 2027. Changes in the fair value are recognized in the SG&A expenses line item in the Consolidated Statements of Operations over the relevant service period, which concluded in the third quarter of Fiscal 2026. Accordingly, future changes in fair value will be recognized immediately in the SG&A expenses line item in the Consolidated Statements of Operations. The valuation includes the effects of market conditions that are based upon VF's stock price performance relative to stock price targets and a minimum payout dependent on the Standard & Poor's 500 Index return and VF's TSR versus that of peer companies over the measurement period. During the year ended March 2026, $20.0 million of contingent fees were paid to the consulting firm. As of March 2026, the total fair value of the remaining contingent fees was $6.5 million, with $2.6 million recognized in the year ended March 2026. As of March 2025, the total fair value of the remaining contingent fees was $27.8 million, with $23.9 million recognized in the year ended March 2025.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2026 and 2025, their carrying values approximated their fair values. Additionally, at March 2026 and 2025, the carrying values of VF’s long-term debt, including the current portion, were $3,519.9 million and $3,966.2 million, respectively, compared with fair values of $3,262.5 million and $3,628.8 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

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
The Company recorded $6.7 million, $10.4 million and $39.4 million of impairments in the years ended March 2026, 2025 and 2024, respectively, related to retail store assets, lease right-of-use assets and other fixed assets. These impairments were recorded in the SG&A expenses line item in the Consolidated Statements of Operations.
In addition, VF has certain equity investments included within the other assets line item in VF's Consolidated Balance Sheets. During the year ended March 2025, the Company recorded $15.6 million of impairments related to these investments. These impairments were recorded in the other income (expense), net line item in the Consolidated Statement of Operations. There were no impairments of equity investments in the years ended March 2026 or 2024.
The Company recorded $30.7 million, $89.2 million and $507.6 million of impairments in the years ended March 2026, 2025 and 2024, respectively, related to goodwill and indefinite-lived trademark intangible assets. Refer to additional discussion of management's goodwill and indefinite-lived intangible asset impairment testing below.

Fiscal 2026 Goodwill and Intangible Asset Impairment Testing
Napapijri Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
During the third quarter of Fiscal 2026, management determined that a recent downward revision in the Napapijri forward-looking financial projections was a triggering event that required management to perform a quantitative impairment analysis of both the Napapijri reporting unit goodwill and indefinite-lived trademark intangible asset. Recent leadership changes within the brand have resulted in strategic actions that are projected to deliver short- to medium-term revenue and profit reductions to support long-term growth of the brand. The carrying values of the goodwill and indefinite-lived trademark intangible asset at the September 28, 2025 testing date were $62.3 million and $32.4 million, respectively. As a result of the impairment testing performed, VF recorded a goodwill impairment charge of $30.7 million in the Consolidated Statement of Operations for the year ended March 2026 to write down the Napapijri reporting unit carrying value to its estimated fair value. Based on the analysis, management concluded that the indefinite-lived trademark intangible asset was not impaired and the estimated fair value exceeded its carrying value by a significant amount.
The Napapijri reporting unit is included in the “All Other” category.
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
Key assumptions developed by management and used in the quantitative analysis of the Napapijri reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including the current year that considered actual results lower than previous internal forecasts, with revenue growth and

VF Corporation Fiscal 2026 Form 10-K F-53

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
profitability projections throughout the forecast period that reflects the long-term strategy for the business;
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
Vans Reporting Unit and Indefinite-Lived Intangible Asset Impairment Analysis
In conjunction with VF's annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of Fiscal 2026, management performed a quantitative impairment analysis of the Vans reporting unit goodwill and indefinite-lived trademark intangible asset. The decision to bypass the optional qualitative impairment assessment and proceed directly to a quantitative impairment analysis was based on recent declines in revenue and profits and forward looking financial projections. Based on the analysis, management concluded the Vans reporting unit goodwill and indefinite-lived trademark intangible asset were not impaired. For goodwill, the estimated fair value of the reporting unit exceeded the carrying amount by a significant amount. The estimated fair value of the indefinite-lived trademark intangible asset also exceeded its carrying value by a significant amount. The carrying values of the Vans reporting unit goodwill and indefinite-lived trademark intangible asset at the testing date were $166.9 million and $158.5 million, respectively.
The Vans reporting unit is included in the Active reportable segment.
Management's revenue and profitability forecasts used in the Vans reporting unit and indefinite-lived trademark intangible asset valuations considered recent and historical performance, strategic initiatives, industry trends and macroeconomic factors. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Vans reporting unit and indefinite-lived trademark intangible asset include:
•Financial projections and future cash flows, including the current year that considered recent actual results, with revenue and profitability projections throughout the forecast period that reflects the long-term strategy for the business;
•Tax rates based on the statutory rates for the countries in which the brand operates and the related intellectual property is domiciled;
•Royalty rates based on market data as well as active license agreements for other VF brands; and
•Market-based discount rates.
The valuation model used by management in the impairment testing assumes recovery from the recent downturn in the brand's operating results and the return to revenue growth and improved profitability over the projection period. If the brand is unable to achieve the financial projections, an impairment on the reporting unit goodwill or indefinite-lived trademark intangible asset could occur in the future.
Indefinite-Lived Intangible Assets - Significant Assumptions
The impairment testing of the Napapijri and Vans indefinite-lived trademark intangible assets during Fiscal 2026 used significant unobservable inputs to estimate fair values. The discount rates used in the testing ranged from 12.5% to 16.0%, with a weighted average of 15.6% based on relative fair value. The royalty rates used in the testing ranged from 2.0% to 4.0%, with a weighted average of 2.2% based on relative fair value. The long-term revenue growth rates used in the testing were 2.0%.
Other Reporting Units and Indefinite-Lived Intangible Assets - Qualitative Impairment Analysis
For the remaining reporting units and indefinite-lived intangible assets, VF elected to perform a qualitative assessment during the annual goodwill and indefinite-lived intangible asset impairment testing, as of the beginning of the fourth quarter of Fiscal 2026, to determine whether it was more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. The carrying values of the reporting unit goodwill and indefinite-lived trademark intangible assets subject to qualitative assessment at the testing date were $424.9 million and $1.3 billion, respectively. In this qualitative assessment, VF considered relevant events and circumstances for each reporting unit, including (i) current year results and performance versus management's plans, (ii) financial outlook based on the latest internal financial plan, (iii) changes in the reporting unit carrying value since prior year and the amounts relative to the size of the respective business, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate and foreign exchange rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative assessment, VF concluded it was more likely than not that the carrying values of the goodwill and indefinite-lived trademark intangible assets were less than their fair values, and that further quantitative testing was not necessary.

F-54 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026

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
The Dickies® brand was previously included in the “All Other” category.
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
On November 12, 2025, VF completed the sale of Dickies. Refer to Note 3 for additional information regarding the divestiture.
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
The Icebreaker reporting unit is included in the “All Other” category.
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

VF Corporation Fiscal 2026 Form 10-K F-55

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
The Timberland PRO reporting unit is included in the Outdoor reportable segment. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026.
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
Management performed a sensitivity analysis on the impairment model used to test the Timberland PRO reporting unit goodwill. In doing so, management determined that a 20% reduction in the annual growth assumption for earnings before interest, taxes, depreciation and amortization (“EBITDA”) used in the projections, combined with a 50 basis point increase in the discount rate used in the discounted cash flow model resulted in the estimated fair value of the reporting unit to be below its carrying value, which would result in goodwill impairment.
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
The Smartwool reporting unit is included in the “All Other” category.
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

F-56 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026

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

VF Corporation Fiscal 2026 Form 10-K F-57

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
The Dickies reporting unit was previously included in the “All Other” category.
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
On November 12, 2025, VF completed the sale of Dickies. Refer to Note 3 for additional information regarding the divestiture.
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
The Icebreaker reporting unit is included in the “All Other” category.
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

F-58 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
The Timberland PRO reporting unit is included in the Outdoor reportable segment. VF began managing its Timberland® and Timberland PRO® brands as one operating segment during the first quarter of Fiscal 2026.
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
The Altra reporting unit is included in the “All Other” category.
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

VF Corporation Fiscal 2026 Form 10-K F-59

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
The Smartwool reporting unit is included in the “All Other” category.
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

F-60 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
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
Management's Use of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessments, using assumptions we believe market participants would use in performing an independent valuation of the business. Although management believes the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that VF's assumptions and conclusions regarding impairment or recoverability of goodwill or indefinite-lived trademark intangible assets in any reporting unit could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill and indefinite-lived intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in Fiscal 2027 or future years vary from current assumptions (including changes in discount rates, royalty rates, foreign currency exchange rates and tariffs), (iii) business conditions or strategies change from current assumptions, including loss of major customers or channels, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
Changes in these estimates and assumptions could result in a future impairment charge of goodwill or indefinite-lived intangible assets and such charges could have a material effect on VF’s consolidated financial position and results of operations.
NOTE 25 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments at March 2026 are foreign currency exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.1 billion at both March 2026 and March 2025, consisting primarily of contracts hedging exposures to the euro, British pound, Canadian dollar, Chinese renminbi, Mexican peso, Swiss franc, Taiwan dollar, Swedish krona, Polish zloty, South Korean won and Japanese yen. These derivative contracts have maturities up to 20 months.
During the year ended March 2025, VF settled interest rate swap contracts that were in place to hedge the cash flow risk of interest payments on the variable-rate DDTL Agreement. The DDTL was prepaid on October 4, 2024.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2026	March 2025	March 2026	March 2025
Derivatives Designated as Hedging Instruments:
Cash flow foreign exchange contracts	$28,122	$32,608	$(48,711)	$(29,847)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	792	1,763	(12)	(156)
Total derivatives	$28,914	$34,371	$(48,723)	$(30,003)

VF Corporation Fiscal 2026 Form 10-K F-61

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
VF records and presents the fair values of all of its derivative assets and liabilities in the Consolidated Balance Sheets on a gross basis, even though they are subject to master netting agreements. If VF were to offset and record the asset and liability balances on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Consolidated Balance Sheets as of March 2026 and 2025 would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	March 2026		March 2025
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$28,914	$(48,723)	$34,371	$(30,003)
Gross amounts not offset in the Consolidated Balance Sheets	(12,453)	12,453	(13,592)	13,592
Net amounts	$16,461	$(36,270)	$20,779	$(16,411)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		March 2026	March 2025
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets (Note 6)	$17,800	$32,290
Foreign exchange contracts	Accrued liabilities (Note 14)	(46,231)	(19,810)
Foreign exchange contracts	Other assets (Note 11)	11,114	2,081
Foreign exchange contracts	Other liabilities (Note 16)	(2,492)	(10,193)
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

(In thousands) Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in Accumulated OCL
	Year Ended March

	2026	2025	2024
Foreign exchange contracts	$(85,191)	$15,810	$(15,538)
Interest rate contracts	—	301	7,605
Total	$(85,191)	$16,111	$(7,933)

		Gain (Loss) Reclassified from Accumulated OCL into Net Income (Loss)
(In thousands)		Year Ended March

Cash Flow Hedging Relationships	Location of Gain (Loss)	2026	2025	2024
Foreign exchange contracts	Revenues	$2,425	$(29,941)	$(5,004)
Foreign exchange contracts	Cost of goods sold	(25,986)	(3,192)	15,703
Foreign exchange contracts	SG&A expenses	(303)	(518)	3,437
Foreign exchange contracts	Other income (expense), net	4,305	(1,688)	(253)
Interest rate contracts	Interest expense	108	445	108
Interest rate contracts	Income (loss) from discontinued operations, net of tax	—	2,299	4,130
Total		$(19,451)	$(32,595)	$18,121

F-62 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as third-party and intercompany borrowings and interest payments. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. During the year ended March 2024, certain derivative contracts were de-designated as the related hedged forecasted transactions were no longer deemed probable of occurring. Accordingly, the Company reclassified amounts from accumulated OCL and recognized an $8.8 million loss in cost of goods sold during the year ended March 2024. There were no material reclassifications in the other periods presented. The changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF's Consolidated Statements of Operations were not material for the years ended March 2026, 2025 and 2024.
Other Derivative Information
At March 2026, accumulated OCL included $53.0 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represented €1.5 billion in aggregate principal as of March 2026, as a net investment hedge of VF’s investment in certain foreign operations. In the year ended March 2026, VF de-designated the aggregate principal of its €500.0 million euro-denominated fixed-rate notes due 2026, that were redeemed in February 2026, and entered into a fair value hedging relationship as discussed in the “Fair Value Hedge” section below. As a result of the de-designation, VF recognized $7.7 million of expense in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026.
Because this debt qualified as a non-derivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the years ended March 2026, 2025 and 2024, the Company recognized an after-tax loss of $108.6 million, an after-tax loss of $4.6 million and an after-tax gain of $21.6 million, respectively, in other comprehensive income (loss) related to the net investment hedge transaction. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
Fair Value Hedge
The Company has designated a €500.0 million foreign currency exchange forward contract as a fair value hedge of the principal value of euro-denominated fixed-rate notes due 2026, through its redemption in February 2026. Gains and losses related to the spot component of the hedge are recognized in other income (expense), net with offsetting gains and losses on the hedged recognized liability. Gains and losses related to hedge components excluded from the effectiveness assessment (forward points) are amortized under a systematic and rational method to other income (expense) over the life of the hedge. The revaluation of the excluded component is reported in other comprehensive income (loss). As of March 2026, the company recognized a gain of $11.0 million from the foreign currency remeasurement related to the spot component of the derivative and a loss of $3.1 million from the amortization of the excluded component in other income (expense).
NOTE 26 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended March

(In thousands)	2026	2025	2024
Income taxes paid, net of refunds (a)	$171,775	$162,562	$349,978
Interest paid, net of amounts capitalized	145,110	162,918	175,822
Noncash transactions:
Property, plant and equipment expenditures included in accounts payable or accrued liabilities	25,026	19,568	15,903
Computer software costs included in accounts payable or accrued liabilities	11,751	18,229	17,080
(a)Includes both continuing and discontinued operations.

VF Corporation Fiscal 2026 Form 10-K F-63

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
NOTE 27 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. A description of significant restructuring programs and other restructuring charges is provided below.
Reinvent
On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. All actions related to the program were substantially complete at the end of the first quarter of Fiscal 2026. Of the total charges, 72% related to severance and employee-related benefits and the remainder primarily related to asset impairments and write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the year ended March 2026, $67.7 million of cash payments related to the Reinvent charges were made.
The type of cost and respective location of restructuring charges related to Reinvent within VF's Consolidated Statements of Operations for the years ended March 2026, 2025 and 2024, and the cumulative charges recorded since the inception of Reinvent were as follows:

		Year Ended March			Cumulative Charges

(In thousands)		2026	2025	2024
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$7,216	$66,002	$64,822	$138,040
Severance and employee-related benefits	Cost of goods sold	3,820	1,673	4,510	10,003
Contract termination and other	SG&A expenses	326	737	—	1,063
Contract termination and other	Cost of goods sold	—	157	—	157
Asset impairments and write-downs	SG&A expenses	2,170	8,783	39,386	50,339
Pension withdrawal	SG&A expenses	1,597	3,619	—	5,216
Curtailment gains	Other income (expense), net	(531)	(936)	—	(1,467)
Accelerated depreciation	SG&A expenses	—	1,317	—	1,317
Accelerated depreciation	Cost of goods sold	322	17	—	339
Total Reinvent Restructuring Charges		$14,920	$81,369	$108,718	$205,007
All restructuring charges related to Reinvent recognized in the years ended March 2026, 2025 and 2024 were reported within 'Corporate and other' expenses in Note 21, Reportable Segment Information.
Other Restructuring Charges
Other Restructuring Charges are related to various approved initiatives. The type of cost and respective location of Other Restructuring Charges within VF's Consolidated Statements of Operations for the years ended March 2026, 2025 and 2024 were as follows:

		Year Ended March

(In thousands)		2026	2025	2024
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$17,169	$—	$676
Severance and employee-related benefits	Cost of goods sold	6,472	—	—
Accelerated depreciation	SG&A expenses	455	—	—
Contract termination and other	SG&A expenses	—	591	1,326
Total Other Restructuring Charges		$24,096	$591	$2,002

F-64 VF Corporation Fiscal 2026 Form 10-K

VF CORPORATION
Notes to Consolidated Financial Statements
March 2026
Other Restructuring Charges by reportable segment and the “All Other” category were as follows:

	Year Ended March

(In thousands)	2026	2025	2024
Outdoor	$5,183	$—	$242
Active	3,366	—	—
All Other	622	—	434
Corporate and other	14,925	591	1,326
Total	$24,096	$591	$2,002
Consolidated Restructuring Charges
The activity in the restructuring accrual related to Reinvent and Other Restructuring Charges was as follows:

(In thousands)	Severance	Other	Total
Accrual at March 2024	$60,160	$345	$60,505
Restructuring charges	67,675	894	68,569
Cash payments and settlements	(55,935)	(902)	(56,837)
Adjustments to accruals	(6,432)	—	(6,432)
Impact of foreign currency	(218)	—	(218)
Accrual at March 2025	65,250	337	65,587
Restructuring charges	42,923	—	42,923
Cash payments and settlements	(69,146)	—	(69,146)
Adjustments to accruals	(8,607)	(337)	(8,944)
Impact of foreign currency	622	—	622
Accrual at March 2026	$31,042	$—	$31,042
Of the total restructuring accrual at March 2026, $28.9 million is expected to be paid within the next 12 months and is classified within accrued liabilities (Note 14). The remaining $2.1 million will be paid out beyond the next 12 months and thus is classified within other liabilities. During the year ended March 2026, VF recorded adjustments to prior Reinvent accruals to reflect actual attrition rates that differed from original estimates.
NOTE 28 — SUBSEQUENT EVENT
On May 13, 2026, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on June 18, 2026 to shareholders of record on June 10, 2026.

VF Corporation Fiscal 2026 Form 10-K F-65

Schedule II — Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Period
(In thousands)
Year Ended March 2026
Allowance for doubtful accounts	$31,853	$9,480	$—		$17,369	(a)	$23,964
Valuation allowance for deferred income tax assets	531,028	—	240,225	(b)	—		771,253
Year Ended March 2025
Allowance for doubtful accounts	26,369	15,377	—		9,893	(a)	31,853
Valuation allowance for deferred income tax assets	436,047	—	94,981	(b)	—		531,028
Year Ended March 2024
Allowance for doubtful accounts	28,075	11,170	—		12,876	(a)	26,369
Valuation allowance for deferred income tax assets	424,932	—	11,115	(b)	—		436,047
(a)Deductions include accounts written off, net of recoveries, the effects of foreign currency translation and reclassifications.
(b)Additions primarily related to circumstances where it is more likely than not that deferred income tax assets will not be realized and the effects of foreign currency translation.

F-66 VF Corporation Fiscal 2026 Form 10-K