Form 10-Q
period 2026-06-27
V F CORP
filed 2026-07-29
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On July 25, 2026, there were 393,134,570 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2026	March 2026	June 2025
ASSETS
Current assets
Cash and cash equivalents	$670,063	$823,943	$642,386
Accounts receivable, less allowance for doubtful accounts of: June 2026 - $23,149; March 2026 - $23,964; June 2025 - $35,803	1,215,279	1,427,957	1,172,223
Inventories	1,899,470	1,371,274	2,135,478
Other current assets	417,758	386,340	425,429
Total current assets	4,202,570	4,009,514	4,375,516
Property, plant and equipment, net	674,539	674,508	720,785
Intangible assets, net	1,463,187	1,467,542	1,723,749
Goodwill	586,298	587,705	620,829
Operating lease right-of-use assets	1,307,325	1,320,733	1,319,142
Other assets	1,230,463	1,230,175	1,390,476
TOTAL ASSETS	$9,464,382	$9,290,177	$10,150,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$9,688	$10,139	$392,915
Current portion of long-term debt	499,375	—	586,005
Accounts payable	1,274,713	826,347	1,166,757
Current portion of operating lease liabilities	325,396	333,469	312,037
Accrued liabilities	839,250	1,011,217	981,925
Total current liabilities	2,948,422	2,181,172	3,439,639
Long-term debt	3,003,417	3,519,870	3,560,990
Long-term portion of operating lease liabilities	1,115,806	1,119,876	1,135,094
Other liabilities	632,120	619,381	722,491
Total liabilities	7,699,765	7,440,299	8,858,214
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at June 2026, March 2026 or June 2025	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at June 2026 - 393,117,450; March 2026 - 391,515,399; June 2025 - 390,555,382	98,279	97,879	97,639
Additional paid-in capital	3,480,918	3,487,884	3,527,375
Accumulated other comprehensive loss	(777,515)	(807,051)	(1,037,424)
Accumulated deficit	(1,037,065)	(928,834)	(1,295,307)
Total stockholders’ equity	1,764,617	1,849,878	1,292,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,464,382	$9,290,177	$10,150,497

See notes to consolidated financial statements.
3 VF Corporation Q1 FY27 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June

(In thousands, except per share amounts)	2026	2025
Revenues	$1,669,379	$1,760,666
Costs and operating expenses
Cost of goods sold	752,335	811,664
Selling, general and administrative expenses	1,000,116	1,035,611
Total costs and operating expenses	1,752,451	1,847,275
Operating loss	(83,072)	(86,609)
Interest income	5,807	2,518
Interest expense	(30,418)	(43,638)
Other income (expense), net	791	1,136
Loss before income taxes	(106,892)	(126,593)
Income tax benefit	(9,740)	(10,185)
Net loss	$(97,152)	$(116,408)
Net loss per common share
Basic	$(0.25)	$(0.30)
Diluted	$(0.25)	$(0.30)
Weighted average shares outstanding
Basic	392,107	390,024
Diluted	392,107	390,024

See notes to consolidated financial statements.
VF Corporation Q1 FY27 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June

(In thousands)	2026	2025
Net loss	$(97,152)	$(116,408)
Other comprehensive income (loss)
Foreign currency translation and other
Gains arising during the period	9,601	11,969
Income tax effect	(4,607)	45,593
Defined benefit pension plans
Amortization of net deferred actuarial losses	310	4,871
Amortization of deferred prior service credits	(159)	(153)
Reclassification of deferred prior service cost due to curtailments	—	(531)
Income tax effect	(42)	(1,050)
Derivative financial instruments
Gains (losses) arising during the period	11,410	(131,290)
Income tax effect	(1,612)	21,978
Reclassification of net (gains) losses realized	16,944	(13,305)
Income tax effect	(2,309)	2,234
Other comprehensive income (loss)	29,536	(59,684)
Comprehensive loss	$(67,616)	$(176,092)

See notes to consolidated financial statements.
5 VF Corporation Q1 FY27 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June

(In thousands)	2026	2025
OPERATING ACTIVITIES
Net loss	$(97,152)	$(116,408)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	57,786	64,362
Reduction in the carrying amount of right-of-use assets	93,558	85,219
Stock-based compensation	22,832	20,684
Provision for doubtful accounts	2,130	3,327
Pension expense in excess of (less than) contributions	1,325	(5,730)
Other, net	(22,755)	8,908
Changes in operating assets and liabilities:
Accounts receivable	213,530	200,423
Inventories	(537,005)	(450,750)
Accounts payable	467,921	347,962
Income taxes	(44,676)	(51,303)
Accrued liabilities	(99,782)	(110,210)
Operating lease right-of-use assets and liabilities	(91,872)	(86,168)
Other assets and liabilities	(28,336)	(55,776)
Cash used by operating activities	(62,496)	(145,460)
INVESTING ACTIVITIES
Payment for working capital adjustment for sale of business	(11,867)	—
Proceeds from sale of assets	22,514	605
Capital expenditures	(39,580)	(28,246)
Software purchases	(13,686)	(17,148)
Other, net	(1,681)	(4,224)
Cash used by investing activities	(44,300)	(49,013)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(451)	380,446
Payments on long-term debt	—	(282)
Payment of debt issuance costs	—	(1,540)
Cash dividends paid	(35,377)	(35,150)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	(5,097)	(4,519)
Cash provided (used) by financing activities	(40,925)	338,955
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(4,052)	72,377
Net change in cash, cash equivalents and restricted cash	(151,773)	216,859
Cash, cash equivalents and restricted cash – beginning of year	832,344	431,475
Cash, cash equivalents and restricted cash – end of period	$680,571	$648,334

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$670,063	$642,386
Other current assets	10,258	5,871
Other assets	250	77
Total cash, cash equivalents and restricted cash	$680,571	$648,334

See notes to consolidated financial statements.

VF Corporation Q1 FY27 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 2026
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2026	391,515,399	$97,879	$3,487,884	$(807,051)	$(928,834)	$1,849,878
Net loss	—	—	—	—	(97,152)	(97,152)
Dividends on Common Stock ($0.09 per share)	—	—	(35,377)	—	—	(35,377)
Stock-based compensation, net	1,602,051	400	28,411	—	(11,079)	17,732
Foreign currency translation and other	—	—	—	4,994	—	4,994
Defined benefit pension plans	—	—	—	109	—	109
Derivative financial instruments	—	—	—	24,433	—	24,433
Balance, June 2026	393,117,450	$98,279	$3,480,918	$(777,515)	$(1,037,065)	$1,764,617

	Three Months Ended June 2025
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2025	389,695,199	$97,424	$3,540,686	$(977,740)	$(1,173,011)	$1,487,359
Net loss	—	—	—	—	(116,408)	(116,408)
Dividends on Common Stock ($0.09 per share)	—	—	(35,150)	—	—	(35,150)
Stock-based compensation, net	860,183	215	21,839	—	(5,888)	16,166
Foreign currency translation and other	—	—	—	57,562	—	57,562
Defined benefit pension plans	—	—	—	3,137	—	3,137
Derivative financial instruments	—	—	—	(120,383)	—	(120,383)
Balance, June 2025	390,555,382	$97,639	$3,527,375	$(1,037,424)	$(1,295,307)	$1,292,283

See notes to consolidated financial statements.
7 VF Corporation Q1 FY27 Form 10-Q

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
VF Corporation Q1 FY27 Form 10-Q 8

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company’s current fiscal year runs from March 29, 2026 through April 3, 2027 (“Fiscal 2027”) and contains 53 weeks, with an additional week occurring in the fourth quarter. This Form 10-Q presents our first quarter of Fiscal 2027. For presentation purposes herein, all references to periods ended June 2026 and June 2025 relate to the fiscal periods ended on June 27, 2026 and June 28, 2025, respectively. References to March 2026 relate to information as of March 28, 2026.
Basis of Presentation
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell the Dickies® brand business (“Dickies”). On November 12, 2025, VF completed the sale of Dickies. Refer to Note 4 for additional information on the divestiture.
Certain prior year amounts have been reclassified to conform to the Fiscal 2027 presentation.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2026 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three months ended June 2026 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2027. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 28, 2026 (“Fiscal 2026 Form 10-K”).
Use of Estimates
In preparing the interim consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the interim consolidated financial statements and accompanying notes. Actual results may differ from those estimates due to risks and uncertainties.
Changes in Laws and Regulations
VF recognizes the financial effects of changes in laws or regulations in the period in which the Company obtains a legal right to the related asset or incurs a legal obligation for the related liability. On February 20, 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Power Act (“IEEPA”) were deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection (“CBP”) must refund IEEPA tariffs that were collected, with interest. As a result, VF recorded a tariff refund receivable, as of March 2026, of $149.7 million related to tariffs paid under IEEPA from April 2025 until February 20, 2026. Interest was not included due to the uncertainty of the amount but is not believed to be material. On April 20, 2026, approximately $57 million of IEEPA entries were submitted during the first phase of refund processing. In the three months ended June 2026, VF received approximately $49 million of these refunds and approximately $1 million of interest. Subsequent to the end of the first quarter, VF received substantially all of the remaining refunds submitted during the first phase. During the second phase of refund processing, approximately $88 million of IEEPA entries were submitted. Submission and processing of the remaining IEEPA tariffs is subject to finalization of the process for the next phase of refunds by CBP. VF will re-evaluate its assessment at each reporting period based on any new information.
The tariff refund receivable is included in the accounts receivable, net line item in the Consolidated Balance Sheets as of June 2026 and March 2026, and was $100.8 million as of June 2026 and $149.7 million as of March 2026. Refunds related to inventory that was sold were recognized as a reduction to cost of goods sold and refunds related to inventory on hand were recognized as a reduction to the carrying amount of inventory. For the year ended March 2026, VF recognized $93.8 million as a reduction to cost of goods sold. As of March 2026, $55.9 million was recorded as a reduction to inventory and will be recognized as a decrease in cost of goods sold as the inventory turns. In the three months ended June 2026, VF recognized $37.3 million as a reduction to cost of goods sold, which offsets the IEEPA tariff charges initially incurred on the inventory.
Also, VF recorded a liability of $37.6 million as of June 2026 and March 2026, reflecting the portion of the refund that VF has committed to reimburse certain vendors and partners, which is included in the accounts payable line item in the Consolidated Balance Sheets as of June 2026 and March 2026. For the year ended March 2026, VF recognized $22.7 million as an increase to cost of goods sold and $14.9 million as an increase to inventory. Amounts that are deferred into inventory will be recognized as an increase in the cost of goods sold as the inventory turns. In the three months ended June 2026, VF recognized $9.2 million as an increase to cost of goods sold, which offsets the benefit initially provided by vendors and partners.
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is intended to enhance expense disclosures by requiring additional disaggregation of certain costs and expenses, on an interim and annual basis, within the footnotes to the financial statements. The guidance will be effective for annual disclosures beginning in Fiscal 2028 and subsequent interim periods. Early adoption is permitted and the amendments may be applied either
9 VF Corporation Q1 FY27 Form 10-Q

prospectively or retrospectively. The Company is evaluating the impact that adopting this guidance will have on VF’s disclosures.
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
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	June 2026	March 2026	June 2025
Contract assets (a)	$1,126	$976	$6,365
Contract liabilities (b)	78,421	76,923	76,164
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three months ended June 2026, the Company recognized $47.3 million of revenue that was included in the contract liability balance during the period, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from timing differences between the Company’s satisfaction of performance obligations and the customer’s payment.
Performance Obligations
As of June 2026, the Company expects to recognize $8.5 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through December 2028. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of June 2026, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
VF Corporation Q1 FY27 Form 10-Q 10

Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended June 2026
(In thousands)	Outdoor	Active	All Other (a)	Total
Channel revenues
Wholesale	$471,604	$359,357	$93,791	$924,752
Direct-to-consumer	382,176	304,909	51,306	738,391
Royalty	3,199	3,037	—	6,236
Total	$856,979	$667,303	$145,097	$1,669,379

Geographic revenues
Americas	$408,128	$400,081	$87,292	$895,501
Europe	274,997	189,700	46,449	511,146
Asia-Pacific	173,854	77,522	11,356	262,732
Total	$856,979	$667,303	$145,097	$1,669,379

	Three Months Ended June 2025
(In thousands)	Outdoor	Active	All Other (a)	Total
Channel revenues
Wholesale	$456,831	$392,423	$175,252	$1,024,506
Direct-to-consumer	352,210	301,029	67,424	720,663
Royalty	3,425	6,235	5,837	15,497
Total	$812,466	$699,687	$248,513	$1,760,666

Geographic revenues
Americas	$372,847	$404,035	$160,716	$937,598
Europe	272,844	213,507	64,912	551,263
Asia-Pacific	166,775	82,145	22,885	271,805
Total	$812,466	$699,687	$248,513	$1,760,666
(a)“All Other” is included for purposes of reconciliation of revenues, but it is not considered a reportable segment. “All Other” includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®.
NOTE 4 — DIVESTITURE

The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and return to shareholders.
Dickies
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell Dickies for $600.0 million in cash, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. On November 12, 2025, VF completed the sale of Dickies and received proceeds of $600.5 million, net of cash sold. VF recorded a final pre-tax gain of $127.2 million in the year ended March 2026, which included a reduction to the gain to reflect final working capital adjustments of $11.9 million that were paid in the three months ended June 2026. The pre-tax gain was included in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026.
The Company determined that the sale of Dickies did not represent a strategic shift that would have a major effect on the Company’s operations and financial results, and therefore did not qualify for presentation as a discontinued operation. The results of operations for Dickies through the date of sale are included within the “All Other” category in Note 14, Reportable Segment Information.
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
11 VF Corporation Q1 FY27 Form 10-Q

NOTE 5 — INVENTORIES

(In thousands)	June 2026	March 2026	June 2025
Finished products	$1,865,067	$1,337,168	$2,095,573
Work-in-process	34,403	34,106	39,794
Raw materials	—	—	111
Total inventories	$1,899,470	$1,371,274	$2,135,478
NOTE 6 — INTANGIBLE ASSETS

			June 2026			March 2026
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	20 years	Accelerated	$248,115	$205,112	$43,003	$45,824
Indefinite-lived intangible assets:
Trademarks and trade names					1,420,184	1,421,718
Intangible assets, net					$1,463,187	$1,467,542

Amortization expense for the three months ended June 2026 was $2.7 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2027 is $10.6 million, $9.8 million, $9.0 million, $6.9 million and $5.4 million, respectively.
NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment and the “All Other” category as follows:

(In thousands)	Outdoor	Active	All Other (a)	Total
Balance, March 2026	$102,477	$338,734	$146,494	$587,705
Foreign currency translation	113	(1,180)	(340)	(1,407)
Balance, June 2026	$102,590	$337,554	$146,154	$586,298
(a)“All Other” is included for purposes of reconciliation of goodwill, but it is not considered a reportable segment.
Accumulated impairment charges for the Outdoor reportable segment and the “All Other” category were $730.2 million and $107.7 million, respectively, as of June 2026 and March 2026.
No impairment charges were recorded during the three months ended June 2026.
VF Corporation Q1 FY27 Form 10-Q 12

NOTE 8 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. All of these leases are operating leases. VF previously had one finance lease for a distribution center that was sold in Fiscal 2026 as part of the Dickies divestiture. Total lease cost includes operating lease cost, variable lease cost, finance lease cost, short-term lease cost and an impairment of right-of-use assets. The components of lease cost were as follows:

	Three Months Ended June

(In thousands)	2026	2025
Operating lease cost	$102,847	$98,428
Other lease cost	39,917	34,913
Total lease cost	$142,764	$133,341
During the three months ended June 2026, the Company recorded a $6.4 million impairment charge in the selling, general and administrative (“SG&A”) expenses line item in VF's Consolidated Statement of Operations for an impairment of a distribution center.
During the three months ended June 2026 and 2025, the Company paid $109.9 million and $100.0 million for operating leases, respectively. During the three months ended June 2026 and 2025, the Company obtained $85.7 million and $104.6 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 9 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance (“SCF”) program that enables a significant portion of our inventory suppliers to leverage VF’s credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. At June 2026, March 2026 and June 2025, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $960.7 million, $466.0 million and $887.1 million, respectively, due to suppliers that are eligible to participate in the SCF program.
NOTE 10 — PENSION PLANS
The components of pension cost for VF’s defined benefit plans were as follows:

	Three Months Ended June

(In thousands)	2026	2025
Service cost – benefits earned during the period	$2,186	$2,513
Interest cost on projected benefit obligations	1,751	11,147
Expected return on plan assets	(1,465)	(15,007)
Curtailments	—	(531)
Amortization of deferred amounts:
Net deferred actuarial losses	310	4,871
Deferred prior service credits	(159)	(153)
Net periodic pension cost	$2,623	$2,840

In May 2025, VF executed a resolution to terminate the U.S. qualified pension plan, which was previously frozen and no longer accruing benefits. In February 2026, the Company completed the termination of the plan through a combination of lump-sum payments to eligible participants and the purchase of group annuity contracts to settle the remaining benefit obligations.
VF has reported the service cost component of net periodic pension cost in operating loss and the other components, which include interest cost, expected return on plan assets, curtailments and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $1.3 million to its defined benefit plans during the three months ended June 2026, and intends to make approximately $13.5 million of contributions during the remainder of Fiscal 2027.
VF recorded $0.5 million in curtailment gains in the other income (expense), net line item in the Consolidated Statement of Operations for the three months ended June 2025, related to employee exits from an international plan resulting from restructuring actions.
13 VF Corporation Q1 FY27 Form 10-Q

NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the three months ended June 2026, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of June 2026, March 2026 or June 2025. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings (accumulated deficit).
Accumulated Other Comprehensive Loss
Comprehensive loss consists of net loss and specified components of other comprehensive income (loss), which relate to changes in assets and liabilities that are not included in net loss under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive loss is presented in the Consolidated Statements of Comprehensive Loss. The deferred components of other comprehensive income (loss) are reported, net of related income taxes, in accumulated other comprehensive loss (“OCL”) in stockholders’ equity, as follows:

(In thousands)	June 2026	March 2026	June 2025
Foreign currency translation and other	$(762,117)	$(767,111)	$(763,627)
Defined benefit pension plans	(11,017)	(11,126)	(176,910)
Derivative financial instruments	(4,381)	(28,814)	(96,887)
Accumulated other comprehensive loss	$(777,515)	$(807,051)	$(1,037,424)
The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended June 2026
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2026	$(767,111)	$(11,126)	$(28,814)	$(807,051)
Other comprehensive income (loss) before reclassifications	4,994	(3)	9,798	14,789
Amounts reclassified from accumulated other comprehensive loss	—	112	14,635	14,747
Net other comprehensive income	4,994	109	24,433	29,536
Balance, June 2026	$(762,117)	$(11,017)	$(4,381)	$(777,515)

	Three Months Ended June 2025
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2025	$(821,189)	$(180,047)	$23,496	$(977,740)
Other comprehensive income (loss) before reclassifications	57,562	10	(109,312)	(51,740)
Amounts reclassified from accumulated other comprehensive loss	—	3,127	(11,071)	(7,944)
Net other comprehensive income (loss)	57,562	3,137	(120,383)	(59,684)
Balance, June 2025	$(763,627)	$(176,910)	$(96,887)	$(1,037,424)
VF Corporation Q1 FY27 Form 10-Q 14

Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended June
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2026	2025
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(310)	$(4,871)
Deferred prior service credits	Other income (expense), net	159	153
Pension curtailment gains	Other income (expense), net	—	531
Total before tax		(151)	(4,187)
Income tax effect		39	1,060
Net of tax		(112)	(3,127)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Revenues	479	(1,971)
Foreign exchange contracts	Cost of goods sold	(17,641)	15,034
Foreign exchange contracts	SG&A expenses	(133)	(261)
Foreign exchange contracts	Other income (expense), net	324	476
Interest rate contracts	Interest expense	27	27
Total before tax		(16,944)	13,305
Income tax effect		2,309	(2,234)
Net of tax		(14,635)	11,071
Total reclassifications for the period, net of tax		$(14,747)	$7,944
NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the three months ended June 2026, VF granted stock options to executives to purchase 1,748,898 shares of its Common Stock at an exercise price of $16.70 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Stock options typically vest and become exercisable in equal annual installments over three years. All options have ten-year terms.
The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Three Months Ended June 2026
Expected volatility	45% to 61%
Weighted average expected volatility	58%
Expected term (in years)	7.3
Weighted average dividend yield	2.2%
Risk-free interest rate	3.79% to 4.56%
Weighted average fair value at date of grant	$8.04
During the three months ended June 2026, VF granted 1,262,880 nonperformance-based restricted stock units (“RSUs”) to executives that enable them to receive one share of VF Common Stock for each unit over a five-year vesting period. These units vest 25% on the second, third, fourth and fifth anniversaries of the grant date. The fair market value of VF Common Stock at the date the units were granted was $16.70 per share.
During the three months ended June 2026, VF granted 131,747 nonperformance-based stock units to non-employee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant, unless a director has elected to defer receipt of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $16.70 per share.
In addition, VF granted 2,402,880 nonperformance-based RSUs to employees during the three months ended June 2026. These units vest over a period of four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $16.70 per share.
In Fiscal 2026, VF granted 516,605 performance-based RSUs with a market condition to the Chief Executive Officer (“CEO”) that enables him to receive shares of VF Common Stock at the end of a performance cycle that goes through Fiscal 2028. Each performance-based RSU has a potential final payout of either zero or one share of VF Common Stock. The number of shares earned by the CEO, if any, is based on achievement of an adjusted operating margin percentage in Fiscal 2028 and a VF
15 VF Corporation Q1 FY27 Form 10-Q

stock price target of $32 during the performance period. The targets were set for both and achievement will be determined by the Talent and Compensation Committee (the “Committee”) of the Board of Directors. In the first quarter of Fiscal 2027, the Committee and the Board of Directors further clarified the achievement of the adjusted operating margin percentage target as an exit run rate (as defined by the Committee) in Fiscal 2028, which clarification did not change the fair value of the award and did not result in incremental compensation cost. Shares will be issued to the CEO following the conclusion of the performance period, subject to completion of a one-year holding period. The grant date fair value of the award incorporated achievement of the stock price target using a Monte Carlo simulation technique that incorporates option-pricing model inputs and was $5.10 per share. The grant date fair value is being recognized over the service period so long as achievement of the operating income percentage target is probable.
NOTE 13 — INCOME TAXES
The effective income tax rate for the three months ended June 2026 was 9.1% compared to 8.0% in the 2025 period. The three months ended June 2026 included a net discrete tax expense of $7.0 million, which was comprised primarily of changes to unrecognized tax benefits and interest. Excluding the $7.0 million net discrete tax expense in the 2026 period, the effective income tax rate would have been 15.7%. The three months ended June 2025 included a net discrete tax expense of $11.5 million, which was comprised primarily of a $7.4 million net tax expense related to unrecognized tax benefits and interest and a $4.1 million tax expense related to stock compensation. Excluding the $11.5 million net discrete tax expense in the 2025 period, the effective income tax rate would have been 17.2%. Without discrete items, the effective income tax rate for the three months ended June 2026 decreased by 1.5% compared with the 2025 period primarily due to changes in the jurisdictional mix of earnings.
NOTE 14 — REPORTABLE SEGMENT INFORMATION
VF’s President and CEO is the Company’s chief operating decision maker (“CODM”). The Company’s individual global brands, or in certain cases the combination of global brands, have been determined to be operating segments. The operating segments have been evaluated and aggregated into reportable segments because they meet the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance. Based on this assessment, the Company’s reportable segments have been identified as: Outdoor and Active. In addition, VF reports results for an “All
Other” category to reconcile between the Company’s reportable segments and its consolidated results of operations and assets. “All Other” includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®, which do not meet the quantitative threshold to be disclosed as a separate reportable segment.
The results of Dickies have been included in the “All Other” category through the November 12, 2025 date of sale.
Below is a description of VF’s reportable segments and the brands included within each:

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
The primary financial measures used by the CODM to assess performance and allocate resources to VF’s segments are segment revenues and segment profit. Segment profit comprises the operating income (loss) and other income (expense), net line items of each segment. Segment revenues and segment profit are regularly reviewed by the CODM and compared against historical results, forecast and budget information in order to make decisions about how to allocate capital and other resources to each segment.
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
VF Corporation Q1 FY27 Form 10-Q 16

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
Financial information for VF’s segments is as follows:

	Three Months Ended June 2026
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$856,979	$667,303	$1,524,282
“All Other” revenues			145,097
Total revenues			1,669,379
Less:
Cost of goods sold	405,872	278,616
Marketing expenses	83,980	56,090
Other SG&A expenses	409,309	285,264
Other segment items (a)	564	76
Segment profit (loss)	(41,618)	47,409	5,791
Corporate and other expenses			(72,628)
Interest expense, net			(24,611)
“All Other” loss			(15,444)
Loss before income taxes			$(106,892)
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.

	Three Months Ended June 2025
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$812,466	$699,687	$1,512,153
“All Other” revenues			248,513
Total revenues			1,760,666
Less:
Cost of goods sold	386,077	298,769
Marketing expenses	71,591	53,117
Other SG&A expenses	398,553	291,280
Other segment items (a)	1,485	317
Segment profit (loss)	(42,270)	56,838	14,568
Corporate and other expenses			(104,560)
Interest expense, net			(41,120)
“All Other” profit			4,519
Loss before income taxes			$(126,593)
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
17 VF Corporation Q1 FY27 Form 10-Q

(In thousands)	June 2026	March 2026	June 2025
Segment assets:
Outdoor	$1,874,318	$1,634,714	$1,791,623
Active	877,531	800,316	983,790
All Other	318,555	306,730	522,127
Corporate and other	44,345	57,471	10,161
Total segment assets	3,114,749	2,799,231	3,307,701
Cash and cash equivalents	670,063	823,943	642,386
Property, plant and equipment, net	674,539	674,508	720,785
Goodwill and intangible assets, net	2,049,485	2,055,247	2,344,578
Operating lease right-of-use assets	1,307,325	1,320,733	1,319,142
Other assets	1,648,221	1,616,515	1,815,905
Consolidated assets	$9,464,382	$9,290,177	$10,150,497

	Three Months Ended June

(In thousands)	2026	2025
Depreciation and amortization:
Outdoor	$27,231	$25,974
Active	12,628	13,378
All Other	2,509	4,942
Corporate and other	15,418	20,068
	$57,786	$64,362
NOTE 15 — NET LOSS PER SHARE

	Three Months Ended June

(In thousands, except per share amounts)	2026	2025
Net loss per common share – basic:
Net loss	$(97,152)	$(116,408)
Weighted average common shares outstanding	392,107	390,024
Net loss per common share	$(0.25)	$(0.30)
Net loss per common share – diluted:
Net loss	$(97,152)	$(116,408)
Weighted average common shares outstanding	392,107	390,024
Incremental shares from stock options and other dilutive securities	—	—
Adjusted weighted average common shares outstanding	392,107	390,024
Net loss per common share	$(0.25)	$(0.30)

In the three-month periods ended June 2026 and June 2025, the dilutive impacts of all outstanding stock options and other dilutive securities were excluded from dilutive shares as a result of the Company’s net loss for the periods and, as such, their inclusion would have been anti-dilutive. As a result a total of
27.5 million and 29.0 million potentially dilutive shares related to stock options and other dilutive securities were excluded from the diluted net loss per share calculations for the three-month periods ended June 2026 and June 2025, respectively.
VF Corporation Q1 FY27 Form 10-Q 18

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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
June 2026
Financial assets:
Cash equivalents:
Money market funds	$287,368	$287,368	$—	$—
Time deposits	63,763	63,763	—	—
Derivative financial instruments	50,843	—	50,843	—
Deferred compensation and other	78,039	78,039	—	—
Financial liabilities:
Derivative financial instruments	36,871	—	36,871	—
Deferred compensation	74,112	—	74,112	—
Contingent consulting fees	6,261	—	—	6,261

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2026
Financial assets:
Cash equivalents:
Money market funds	$220,135	$220,135	$—	$—
Time deposits	74,648	74,648	—	—
Derivative financial instruments	28,914	—	28,914	—
Deferred compensation and other	72,814	72,814	—	—
Financial liabilities:
Derivative financial instruments	48,723	—	48,723	—
Deferred compensation	69,043	—	69,043	—
Contingent consulting fees	6,534	—	—	6,534
(a)There were no transfers among the levels within the fair value hierarchy during the three months ended June 2026 or the year ended March 2026.
19 VF Corporation Q1 FY27 Form 10-Q

The following table presents the activity related to the contingent consulting fees designated as Level 3:

	Three Months Ended June

(In thousands)	2026	2025
Beginning Balance	$6,534	$23,900
Cash payments	—	(20,000)
Change in fair value	(273)	(1,039)
Ending Balance	$6,261	$2,861
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
During the second quarter of Fiscal 2025, VF entered into a contract with a consulting firm to support Reinvent, VF’s transformation program. Fees related to this contract could be up to $146.0 million, which includes $71.0 million of fixed fees and $75.0 million of contingent fees tied to increases in VF’s stock price. The contingent fees are accounted for under Accounting Standards Codification Topic 718 — Stock Compensation as a liability award to a non-employee. Accordingly, VF has utilized the Monte Carlo valuation model (Level 3) to estimate the fair value of the award at its inception, and will adjust such fair value on a quarterly basis over the measurement period, which concludes on June 30, 2027. Changes in the fair value are recognized in the SG&A expenses line item in the Consolidated Statements of Operations over the relevant service period, which concluded in the third quarter of Fiscal 2026. Accordingly, future changes in fair value are recognized immediately in the SG&A expenses line item in the Consolidated Statements of Operations. The valuation includes the effects of market conditions that are based upon VF’s stock price performance relative to stock price targets and a minimum payout dependent on the Standard & Poor’s 500 Index return and VF’s total shareholder return versus that of peer companies over the measurement period. As of June 2026, the total fair value of the remaining contingent fees was $6.3 million, with ($0.3) million recognized in the three months ended June 2026. During the three months ended June 2025, $20.0 million of contingent fees were paid to the consulting firm. As of June 2025, the total fair value of the remaining contingent fees was $4.3 million, with ($1.0) million recognized in the three months ended June 2025.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2026 and March 2026, their carrying values approximated their fair values. Additionally, at June 2026 and March 2026, the carrying values of VF’s long-term debt, including the current portion, were $3,502.8 million and $3,519.9 million, respectively, compared with fair values of $3,312.1 million and $3,262.5 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments at June 2026 are foreign currency exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.4 billion at June 2026, $3.1 billion at March 2026 and $3.2 billion at June 2025, consisting primarily of contracts hedging exposures to the euro, British pound, Chinese renminbi, Canadian dollar, Mexican peso, Swiss franc, Taiwan dollar, Polish zloty, Swedish krona, South Korean won and Japanese yen. These derivative contracts have maturities up to 20 months.
VF Corporation Q1 FY27 Form 10-Q 20

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	June 2026	March 2026	June 2025	June 2026	March 2026	June 2025
Derivatives Designated as Hedging Instruments:
Cash flow foreign exchange contracts	$50,113	$28,122	$18,528	$(36,244)	$(48,711)	$(129,307)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	730	792	128	(627)	(12)	(722)
Total derivatives	$50,843	$28,914	$18,656	$(36,871)	$(48,723)	$(130,029)
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

	June 2026		March 2026		June 2025

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$50,843	$(36,871)	$28,914	$(48,723)	$18,656	$(130,029)
Gross amounts not offset in the Consolidated Balance Sheets	(18,539)	18,539	(12,453)	12,453	(17,940)	17,940
Net amounts	$32,304	$(18,332)	$16,461	$(36,270)	$716	$(112,089)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		June 2026	March 2026	June 2025
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$34,841	$17,800	$14,964
Foreign exchange contracts	Accrued liabilities	(31,378)	(46,231)	(101,114)
Foreign exchange contracts	Other assets	16,002	11,114	3,692
Foreign exchange contracts	Other liabilities	(5,493)	(2,492)	(28,915)
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

(In thousands)	Gain (Loss) on Derivatives Recognized in Accumulated OCL Three Months Ended June

Cash Flow Hedging Relationships	2026	2025
Foreign exchange contracts	$11,410	$(131,290)
21 VF Corporation Q1 FY27 Form 10-Q

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Loss Three Months Ended June

Cash Flow Hedging Relationships	Location of Gain (Loss)	2026	2025
Foreign exchange contracts	Revenues	$479	$(1,971)
Foreign exchange contracts	Cost of goods sold	(17,641)	15,034
Foreign exchange contracts	SG&A expenses	(133)	(261)
Foreign exchange contracts	Other income (expense), net	324	476
Interest rate contracts	Interest expense	27	27
Total		$(16,944)	$13,305

Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as third-party and intercompany borrowings and interest payments. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF’s Consolidated Statements of Operations were not material for the three months ended June 2026 and June 2025.
Other Derivative Information
At June 2026, accumulated OCL included $33.9 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represented €1.5 billion in aggregate principal as of June 2026, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a non-derivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three-month period ended June 2026, the Company recognized an after-tax gain of $13.8 million in other comprehensive income (loss) related to the net investment hedge transaction and an after-tax loss of $134.4 million for the three-month period ended June 2025. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
NOTE 18 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. A description of significant restructuring programs and other restructuring charges is provided below.

Reinvent

On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. All actions related to the program were substantially complete at the end of the first quarter of Fiscal 2026. However, in the three months ended June 2026, VF recorded a gain of $17.6 million and an impairment charge of $6.4 million related to the sale of a distribution center and an impairment of a leased distribution center, respectively. These amounts are included in
Reinvent as the actions leading to the gain and the impairment charge were initiated under Reinvent. Of the total Reinvent restructuring charges, 76% related to severance and employee-related benefits and the remainder primarily related to asset impairments and write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the three months ended June 2026, $1.8 million of cash payments related to the Reinvent charges were made.
VF Corporation Q1 FY27 Form 10-Q 22

The type of cost and respective location of restructuring charges related to Reinvent within VF’s Consolidated Statements of Operations for the three months ended June 2026 and 2025, and the cumulative charges recorded since the inception of Reinvent were as follows:

		Three Months Ended June		Cumulative Charges

(In thousands)		2026	2025
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$—	$11,248	$138,040
Severance and employee-related benefits	Cost of goods sold	—	4,225	10,003
Contract termination and other	SG&A expenses	—	326	1,063
Contract termination and other	Cost of goods sold	—	—	157
Asset impairments and write-downs	SG&A expenses	6,397	2,200	56,736
Gain on the sale of fixed assets	SG&A expenses	(17,600)	—	(17,600)
Pension withdrawal	SG&A expenses	—	—	5,216
Curtailment gains	Other income (expense), net	—	(531)	(1,467)
Accelerated depreciation	SG&A expenses	—	—	1,317
Accelerated depreciation	Cost of goods sold	—	—	339
Total Reinvent Restructuring Charges		$(11,203)	$17,468	$193,804
All restructuring charges related to Reinvent recognized in the three months ended June 2026 and 2025 were reported within 'Corporate and other' expenses in Note 14, Reportable Segment Information.
Other Restructuring Charges
Other Restructuring Charges are related to various approved initiatives. The type of cost and respective location of Other Restructuring Charges within VF’s Consolidated Statements of Operations for the three months ended June 2026 and 2025 were as follows:

		Three Months Ended June

(In thousands)		2026	2025
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$2,363	$—
Severance and employee-related benefits	Cost of goods sold	45	—
Total Other Restructuring Charges		$2,408	$—
Other Restructuring Charges by reportable segment and the “All Other” category were as follows:

	Three Months Ended June

(In thousands)	2026	2025
Outdoor	$50	$—
Active	1,095	—
All Other	29	—
Corporate and other	1,234	—
Total	$2,408	$—
23 VF Corporation Q1 FY27 Form 10-Q

Consolidated Restructuring Charges
The activity in the restructuring accrual related to Reinvent and Other Restructuring Charges for the three-month period ended June 2026 was as follows:

(In thousands)	Severance
Accrual at March 2026	$31,042
Restructuring charges	2,408
Cash payments and settlements	(4,909)
Adjustments to accruals	(862)
Impact of foreign currency	46
Accrual at June 2026	$27,725
Of the total restructuring accrual at June 2026, $26.6 million is expected to be paid within the next 12 months and is classified within accrued liabilities. The remaining $1.1 million will be paid out beyond the next 12 months and thus is classified within other liabilities. During the three months ended June 2026, VF recorded adjustments to prior Reinvent accruals to reflect actual attrition rates that differed from original estimates.
NOTE 19 — CONTINGENCIES
On September 12, 2025 and November 6, 2025, putative securities class action complaints naming VF and certain of its current and former directors and officers were filed in the U.S. District Court for the District of Colorado (the “Court”). The Court consolidated the cases into one action (the “Consolidated Action”). An amended complaint in the Consolidated Action was filed on February 23, 2026, also naming as defendants VF and certain of its current and former directors and officers. The amended complaint asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of a putative class of all persons and entities who purchased or otherwise acquired VF securities between September 28, 2022 and May 20, 2025, inclusive. It contends that certain statements made by VF and certain of its officers and directors were allegedly false or misleading and seeks unspecified damages on behalf of the putative class. VF filed a motion to dismiss the amended complaint on April 24, 2026. On June 30, 2026, Plaintiffs filed their opposition to VF’s motion to dismiss the amended complaint. VF believes the allegations in the Consolidated Action are entirely without merit and VF will be vigorously defending against them. At this time, the outcome of this matter remains uncertain.
NOTE 20 — SUBSEQUENT EVENT
On July 27, 2026, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on September 17, 2026 to stockholders of record on September 10, 2026.
VF Corporation Q1 FY27 Form 10-Q 24

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company’s current fiscal year runs from March 29, 2026 through April 3, 2027 (“Fiscal 2027”) and contains 53 weeks, with an additional week occurring in the fourth quarter. This Form 10-Q presents our first quarter of Fiscal 2027. For presentation purposes herein, all references to periods ended June 2026 and June 2025 relate to the fiscal periods ended on June 27, 2026 and June 28, 2025, respectively. References to March 2026 relate to information as of March 28, 2026.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. References to the three months ended June 2026 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three months ended June 2025 when translating foreign currencies into U.S. dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell the Dickies® brand business (“Dickies”). On November 12, 2025, VF completed the sale of Dickies. The Company determined that the sale of Dickies did not represent a strategic shift that would have a major effect on the Company’s operations and financial results, and therefore did not qualify for presentation as a discontinued operation. Refer to Note 4 to VF’s consolidated financial statements for additional information on the divestiture. All references to the impact of Dickies divestiture below represent Dickies revenue recognized in the first quarter of Fiscal 2026.

RECENT DEVELOPMENTS
Conflict in the Middle East
The conflict in the Middle East, which began during the fourth quarter of Fiscal 2026, has contributed to heightened geopolitical uncertainty, including impacts to global supply chains and increased fuel and oil costs. These and other factors may lead to broader macroeconomic implications, such as decreased consumer spending. While the length, scope and intensity of the conflict is unknown, VF does not believe the impact will be material, but will continue to monitor the evolving macroeconomic environment and its ability to mitigate the impact on VF’s business, financial condition and results of operations.
Dickies Divestiture
As noted above, VF completed the sale of Dickies on November 12, 2025. In connection with the closing of the transaction, VF received proceeds of $600.5 million, net of cash sold. VF recorded a final pre-tax gain of $127.2 million in the year ended March 2026, which included a reduction to the gain to reflect final working capital adjustments of $11.9 million that were paid in the three months ended June 2026. The pre-tax gain was included in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026.
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
VF paid tariffs totaling $149.7 million imposed under IEEPA, and on February 20, 2026 the U.S. Supreme Court ruled that these tariffs were deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection (“CBP”) must refund IEEPA tariffs that were collected, with interest. As a result, VF recorded a tariff refund receivable, as of March 2026, of $149.7 million related to tariffs paid under IEEPA from April 2025 until February 20, 2026. Interest was not included due to the uncertainty of the amount but is not believed to be material. On April 20, 2026, approximately $57 million of IEEPA entries were submitted during the first phase of refund processing. In the three months ended June 2026, VF received approximately $49 million of these refunds and approximately $1 million of interest. Subsequent to the end of the first quarter, VF received substantially all of the remaining refunds submitted during the first phase. During the second phase of refund processing, approximately $88 million of IEEPA entries were submitted. Submission and processing of the remaining IEEPA tariffs is subject to finalization of the process for the next phase of refunds by CBP. VF will re-evaluate its assessment at each reporting period based on any new information.
The tariff refund receivable is included in the accounts receivable, net line item in the Consolidated Balance Sheets as of June 2026 and March 2026, and was $100.8 million as of June 2026 and $149.7 million as of March 2026. For the year ended March 2026, VF recognized $93.8 million as a reduction to cost of goods sold. As of March 2026, $55.9 million was recorded as a reduction to inventory and will be recognized as a decrease in cost of goods sold as the inventory turns. In the three months ended June 2026, VF recognized $37.3 million as a reduction to cost of goods sold, which offsets the IEEPA tariff charges initially incurred on the inventory.
Also, VF recorded a liability of $37.6 million as of June 2026 and March 2026, reflecting the portion of the refund that VF has committed to reimburse certain vendors and partners, which is included in the accounts payable line item in the Consolidated Balance Sheets as of June 2026 and March 2026. For the year ended March 2026, VF recognized $22.7 million as an increase to cost of goods sold and $14.9 million as an increase to inventory. Amounts that are deferred into inventory will be recognized as an increase in the cost of goods sold as the inventory turns. In the three months ended June 2026, VF recognized $9.2 million
25 VF Corporation Q1 FY27 Form 10-Q

as an increase to cost of goods sold, which offsets the benefit initially provided by vendors and partners.
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

SUMMARY OF THE FIRST QUARTER OF FISCAL 2027

•Revenues decreased 5% to $1.7 billion compared to the three months ended June 2025, including a 2% favorable impact from foreign currency and a 6% unfavorable impact from the divestiture of Dickies.
•Outdoor segment revenues increased 5% to $857.0 million compared to the three months ended June 2025, including a 1% favorable impact from foreign currency.
•Active segment revenues decreased 5% to $667.3 million compared to the three months ended June 2025, including a 1% favorable impact from foreign currency.
•Wholesale revenues decreased 10% compared to the three months ended June 2025, including a 2% favorable impact from foreign currency and an 8% unfavorable impact from the divestiture of Dickies.
•Direct-to-consumer revenues increased 2% compared to the three months ended June 2025, including a 1% favorable impact from foreign currency and a 4% unfavorable impact from the divestiture of Dickies.
•International revenues decreased 4% compared to the three months ended June 2025, including a 3% favorable impact from foreign currency and a 4% unfavorable impact from the divestiture of Dickies.
•Revenues in the Americas region decreased 4% compared to the three months ended June 2025, including a 1% favorable impact from foreign currency and a 9% unfavorable impact from the divestiture of Dickies.
•Gross margin increased 100 basis points to 54.9% compared to the three months ended June 2025, primarily due to the divestiture of Dickies, tactical price increases, lower product costs, mix and lower discounts, partially offset by unfavorable foreign currency impacts.
•Net loss per share was ($0.25) compared to ($0.30) in the 2025 period. The decrease in net loss per share was primarily driven by lower charges related to Reinvent, VF’s transformation program, during the three months ended June 2026 compared to the three months ended June 2025 and lower net interest expense.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in revenues for the three months ended June 2026 from the comparable period in 2025:

(In millions)	Three Months Ended June
Revenues — 2025	$1,760.7
Organic	(3.0)
Impact of Dickies divestiture	(113.5)
Impact of foreign currency	25.2
Revenues — 2026	$1,669.4

VF reported a 5% decrease in revenues for the three months ended June 2026 compared to the 2025 period, including a 2% favorable impact from foreign currency. The decrease in revenues was primarily due to the Dickies divestiture in the third quarter of Fiscal 2026 and a decrease in wholesale revenues in the Active segment in the three months ended June 2026. The decrease was partially offset by an increase in revenues in the
Outdoor segment in the three months ended June 2026 and favorable impacts from foreign currency. In the three months ended June 2026, revenue decreases across all regions were partially offset by favorable impacts from foreign currency.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
VF Corporation Q1 FY27 Form 10-Q 26

The following table presents the percentage relationship to revenues for components of the Consolidated Statements of Operations:

	Three Months Ended June

	2026	2025
Gross margin (revenues less cost of goods sold)	54.9%	53.9%
Selling, general and administrative expenses	59.9	58.8
Operating margin	(5.0%)	(4.9%)
Note: Amounts may not sum due to rounding.

Gross margin increased 100 basis points in the three months ended June 2026 compared to the 2025 period, primarily due to the divestiture of Dickies, tactical price increases, lower product costs, mix and lower discounts, partially offset by unfavorable foreign currency impacts.
Selling, general and administrative expenses as a percentage of total revenues increased 110 basis points during the three months ended June 2026 compared to the 2025 period, reflecting lower leverage of operating expenses due to decreased revenues. Selling, general and administrative expenses decreased $35.5 million in the three months ended June 2026 compared to the 2025 period. The decrease in the three months ended June 2026 was primarily due to lower Reinvent restructuring charges and project-related costs and cost savings from Reinvent, partially offset by increased advertising costs.
Net interest expense decreased $16.5 million during the three months ended June 2026, compared to the 2025 period, primarily due to the February 2026 early redemption of €500.0 million ($582.2 million) in aggregate principal amount of its outstanding 4.125% Senior Notes due in March 2026, lower short-term borrowings in the three months ended June 2026 and an increase in interest income due to higher cash and cash equivalents. Total outstanding debt averaged $3.6 billion in the three months ended June 2026 and $4.5 billion in the same period in 2025, with weighted average interest rates of 2.9% and 3.2% in the three months ended June 2026 and 2025, respectively.
The effective income tax rate for the three months ended June 2026 was 9.1% compared to 8.0% in the 2025 period. The three months ended June 2026 included a net discrete tax expense of $7.0 million, which was comprised primarily of changes to unrecognized tax benefits and interest. Excluding the $7.0 million net discrete tax expense in the 2026 period, the effective income tax rate would have been 15.7%. The three months ended June 2025 included a net discrete tax expense of $11.5 million, which was comprised primarily of a $7.4 million net tax expense related to unrecognized tax benefits and interest and a $4.1 million tax expense related to stock compensation. Excluding the $11.5 million net discrete tax expense in the 2025 period, the effective income tax rate would have been 17.2%. Without discrete items, the effective income tax rate for the three months ended June 2026 decreased by 1.5% compared with the 2025 period primarily due to changes in the jurisdictional mix of earnings.
As a result of the above, net loss in the three months ended June 2026 was ($97.2) million (($0.25) per diluted share) compared to ($116.4) million (($0.30) per diluted share) in the 2025 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

Information by Reportable Segment
VF’s reportable segments are Outdoor and Active. We have included an “All Other” category in the revenues table below for purposes of reconciliation of total revenues.
The primary financial measures used by management to evaluate the financial results of VF’s reportable segments are segment revenues and segment profit. Segment profit (loss)
comprises the operating income (loss) and other income (expense), net line items of each segment.
Refer to Note 14 to the consolidated financial statements for a summary of results of operations by segment, along with a reconciliation of segment profit to loss before income taxes.
The following tables present a summary of the changes in revenues and segment profit (loss) in the three months ended June 2026 from the comparable period in 2025 and revenues by region for our Top 3 brands for the three months ended June 2026 and 2025:
Revenues:

	Three Months Ended June
(In millions)	Outdoor Segment	Active Segment	All Other	Total
Revenues — 2025	$812.5	$699.7	$248.5	$1,760.7
Organic	29.3	(41.0)	8.8	(3.0)
Impact of Dickies divestiture	—	—	(113.5)	(113.5)
Impact of foreign currency	15.2	8.6	1.3	25.2
Revenues — 2026	$857.0	$667.3	$145.1	$1,669.4
Note: Amounts may not sum due to rounding.
27 VF Corporation Q1 FY27 Form 10-Q

Segment Profit (Loss):

	Three Months Ended June
(In millions)	Outdoor Segment	Active Segment	Total
Segment profit (loss) — 2025	$(42.3)	$56.8	$14.6
Organic	(0.3)	(9.9)	(10.4)
Impact of foreign currency	1.0	0.5	1.6
Segment profit (loss) — 2026	$(41.6)	$47.4	$5.8
Note: Amounts may not sum due to rounding.

Top Brand Revenues:
	Three Months Ended June 2026
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$262.7	$286.8	$145.4	$694.9
Europe	189.7	116.0	85.3	391.0
Asia-Pacific	138.5	57.0	35.4	230.9
Global	$590.9	$459.8	$266.1	$1,316.8

	Three Months Ended June 2025
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$242.2	$295.7	$130.6	$668.5
Europe	183.9	136.3	89.0	409.2
Asia-Pacific	131.3	66.0	35.5	232.8
Global	$557.4	$498.0	$255.1	$1,310.5
Note: Amounts may not sum due to rounding.
The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor Segment

	Three Months Ended June

(Dollars in millions)	2026	2025	Percent Change
Segment revenues	$857.0	$812.5	5.5%
Segment loss	(41.6)	(42.3)	1.5%
Segment profit margin	(4.9%)	(5.2%)

The Outdoor segment includes the following brands: The North Face® and Timberland®.

Global revenues for Outdoor increased 5% in the three months ended June 2026 compared to the 2025 period, including a 1% favorable impact from foreign currency. Revenues in the Americas region increased 9% in the three months ended June 2026. Revenues in the Asia-Pacific region increased 4% in the three months ended June 2026, including a 4% favorable impact from foreign currency. Revenues in the Europe region increased 1% in the three months ended June 2026, including a 2% favorable impact from foreign currency.
Global revenues for The North Face® brand increased 6% in the three months ended June 2026 compared to the 2025 period, including a 2% favorable impact from foreign currency, with revenue growth across all regions. Revenue growth in the three months ended June 2026 was primarily driven by growth in the Americas region. Revenues in the Americas region increased 8% in the three months ended June 2026. Revenues in the Asia-Pacific region increased 5% in the three months ended June
2026, including a 5% favorable impact from foreign currency. Revenues in the Europe region increased 3% in the three months ended June 2026, including a 2% favorable impact from foreign currency.
Global revenues for the Timberland® brand increased 4% in the three months ended June 2026 compared to the 2025 period, including a 1% favorable impact from foreign currency, driven by growth in the Americas region. Revenues in the Americas region increased 11% in the three months ended June 2026, including a 1% favorable impact from foreign currency. Revenues in the Asia-Pacific region remained flat in the three months ended June 2026, including a 1% unfavorable impact from foreign currency. Revenues in the Europe region decreased 4% in the three months ended June 2026, including a 2% favorable impact from foreign currency.
VF Corporation Q1 FY27 Form 10-Q 28

Global direct-to-consumer revenues for Outdoor increased 9% in the three months ended June 2026 compared to the 2025 period, including a 2% favorable impact from foreign currency. The increase was primarily driven by growth in The North Face® brand across all regions. Global wholesale revenues increased 3% in the three months ended June 2026 compared to the 2025 period, including a 2% favorable impact from foreign currency. The increase in the three months ended June 2026 was primarily driven by increases in The North Face® and Timberland® brands in the Americas region.
Segment profit margin increased in the three months ended June 2026 compared to the 2025 period, reflecting higher gross margin, primarily driven by tactical price increases and lower product costs, partially offset by unfavorable foreign currency impacts. The increase in segment profit margin was also partially offset by higher direct-to-consumer and advertising costs.
Active Segment

	Three Months Ended June

(Dollars in millions)	2026	2025	Percent Change
Segment revenues	$667.3	$699.7	(4.6%)
Segment profit	47.4	56.8	(16.6%)
Segment profit margin	7.1%	8.1%
The Active segment includes the following brands: Vans®, Kipling®, Eastpak® and JanSport®.

Global revenues for Active decreased 5% in the three months ended June 2026 compared to the 2025 period, including a 1% favorable impact from foreign currency. Revenues in the Europe region decreased 11% in the three months ended June 2026, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 6% in the three months ended June 2026 compared to the 2025 period, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased 1% in the three months ended June 2026, including a 1% favorable impact from foreign currency.
Vans® brand global revenues decreased 8% in the three months ended June 2026 compared to the 2025 period, including a 1% favorable impact from foreign currency. The overall decline was primarily impacted by a 15% decrease in the Europe region, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 14% in the three months ended June 2026, including a 1% favorable impact from foreign currency. Revenues in the Americas region decreased
3% in the three months ended June 2026, including a 1% favorable impact from foreign currency.
Global direct-to-consumer revenues for Active increased 1% in the three months ended June 2026 compared to the 2025 period, including a 1% favorable impact from foreign currency, primarily driven by an increase in the Vans® brand in the Americas region. Global wholesale revenues decreased 9% in the three months ended June 2026, including a 1% favorable impact from foreign currency. The decrease was primarily due to decreases in the Vans® brand in the Europe and Americas regions.
Segment profit margin decreased in the three months ended June 2026 compared to the 2025 period, primarily due to lower leverage of operating expenses due to decreased revenues and unfavorable foreign currency impacts . The decrease in segment profit margin was partially offset by higher gross margin, which was primarily due to mix and lower discounts.
All Other

	Three Months Ended June

(Dollars in millions)	2026	2025	Percent Change
Revenues	$145.1	$248.5	(41.6%)
The “All Other” grouping includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. The “All Other” grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.
Global “All Other” revenues decreased 42% in the three months ended June 2026 compared to the 2025 period. Revenues in the Americas region decreased 46% in the three months ended June 2026. Revenues in the Europe region decreased 28% in the three months ended June 2026, including a 2% favorable impact from foreign currency. Revenues in the Asia-Pacific region decreased 50% in the three months ended June 2026, including a 1% favorable impact from foreign currency.
Revenues were impacted by the sale of Dickies on November 12, 2025. Excluding the impact of the Dickies divestiture, global “All
Other” revenues increased 7% in the three months ended June 2026 compared to the 2025 period, including a 1% favorable impact from foreign currency. Excluding the impact of the Dickies divestiture, revenues in the Americas region increased 15% and revenues in the Asia-Pacific region increased 19%, including a 3% favorable impact from foreign currency. Excluding the impact of the Dickies divestiture, revenues in the Europe region decreased 6% in the three months ended June 2026, including a 2% favorable impact from foreign currency.
29 VF Corporation Q1 FY27 Form 10-Q

Reconciliation of Segment Profit to Loss Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated loss before income taxes. These costs are (i) corporate and other expenses, discussed below, (ii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section, and (iii) profit (loss) related to the “All Other” category, discussed below, which includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. The “All Other” grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.

	Three Months Ended June

(Dollars in millions)	2026	2025	Percent Change
Corporate and other expenses	$72.6	$104.6	(30.5%)
Interest expense, net	24.6	41.1	(40.1%)
“All Other” profit (loss)	(15.4)	4.5	*
*Calculation not meaningful
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses.
The decrease in corporate and other expenses for the three months ended June 2026 was primarily due to lower Reinvent restructuring charges and project-related costs, including the gain on sale of a distribution center, and cost savings from Reinvent.
The increase in “All Other” loss for the three months ended June 2026 was due to lower gross profit related to the Dickies divestiture, increased advertising costs and lower gross margin due to unfavorable foreign currency impacts.

International

International revenues decreased 4% in the three months ended June 2026 compared to the 2025 period, including a 3% favorable impact from foreign currency and a 4% unfavorable impact from the divestiture of Dickies.
Revenues in the Europe region decreased 7% in the three months ended June 2026, including a 2% favorable impact from foreign currency and a 2% unfavorable impact from the divestiture of Dickies. In the Asia-Pacific region, revenues decreased 3% in the three months ended June 2026, including a 3% favorable impact from foreign currency and a 5% unfavorable impact from the divestiture of Dickies. Revenues in Greater China (which includes Mainland China, Hong Kong and Taiwan) increased 2% in the three months ended June 2026, including a 5% favorable impact from foreign currency and a 4% unfavorable impact from the divestiture of Dickies. Revenues in the Americas (non-U.S.) region increased 13% in the three months ended June 2026, including a 5% favorable impact from foreign currency and a 4% unfavorable impact from the divestiture of Dickies.
International revenues were 53% of total revenues in both the three-month periods ended June 2026 and 2025.

Direct-to-Consumer

Direct-to-consumer revenues increased 2% in the three months ended June 2026 compared to the 2025 period, including a 1% favorable impact from foreign currency and a 4% unfavorable impact from the divestiture of Dickies.
VF’s digital business increased 4% during the three months ended June 2026, including a 2% favorable impact from foreign currency and a 9% unfavorable impact from the divestiture of Dickies. The increase in the three months ended June 2026 was primarily due to increased digital revenues in the Asia-Pacific and Americas regions.
Revenues from VF-operated retail stores remained flat in the three months ended June 2026, including a 1% favorable impact from foreign currency and a 1% unfavorable impact from the divestiture of Dickies, primarily due to increases in the Americas and Europe regions offset by a decrease in the Asia-Pacific region. There were 1,068 VF-operated retail stores at June 2026 compared to 1,113 at June 2025.
Direct-to-consumer revenues were 44% and 41% of total revenues in the three-month periods ended June 2026 and 2025, respectively.

Wholesale

Wholesale revenues decreased 10% in the three months ended June 2026 compared to the 2025 period, including a 2% favorable impact from foreign currency and an 8% unfavorable impact from the divestiture of Dickies. The decrease in the three months ended June 2026 was primarily driven by decreases in the Americas and Europe regions.
Wholesale revenues were 56% and 59% of total revenues in the three-month periods ended June 2026 and 2025, respectively.
VF Corporation Q1 FY27 Form 10-Q 30

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at June 2026 compared to March 2026:
•Decrease in accounts receivable — primarily due to the seasonality of the business, the timing of collections and IEEPA tariff refunds received.
•Increase in inventories — primarily due to the seasonality of the business.
•Increase in the current portion of long-term debt — primarily due to the reclassification of $500.0 million of long-term notes due in April 2027 to current liabilities.
•Increase in accounts payable — primarily due to the seasonality of inventory purchases.
•Decrease in accrued liabilities — primarily due to a decrease in returns and discount allowances, lower accrued income taxes, lower accrued compensation and the timing of services received and payments made for other accruals.
•Decrease in long-term debt — primarily due to the reclassification of $500.0 million of long-term notes due in April 2027 to current liabilities.
The following discussion refers to significant changes in balances at June 2026 compared to June 2025:
•Decrease in inventories — primarily due to the removal of Dickies from the Consolidated Balance Sheet in connection with the completed divestiture in the third quarter of Fiscal
2026. Dickies’ inventory balance at June 2025 was $146.8 million.
•Decrease in intangible assets — primarily due to the removal of Dickies from the Consolidated Balance Sheet in connection with the completed divestiture in the third quarter of Fiscal 2026.
•Decrease in other assets — primarily due to the termination of the U.S. qualified pension plan in the fourth quarter of Fiscal 2026 and a decrease in deferred income tax assets.
•Decrease in short-term borrowings — primarily due to $350.0 million of borrowings under VF’s previous $2.25 billion senior unsecured revolving line of credit (the “Global Credit Facility”) as of June 2025, to support seasonal working capital requirements.
•Increase in accounts payable — primarily due to a $37.6 million payable recorded for reimbursements owed to vendors related to IEEPA tariff refunds and the timing of inventory shipments from and payments to vendors.
•Decrease in accrued liabilities — primarily due to a decrease in derivative liabilities, lower restructuring accruals and the timing of services received and payments made for other accruals.
•Decrease in long-term debt — primarily due to the reclassification of $500.0 million of long-term notes due in April 2027 to current liabilities.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

(Dollars in millions)	June 2026	March 2026	June 2025
Working capital	$1,254.1	$1,828.3	$935.9
Current ratio	1.4 to 1	1.8 to 1	1.3 to 1
Net debt to total capital	70.8%	69.2%	80.5%

The decrease in working capital and the current ratio at June 2026 compared to March 2026 was primarily due to a net increase in current liabilities driven by an increase in the current portion of long-term debt and accounts payable, partially offset by a decrease in accrued liabilities, as discussed in the “Consolidated Balance Sheets” section above. The decrease was partially offset by a net increase in current assets driven by higher inventory balances, partially offset by lower accounts receivable, as discussed in the “Consolidated Balance Sheets” section above, and lower cash balances. The increase in working capital and the current ratio at June 2026 compared to June 2025 was primarily due to a net decrease in current liabilities, driven by lower short-term borrowings and decreased accrued liabilities, partially offset by an increase in accounts payable, as discussed in the “Consolidated Balance Sheets” section above. The increase was partially offset by a net decrease in current assets, primarily driven by lower inventory balances, as discussed in the “Consolidated Balance Sheets” section above.
For the ratio of net debt to total capital, net debt is defined as short-term borrowings, current portion of long-term debt and long-term debt, in addition to operating lease liabilities, net of unrestricted cash and cash equivalents. Total capital is defined as net debt plus stockholders’ equity. The increase in the net debt to total capital ratio at June 2026 compared to March 2026 was primarily driven by an increase in net debt due to lower cash and cash equivalents at June 2026. The increase in the net debt to total capital ratio at June 2026 compared to March 2026 was also due to a decrease in stockholders’ equity, primarily driven by net loss in the period. The decrease in the net debt to total capital ratio at June 2026 compared to June 2025 was primarily driven by a decrease in net debt due to the early redemption of €500.0 million ($582.2 million) of long-term notes in February 2026 and lower short-term borrowings, as discussed in the “Consolidated Balance Sheets” section above. The decrease in the net debt to total capital ratio at June 2026 compared to June 2025 was also due to an increase in stockholders’ equity, primarily driven by net income in the 12-month period.
VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of
31 VF Corporation Q1 FY27 Form 10-Q

the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the calendar year. VF’s additional sources of liquidity include available borrowing capacity against its $1.5 billion secured asset based revolving credit facility (the “ABL Credit Facility”), available cash balances and international lines of credit.
In summary, our cash flows were as follows:

	Three Months Ended June

(In thousands)	2026	2025
Cash used by operating activities	$(62,496)	$(145,460)
Cash used by investing activities	(44,300)	(49,013)
Cash provided (used) by financing activities	(40,925)	338,955

Cash Used by Operating Activities
Cash flows related to operating activities are dependent on net loss, adjustments to net loss and changes in working capital. The decrease in cash used by operating activities in the three months ended June 2026 compared to June 2025 was primarily due to a decrease in net loss, tariff refunds received and a decrease in cash used by working capital.
Cash Used by Investing Activities
The decrease in cash used by investing activities in the three months ended June 2026 was primarily due to proceeds from the sale of a distribution center of $22.5 million in the three months ended June 2026, partially offset by final working capital adjustments paid for the sale of Dickies of $11.9 million in the three months ended June 2026 and an increase in capital expenditures of $11.3 million in the three months ended June 2026 compared to the 2025 period.
Cash Provided (Used) by Financing Activities
The increase in cash used by financing activities during the three months ended June 2026 was primarily due to a $380.9 million net decrease in short-term borrowings in the three months ended June 2026 as compared to the prior year.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the three months ended June 2026 or the three months ended June 2025 under the share repurchase program authorized by VF’s Board of Directors.
As of the end of June 2026, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF’s capital deployment priorities in the near-to-medium term will be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
ABL Credit Facility and Short-term Borrowings
VF relies on its ability to generate cash flows to finance its ongoing operations. In addition, VF has significant liquidity from its available cash balances and credit facilities. VF maintains a credit agreement that provides the Company with a $1.5 billion senior secured asset based revolving credit facility (the “ABL Credit Facility”), subject to a borrowing base that is composed of eligible credit card receivables, eligible wholesale receivables, eligible inventory and eligible in-transit inventory. The ABL Credit Facility includes up to a $100.0 million letter of credit subfacility and a $100.0 million swing-line subfacility.
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
The ABL Credit Facility has a stated maturity date of August 26, 2030. Outstanding short-term balances may vary from period to period depending on the level of corporate requirements and operational needs.
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
The ABL Credit Facility includes a financial covenant that requires VF to maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 for the 12-month period ending on the last day of any applicable fiscal quarter. However, the financial covenant only applies if at any time Global Excess Availability (as defined in the credit agreement) is less than the greater of (i) 10.0% of the Global Line Cap (as defined in the credit agreement), and (ii) $100.0 million, and ceases to apply when Global Excess Availability has equaled or exceeded the greater of (i) 10.0% of the Global Line Cap, and (ii) $100.0 million for 30 consecutive days. As of June 2026, specified availability under the ABL Credit Facility exceeded the required threshold and, as a result, the financial covenant was not applicable.
The Company was in compliance with all applicable debt covenants as of June 2026.
As of June 2026, the Company had no outstanding borrowings under the ABL Credit Facility. Reserves for outstanding, unfunded letters of credit under the ABL Credit Facility were $0.3 million as of June 2026. Availability under the ABL Credit Facility was $997.9 million as of June 2026, after giving effect to
VF Corporation Q1 FY27 Form 10-Q 32

the borrowing base, outstanding borrowings and outstanding letters of credit.
VF has $82.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $9.7 million at June 2026.
Additionally, VF had $670.1 million of unrestricted cash and cash equivalents at June 2026.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance (“SCF”) program that enables a significant portion of our inventory suppliers to leverage VF’s credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. At June 2026, March 2026 and June 2025, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $960.7 million, $466.0 million and $887.1 million, respectively, due to suppliers that are eligible to participate in the SCF program.
Rating Agencies
At the end of June 2026, VF’s long-term debt ratings were ‘BB’ by Standard & Poor’s (“S&P”) Global Ratings and ‘Ba2’ by Moody’s Investors Service (“Moody’s”). VF’s credit rating outlook was ‘stable’ by S&P and ‘negative’ by Moody’s at the end of June 2026. Further downgrades to VF’s ratings would negatively impact borrowing costs.
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
Dividends
The Company paid cash dividends of $0.09 per share during the three months ended June 2026, and the Company declared a cash dividend of $0.09 per share that is payable in the second quarter of Fiscal 2027. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2026 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2026 that would require the use of funds. As of June 2026, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2026 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $512.0 million at the end of June 2026 primarily due to timing of inventory shipments.
Management believes that VF has sufficient liquidity and flexibility to operate its business and meet its current and long-term obligations as they become due.

Recent Accounting Pronouncements
Refer to Note 2 to VF’s consolidated financial statements for information on recently issued accounting standards.

Critical Accounting Policies and Estimates
Management has chosen accounting policies it considers to be appropriate to accurately and fairly report VF’s operating results and financial position in conformity with generally accepted accounting principles in the United States of America. Our critical accounting policies are applied in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Fiscal 2026 Form 10-K. There have been no material changes in VF’s accounting policies from those disclosed in our Fiscal 2026 Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated financial statements, or are the most sensitive to change from outside factors, are discussed in Management’s Discussion and Analysis in the Fiscal 2026 Form 10-K.
33 VF Corporation Q1 FY27 Form 10-Q

Cautionary Statement on Forward-looking Statements
Certain statement contained herein, as well as in other filings that VF makes with the Securities and Exchange Commission ("SEC") and other oral or written statements VF releases regarding VF's future performance constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. You can identify these statements by the fact that they use words such as “will,” “anticipate,” “believe,” “estimate,” “expect,” “should,” and “may,” and other words and terms of similar meaning or use of future dates. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding VF's plans, objectives, projections and expectations relating to VF’s operations or economic performance and assumptions relating to VF's operations or financial performance, and assumptions related thereto, are forward-looking statements. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements. VF undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Known or unknown risks, uncertainties or other factors that could cause the actual results of operations or financial condition of VF to differ materially from those expressed or implied by forward-looking statements include, but are not limited to: the level of consumer demand for apparel, footwear, equipment and accessories; disruption to VF’s distribution system; changes in global economic conditions and the financial strength of VF’s consumers and customers, including as a result of current inflationary pressures; fluctuations in the price, availability and quality of raw materials and finished products, including as a result of tariffs and geopolitical conflicts; disruption and volatility in the global capital and credit markets; VF’s response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior; VF’s ability to maintain the image and value of its brands, including through investment in brand building and product innovation; intense competition from online retailers and other direct-to-consumer business risks; increasing pressure on margins; fluctuations in sales and operating income due to the seasonal nature of its business; retail industry changes and challenges; VF’s ability to execute its turnaround program, “The VF Way” operating principles, and other business priorities, including measures to grow revenue and expand margins, streamline and right-size its cost base and strengthen the balance sheet while reducing leverage; VF’s ability to successfully establish a global commercial organization, and identify and capture efficiencies in its business model; any inability of VF or third parties on which it relies to maintain the strength and security of information technology systems; the fact that VF’s facilities and systems, and those of third parties on which it relies, are frequent targets of cyberattacks of varying levels of severity, and may in the future be vulnerable to such attacks, and any inability or failure by VF or such third parties to anticipate or detect data or information security breaches or other cyberattacks could result in data or financial loss, reputational harm, business disruption, damage to VF's relationships with customers, consumers, employees and third parties on which it relies, litigation, regulatory investigations, enforcement actions or other negative impacts; any inability by VF or third parties on which it relies to properly collect, use, manage and secure business, consumer and employee data and comply with privacy and security regulations; VF’s ability to adopt new technologies, including artificial intelligence, in a competitive and responsible manner; foreign currency fluctuations; stability of VF’s vendors’ manufacturing facilities and VF’s ability to establish and maintain effective supply chain capabilities; continued use by VF’s suppliers of ethical business practices; VF’s ability to accurately forecast demand for products; actions of activist and other shareholders; VF’s ability to recruit, develop or retain key executive or employee talent or successfully transition executives; changes in the availability and cost of labor; VF’s ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by VF’s licensees and distributors of the value of VF’s brands; VF’s ability to execute acquisitions and dispositions, integrate acquisitions and manage its brand portfolio; VF's ability to execute, and realize benefits, successfully, or at all, from the completed sale of the Dickies® brand business; business resiliency in response to natural or man-made economic, public health, cyber, political or environmental disruptions, including any potential effects from changes in tariffs and international trade policy, or a U.S. federal government shutdown; changes in tax laws and additional tax liabilities; legal, regulatory, political, economic, and geopolitical risks, including those related to the current conflicts in Europe, the Middle East and Asia and tensions between the U.S. and China; changes to laws and regulations; adverse or unexpected weather conditions, including any potential effects from climate change; VF’s indebtedness and its ability to obtain financing on favorable terms, if needed, could prevent VF from fulfilling its financial obligations; VF’s ability to pay and declare dividends or repurchase its stock in the future; climate risks and increased focus on environmental, social and governance issues; VF’s ability to execute on its sustainability strategy and achieve its sustainability-related goals and targets; risks arising from the widespread outbreak of an illness or any other communicable disease, or any other public health crisis; litigation, regulatory proceedings, or any other claims asserted against VF; and tax risks associated with the spin-off of the Jeanswear business completed in 2019. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. More information on potential factors that could affect VF’s financial results is included from time to time in VF’s public reports filed or furnished with the SEC, including VF’s Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and Forms 8-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no significant changes in VF’s market risk exposures from what was disclosed in Item 7A in the Fiscal 2026 Form 10-K.
VF Corporation Q1 FY27 Form 10-Q 34

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
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
Other than as set forth in Note 19, Contingencies, there are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which VF or any of its subsidiaries is a party or to which any of their property is the subject.
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

ITEM 1A — RISK FACTORS.
You should carefully consider the risk factors set forth under Part I, “Item 1A. Risk Factors” in the Fiscal 2026 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in the Fiscal 2026 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in the Fiscal 2026 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended June 27, 2026 under the share repurchase program authorized by VF’s Board of Directors in 2017.

First Quarter Fiscal 2027	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
March 29 - April 25, 2026	—	$—	—	$2,486,971,057
April 26 - May 23, 2026	—	—	—	2,486,971,057
May 24 - June 27, 2026	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended June 27, 2026, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
35 VF Corporation Q1 FY27 Form 10-Q

ITEM 6 — EXHIBITS.

10.1	Form of Amended and Restated Award Certificate for Performance-Based Restricted Stock Units for CEO*
31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Management compensation plans

VF Corporation Q1 FY27 Form 10-Q 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Paul Vogel
Paul Vogel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2026	By:	/s/ Michael E. Phillips
Michael E. Phillips
Vice President, Chief Accounting Officer (Principal Accounting Officer)
37 VF Corporation Q1 FY27 Form 10-Q