Form 10-Q
period 2026-09-26
V F CORP
filed 2026-10-28
CIK 103379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On October 24, 2026, there were 393,639,062 shares of the registrant’s common stock outstanding.

VF CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED).
VF CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2026	March 2026	September 2025
ASSETS
Current assets
Cash and cash equivalents	$442,951	$823,943	$419,115
Accounts receivable, less allowance for doubtful accounts of: September 2026 - $24,757; March 2026 - $23,964; September 2025 - $27,511	1,885,729	1,427,957	1,881,598
Inventories	1,984,403	1,371,274	1,855,895
Other current assets	350,579	386,340	425,753
Current assets held-for-sale	—	—	536,507
Total current assets	4,663,662	4,009,514	5,118,868
Property, plant and equipment, net	676,471	674,508	688,478
Intangible assets, net	1,460,437	1,467,542	1,475,845
Goodwill	586,264	587,705	620,615
Operating lease right-of-use assets	1,334,532	1,320,733	1,347,097
Other assets	1,236,755	1,230,175	1,393,221
TOTAL ASSETS	$9,958,121	$9,290,177	$10,644,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$34,223	$10,139	$502,145
Current portion of long-term debt	499,561	—	583,943
Accounts payable	1,284,221	826,347	1,061,041
Current portion of operating lease liabilities	330,952	333,469	307,051
Accrued liabilities	1,013,241	1,011,217	1,234,064
Current liabilities held-for-sale	—	—	70,500
Total current liabilities	3,162,198	2,181,172	3,758,744
Long-term debt	3,004,805	3,519,870	3,544,181
Long-term portion of operating lease liabilities	1,131,273	1,119,876	1,160,858
Other liabilities	626,560	619,381	702,486
Total liabilities	7,924,836	7,440,299	9,166,269
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $1; shares authorized, 25,000,000; no shares outstanding at September 2026, March 2026 or September 2025	—	—	—
Common Stock, stated value $0.25; shares authorized, 1,200,000,000; shares outstanding at September 2026 - 393,568,481; March 2026 - 391,515,399; September 2025 - 390,712,620	98,392	97,879	97,678
Additional paid-in capital	3,464,049	3,487,884	3,511,265
Accumulated other comprehensive loss	(771,778)	(807,051)	(1,024,041)
Accumulated deficit	(757,378)	(928,834)	(1,107,047)
Total stockholders’ equity	2,033,285	1,849,878	1,477,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,958,121	$9,290,177	$10,644,124
See notes to consolidated financial statements.
3 VF Corporation Q2 FY27 Form 10-Q

VF CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues	$2,695,132	$2,802,706	$4,364,511	$4,563,372
Costs and operating expenses
Cost of goods sold	1,202,454	1,340,262	1,954,789	2,151,926
Selling, general and administrative expenses	1,124,758	1,149,824	2,124,874	2,185,435
Total costs and operating expenses	2,327,212	2,490,086	4,079,663	4,337,361
Operating income	367,920	312,620	284,848	226,011
Interest income	7,949	3,408	13,756	5,926
Interest expense	(31,642)	(49,617)	(62,060)	(93,255)
Other income (expense), net	2,704	1,870	3,495	3,006
Income before income taxes	346,931	268,281	240,039	141,688
Income tax expense	61,680	78,516	51,940	68,331
Net income	$285,251	$189,765	$188,099	$73,357
Earnings per common share
Basic	$0.73	$0.49	$0.48	$0.19
Diluted	$0.71	$0.48	$0.47	$0.19
Weighted average shares outstanding
Basic	393,369	390,648	392,738	390,336
Diluted	399,680	393,986	400,047	393,043

See notes to consolidated financial statements.
VF Corporation Q2 FY27 Form 10-Q 4

VF CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Six Months Ended September

(In thousands)	2026	2025	2026	2025
Net income	$285,251	$189,765	$188,099	$73,357
Other comprehensive income (loss)
Foreign currency translation and other
Gains (losses) arising during the period	(6,406)	(5,643)	3,195	6,326
Income tax effect	97	(1,585)	(4,510)	44,008
Defined benefit pension plans
Current period actuarial losses	—	(1,174)	—	(1,174)
Amortization of net deferred actuarial losses	307	4,874	617	9,745
Amortization of deferred prior service credits	(156)	(158)	(315)	(311)
Reclassification of net actuarial loss from settlement charge	—	341	—	341
Reclassification of deferred prior service cost due to curtailments	—	—	—	(531)
Income tax effect	(39)	(981)	(81)	(2,031)
Derivative financial instruments
Gains (losses) arising during the period	(6,009)	20,842	5,401	(110,448)
Income tax effect	1,151	(2,663)	(461)	19,315
Reclassification of net (gains) losses realized	20,696	(533)	37,640	(13,838)
Income tax effect	(3,904)	63	(6,213)	2,297
Other comprehensive income (loss)	5,737	13,383	35,273	(46,301)
Comprehensive income	$290,988	$203,148	$223,372	$27,056

See notes to consolidated financial statements.
5 VF Corporation Q2 FY27 Form 10-Q

VF CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September

(In thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$188,099	$73,357
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	116,143	134,164
Reduction in the carrying amount of right-of-use assets	185,271	172,654
Stock-based compensation	40,276	38,347
Provision for doubtful accounts	7,148	6,452
Pension expense less than contributions	(1,030)	(4,258)
Other, net	(26,408)	10,643
Changes in operating assets and liabilities:
Accounts receivable	(467,243)	(619,530)
Inventories	(617,124)	(315,748)
Accounts payable	474,448	267,963
Income taxes	16,343	(9,362)
Accrued liabilities	64,951	71,121
Operating lease right-of-use assets and liabilities	(189,853)	(180,590)
Other assets and liabilities	(5,051)	(17,681)
Cash used by operating activities	(214,030)	(372,468)
INVESTING ACTIVITIES
Payment for working capital adjustment for sale of business	(11,867)	—
Proceeds from sale of assets	22,628	905
Capital expenditures	(78,696)	(54,763)
Software purchases	(29,925)	(25,831)
Other, net	(6,068)	(10,376)
Cash used by investing activities	(103,928)	(90,065)
FINANCING ACTIVITIES
Net increase in short-term borrowings	24,084	489,912
Payments on long-term debt	—	(566)
Payment of debt issuance costs	—	(12,601)
Cash dividends paid	(70,798)	(70,312)
Proceeds from issuance of Common Stock, net of payments for tax withholdings	(9,444)	(4,594)
Cash provided (used) by financing activities	(56,158)	401,839
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(5,766)	64,723
Net change in cash, cash equivalents and restricted cash	(379,882)	4,029
Cash, cash equivalents and restricted cash – beginning of year	832,344	431,475
Cash, cash equivalents and restricted cash – end of period	$452,462	$435,504

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$442,951	$419,115
Other current assets	9,261	11,265
Current assets held-for-sale	—	5,000
Other assets	250	124
Total cash, cash equivalents and restricted cash	$452,462	$435,504
See notes to consolidated financial statements.
VF Corporation Q2 FY27 Form 10-Q 6

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 2026
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2026	393,117,450	$98,279	$3,480,918	$(777,515)	$(1,037,065)	$1,764,617
Net income	—	—	—	—	285,251	285,251
Dividends on Common Stock ($0.09 per share)	—	—	(35,421)	—	—	(35,421)
Stock-based compensation, net	451,031	113	18,552	—	(5,564)	13,101
Foreign currency translation and other	—	—	—	(6,309)	—	(6,309)
Defined benefit pension plans	—	—	—	112	—	112
Derivative financial instruments	—	—	—	11,934	—	11,934
Balance, September 2026	393,568,481	$98,392	$3,464,049	$(771,778)	$(757,378)	$2,033,285

	Three Months Ended September 2025
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, June 2025	390,555,382	$97,639	$3,527,375	$(1,037,424)	$(1,295,307)	$1,292,283
Net income	—	—	—	—	189,765	189,765
Dividends on Common Stock ($0.09 per share)	—	—	(35,162)	—	—	(35,162)
Stock-based compensation, net	157,238	39	19,052	—	(1,505)	17,586
Foreign currency translation and other	—	—	—	(7,228)	—	(7,228)
Defined benefit pension plans	—	—	—	2,902	—	2,902
Derivative financial instruments	—	—	—	17,709	—	17,709
Balance, September 2025	390,712,620	$97,678	$3,511,265	$(1,024,041)	$(1,107,047)	$1,477,855

Continued on next page.

See notes to consolidated financial statements.

7 VF Corporation Q2 FY27 Form 10-Q

VF CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended September 2026
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2026	391,515,399	$97,879	$3,487,884	$(807,051)	$(928,834)	$1,849,878
Net income	—	—	—	—	188,099	188,099
Dividends on Common Stock ($0.18 per share)	—	—	(70,798)	—	—	(70,798)
Stock-based compensation, net	2,053,082	513	46,963	—	(16,643)	30,833
Foreign currency translation and other	—	—	—	(1,315)	—	(1,315)
Defined benefit pension plans	—	—	—	221	—	221
Derivative financial instruments	—	—	—	36,367	—	36,367
Balance, September 2026	393,568,481	$98,392	$3,464,049	$(771,778)	$(757,378)	$2,033,285

	Six Months Ended September 2025
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
(In thousands, except share amounts)	Shares	Amounts				Total
Balance, March 2025	389,695,199	$97,424	$3,540,686	$(977,740)	$(1,173,011)	$1,487,359
Net income	—	—	—	—	73,357	73,357
Dividends on Common Stock ($0.18 per share)	—	—	(70,312)	—	—	(70,312)
Stock-based compensation, net	1,017,421	254	40,891	—	(7,393)	33,752
Foreign currency translation and other	—	—	—	50,334	—	50,334
Defined benefit pension plans	—	—	—	6,039	—	6,039
Derivative financial instruments	—	—	—	(102,674)	—	(102,674)
Balance, September 2025	390,712,620	$97,678	$3,511,265	$(1,024,041)	$(1,107,047)	$1,477,855

See notes to consolidated financial statements.
VF Corporation Q2 FY27 Form 10-Q 8

VF CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
9 VF Corporation Q2 FY27 Form 10-Q

NOTE 1 — BASIS OF PRESENTATION

Fiscal Year
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company’s current fiscal year runs from March 29, 2026 through April 3, 2027 (“Fiscal 2027”) and contains 53 weeks, with an additional week occurring in the fourth quarter. This Form 10-Q presents our second quarter of Fiscal 2027. For presentation purposes herein, all references to periods ended September 2026 and September 2025 relate to the fiscal periods ended on September 26, 2026 and September 27, 2025, respectively. References to March 2026 relate to information as of March 28, 2026.
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. Similarly, the March 2026 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows of VF for the interim periods presented. Operating results for the three and six months ended September 2026 are not necessarily indicative of results that may be expected for any other interim period or for Fiscal 2027. For further information, refer to the consolidated financial statements and notes included in VF’s Annual Report on Form 10-K for the year ended March 28, 2026 (“Fiscal 2026 Form 10-K”).
Use of Estimates
In preparing the interim consolidated financial statements, management makes estimates and assumptions that affect amounts reported in the interim consolidated financial statements and accompanying notes. Actual results may differ from those estimates due to risks and uncertainties.
Changes in Laws and Regulations
VF recognizes the financial effects of changes in laws or regulations in the period in which the Company obtains a legal right to the related asset or incurs a legal obligation for the related liability. On February 20, 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Power Act (“IEEPA”) were deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection must refund IEEPA tariffs that were collected, with interest. Accordingly, as of March 2026, VF recorded a tariff refund receivable of $149.7 million related to tariffs paid under IEEPA from April 2025 until February 20, 2026, which was included in the accounts receivable, net line item in the Consolidated Balance Sheet at March 2026. In addition, VF recognized $93.8 million as a reduction to cost of goods sold in Fiscal 2026 related to inventory sold in Fiscal 2026 on which IEEPA tariffs were paid, such that the IEEPA tariffs had no net impact on gross margin in Fiscal 2026. Finally, VF recorded an inventory reserve of $55.9 million as of March 2026 to offset IEEPA tariffs reflected in inventory on hand at March 2026. During Fiscal 2027, VF released this reserve as a reduction to cost of goods sold as the related inventory was sold such that the IEEPA tariffs had no net impact on gross margin in Fiscal 2027. Accordingly, $37.3 million of the $55.9 million inventory reserve recorded at March 2026 was recognized as a reduction to cost of goods sold in the three months ended June 2026 and the remaining $18.6 million was recognized as a reduction to cost of goods sold in the three months ended September 2026. As of September 2026, VF has received substantially all of the IEEPA tariff receivable and the related interest income and has recognized all of the inventory-related impacts.
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
VF Corporation Q2 FY27 Form 10-Q 10

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
NOTE 3 — REVENUES
Contract Balances
The following table provides information about contract assets and contract liabilities:

(In thousands)	September 2026	March 2026	September 2025
Contract assets (a)	$2,662	$976	$2,356
Contract liabilities (b)	75,838	76,923	66,714
(a)Included in the other current assets line item in the Consolidated Balance Sheets.
(b)Included in the accrued liabilities line item in the Consolidated Balance Sheets.

For the three and six months ended September 2026, the Company recognized $59.1 million and $106.4 million, respectively, of revenue that was included in the contract liability balance during the period, including amounts recorded as a contract liability and subsequently recognized as revenue as performance obligations were satisfied within the same period, such as order deposits from customers. The change in the contract asset and contract liability balances primarily results from timing differences between the Company’s satisfaction of performance obligations and the customer’s payment.
Performance Obligations
As of September 2026, the Company expects to recognize $5.7 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time based on the contractual terms through December 2028. The variable consideration related to licensing arrangements is not disclosed as a remaining performance obligation as it qualifies for the sales-based royalty exemption. VF has also elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.
As of September 2026, there were no arrangements with transaction price allocated to remaining performance obligations other than contracts for which the Company has applied the practical expedients and the fixed consideration related to future minimum guarantees discussed above.
11 VF Corporation Q2 FY27 Form 10-Q

Disaggregation of Revenues
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors.

	Three Months Ended September 2026
(In thousands)	Outdoor	Active	All Other (a)	Total
Channel revenues
Wholesale	$1,265,722	$309,515	$197,210	$1,772,447
Direct-to-consumer	464,279	386,468	64,478	915,225
Royalty	3,181	4,279	—	7,460
Total	$1,733,182	$700,262	$261,688	$2,695,132

Geographic revenues
Americas	$767,173	$415,432	$139,795	$1,322,400
Europe	675,143	228,693	107,914	1,011,750
Asia-Pacific	290,866	56,137	13,979	360,982
Total	$1,733,182	$700,262	$261,688	$2,695,132

	Three Months Ended September 2025
(In thousands)	Outdoor	Active	All Other (a)	Total
Channel revenues
Wholesale	$1,205,106	$378,142	$293,699	$1,876,947
Direct-to-consumer	455,075	376,800	77,986	909,861
Royalty	3,298	5,808	6,792	15,898
Total	$1,663,479	$760,750	$378,477	$2,802,706

Geographic revenues
Americas	$695,600	$435,413	$212,479	$1,343,492
Europe	667,700	261,440	143,515	1,072,655
Asia-Pacific	300,179	63,897	22,483	386,559
Total	$1,663,479	$760,750	$378,477	$2,802,706

	Six Months Ended September 2026
(In thousands)	Outdoor	Active	All Other (a)	Total
Channel revenues
Wholesale	$1,737,326	$668,872	$291,001	$2,697,199
Direct-to-consumer	846,455	691,377	115,784	1,653,616
Royalty	6,380	7,316	—	13,696
Total	$2,590,161	$1,367,565	$406,785	$4,364,511

Geographic revenues
Americas	$1,175,301	$815,513	$227,087	$2,217,901
Europe	950,140	418,393	154,363	1,522,896
Asia-Pacific	464,720	133,659	25,335	623,714
Total	$2,590,161	$1,367,565	$406,785	$4,364,511
VF Corporation Q2 FY27 Form 10-Q 12

	Six Months Ended September 2025
(In thousands)	Outdoor	Active	All Other (a)	Total
Channel revenues
Wholesale	$1,661,937	$770,565	$468,951	$2,901,453
Direct-to-consumer	807,285	677,829	145,410	1,630,524
Royalty	6,723	12,043	12,629	31,395
Total	$2,475,945	$1,460,437	$626,990	$4,563,372

Geographic revenues
Americas	$1,068,447	$839,448	$373,195	$2,281,090
Europe	940,544	474,947	208,427	1,623,918
Asia-Pacific	466,954	146,042	45,368	658,364
Total	$2,475,945	$1,460,437	$626,990	$4,563,372
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
On November 12, 2025, VF completed the sale of Dickies and received proceeds of $600.5 million, net of cash sold. VF recorded a final pre-tax gain of $127.2 million in the year ended March 2026, which included a reduction to the gain to reflect final working capital adjustments of $11.9 million that were paid in the first quarter of Fiscal 2027. The pre-tax gain was included in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026.
Under the terms of a transition services agreement, the Company provided certain post-closing accounting, tax, treasury, digital technology, supply chain, legal, customer service and human resource services on a transitional basis. As of September 2026, the Company is providing limited post-closing treasury services for a period ending no later than the third quarter of Fiscal 2027 and limited digital technology services for a period ending no later than the third quarter of Fiscal 2028.
13 VF Corporation Q2 FY27 Form 10-Q

Summarized Held-for-Sale Financial Information
The following table presents the assets and liabilities of Dickies at September 2025:

(In thousands)	September 2025
Cash and cash equivalents	$5,000
Accounts receivable, net	104,972
Inventories	140,842
Other current assets	11,346
Property, plant and equipment, net	27,530
Intangible assets, net	244,503
Goodwill (a)	—
Operating lease right-of-use assets	1,092
Other assets	1,222
Total assets held-for-sale	$536,507

Current portion of long-term debt	$1,027
Accounts payable	24,243
Current portion of operating lease liabilities	422
Accrued liabilities	30,162
Long-term debt	13,457
Long-term portion of operating lease liabilities	679
Other liabilities	510
Total liabilities held-for-sale	$70,500
(a)The Dickies reporting unit goodwill was fully impaired as of the third quarter of Fiscal 2024, and accumulated impairment charges were $61.8 million.
NOTE 5 — INVENTORIES

(In thousands)	September 2026	March 2026	September 2025
Finished products	$1,949,385	$1,337,168	$1,815,846
Work-in-process	35,018	34,106	39,933
Raw materials	—	—	116
Total inventories	$1,984,403	$1,371,274	$1,855,895
NOTE 6 — INTANGIBLE ASSETS

			September 2026			March 2026
(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships and other	20 years	Accelerated	$248,132	$207,775	$40,357	$45,824
Indefinite-lived intangible assets:
Trademarks and trade names					1,420,080	1,421,718
Intangible assets, net					$1,460,437	$1,467,542

Amortization expense for the three and six months ended September 2026 was $2.6 million and $5.3 million, respectively. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five years beginning in Fiscal 2027 is $10.6 million, $9.8 million, $9.0 million, $6.9 million and $5.4 million, respectively.
VF Corporation Q2 FY27 Form 10-Q 14

NOTE 7 — GOODWILL
Changes in goodwill are summarized by reportable segment and the “All Other” category as follows:

(In thousands)	Outdoor	Active	All Other (a)	Total
Balance, March 2026	$102,477	$338,734	$146,494	$587,705
Foreign currency translation	201	(1,307)	(335)	(1,441)
Balance, September 2026	$102,678	$337,427	$146,159	$586,264
(a)“All Other” is included for purposes of reconciliation of goodwill, but it is not considered a reportable segment.
Accumulated impairment charges for the Outdoor reportable segment and the “All Other” category were $730.2 million and $107.7 million, respectively, as of September 2026 and March 2026.
No impairment charges were recorded during the six months ended September 2026.
NOTE 8 — LEASES
The Company leases certain retail locations, office space, distribution facilities, machinery and equipment, and vehicles. All of these leases are operating leases. VF previously had one finance lease for a distribution center that was sold in Fiscal 2026 as part of the Dickies divestiture. Total lease cost includes operating lease cost, variable lease cost, finance lease cost (as applicable), short-term lease cost and an impairment of right-of-use assets. The components of lease cost were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2026	2025	2026	2025
Operating lease cost	$109,033	$103,037	$211,880	$201,465
Other lease cost	30,325	32,292	70,242	67,205
Total lease cost	$139,358	$135,329	$282,122	$268,670
During the six months ended September 2026, the Company recorded a $6.4 million impairment charge in the selling, general and administrative (“SG&A”) expenses line item in VF's Consolidated Statement of Operations for an impairment of a distribution center.
During the six months ended September 2026 and 2025, the Company paid $225.3 million and $207.8 million for operating leases, respectively. During the six months ended September 2026 and 2025, the Company obtained $203.9 million and $223.8 million of right-of-use assets in exchange for lease liabilities, respectively.
NOTE 9 — SUPPLY CHAIN FINANCING PROGRAM

VF facilitates a voluntary supply chain finance (“SCF”) program that enables a significant portion of our inventory suppliers to leverage VF’s credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. At September 2026, March
2026 and September 2025, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $848.0 million, $466.0 million and $696.6 million, respectively, due to suppliers that are eligible to participate in the SCF program.
15 VF Corporation Q2 FY27 Form 10-Q

NOTE 10 — PENSION PLANS
The components of pension cost (income) for VF’s defined benefit plans were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2026	2025	2026	2025
Service cost – benefits earned during the period	$2,146	$2,593	$4,332	$5,106
Interest cost on projected benefit obligations	1,732	11,178	3,483	22,325
Expected return on plan assets	(1,439)	(15,039)	(2,904)	(30,046)
Settlement charge (premium refund)	(3,089)	341	(3,089)	341
Curtailments	—	—	—	(531)
Amortization of deferred amounts:
Net deferred actuarial losses	307	4,874	617	9,745
Deferred prior service credits	(156)	(158)	(315)	(311)
Net periodic pension cost (income)	$(499)	$3,789	$2,124	$6,629

In May 2025, VF executed a resolution to terminate the U.S. qualified pension plan, which was previously frozen and no longer accruing benefits. In February 2026, the Company completed the termination of the plan through a combination of lump-sum payments to eligible participants and the purchase of group annuity contracts to settle the remaining benefit obligations.
During the three months ended September 2026, VF received a premium refund of $3.1 million related to the previously completed U.S. qualified pension plan termination. The refund reduced the previously estimated non-cash settlement charges and was recorded in the other income (expense), net line item in the Consolidated Statements of Operations for the three and six months ended September 2026. The related funds were transferred to a qualified replacement plan managed by the Company which will be used to fund future incremental annual Company contributions to VF's U.S. 401(k) program.
VF has reported the service cost component of net periodic pension cost (income) in operating income and the other components, which include interest cost, expected return on plan assets, settlement charges, premium refunds, curtailments and amortization of deferred actuarial losses and prior service credits, in the other income (expense), net line item in the Consolidated Statements of Operations.
VF contributed $3.2 million to its defined benefit plans during the six months ended September 2026, and intends to make approximately $11.8 million of contributions during the remainder of Fiscal 2027.
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
NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the six months ended September 2026, the Company did not purchase shares of Common Stock in open market transactions under its share repurchase program authorized by VF’s Board of Directors. These are treated as treasury stock transactions when shares are repurchased.
Common Stock outstanding is net of shares held in treasury which are, in substance, retired. There were no shares held in treasury at the end of September 2026, March 2026 or September 2025. The excess of the cost of treasury shares acquired over the $0.25 per share stated value of Common Stock is deducted from retained earnings (accumulated deficit).
VF Corporation Q2 FY27 Form 10-Q 16

Accumulated Other Comprehensive Loss
Comprehensive income consists of net income and specified components of other comprehensive income (loss), which relate to changes in assets and liabilities that are not included in net income under GAAP but are instead deferred and accumulated within a separate component of stockholders’ equity in the balance sheet. VF’s comprehensive income is presented in the Consolidated Statements of Comprehensive Income. The deferred components of other comprehensive income (loss) are reported, net of related income taxes, in accumulated other comprehensive loss (“OCL”) in stockholders’ equity, as follows:

(In thousands)	September 2026	March 2026	September 2025
Foreign currency translation and other	$(768,426)	$(767,111)	$(770,855)
Defined benefit pension plans	(10,905)	(11,126)	(174,008)
Derivative financial instruments	7,553	(28,814)	(79,178)
Accumulated other comprehensive loss	$(771,778)	$(807,051)	$(1,024,041)
The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended September 2026
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2026	$(762,117)	$(11,017)	$(4,381)	$(777,515)
Other comprehensive loss before reclassifications	(6,309)	(1)	(4,858)	(11,168)
Amounts reclassified from accumulated other comprehensive loss	—	113	16,792	16,905
Net other comprehensive income (loss)	(6,309)	112	11,934	5,737
Balance, September 2026	$(768,426)	$(10,905)	$7,553	$(771,778)

	Three Months Ended September 2025
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2025	$(763,627)	$(176,910)	$(96,887)	$(1,037,424)
Other comprehensive income (loss) before reclassifications	(7,228)	(865)	18,179	10,086
Amounts reclassified from accumulated other comprehensive loss	—	3,767	(470)	3,297
Net other comprehensive income (loss)	(7,228)	2,902	17,709	13,383
Balance, September 2025	$(770,855)	$(174,008)	$(79,178)	$(1,024,041)

	Six Months Ended September 2026
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2026	$(767,111)	$(11,126)	$(28,814)	$(807,051)
Other comprehensive income (loss) before reclassifications	(1,315)	(4)	4,940	3,621
Amounts reclassified from accumulated other comprehensive loss	—	225	31,427	31,652
Net other comprehensive income (loss)	(1,315)	221	36,367	35,273
Balance, September 2026	$(768,426)	$(10,905)	$7,553	$(771,778)
17 VF Corporation Q2 FY27 Form 10-Q

	Six Months Ended September 2025
(In thousands)	Foreign Currency Translation and Other	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2025	$(821,189)	$(180,047)	$23,496	$(977,740)
Other comprehensive income (loss) before reclassifications	50,334	(855)	(91,133)	(41,654)
Amounts reclassified from accumulated other comprehensive loss	—	6,894	(11,541)	(4,647)
Net other comprehensive income (loss)	50,334	6,039	(102,674)	(46,301)
Balance, September 2025	$(770,855)	$(174,008)	$(79,178)	$(1,024,041)
Reclassifications out of accumulated OCL were as follows:

(In thousands)		Three Months Ended September		Six Months Ended September
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Operations

		2026	2025	2026	2025
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Other income (expense), net	$(307)	$(4,874)	(617)	(9,745)
Deferred prior service credits	Other income (expense), net	156	158	315	311
Pension settlement charge	Other income (expense), net	—	(341)	—	(341)
Pension curtailment gains	Other income (expense), net	—	—	—	531
Total before tax		(151)	(5,057)	(302)	(9,244)
Income tax effect		38	1,290	77	2,350
Net of tax		(113)	(3,767)	(225)	(6,894)
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Revenues	(1,766)	545	(1,287)	(1,426)
Foreign exchange contracts	Cost of goods sold	(18,617)	(863)	(36,258)	14,171
Foreign exchange contracts	SG&A expenses	(434)	(250)	(567)	(511)
Foreign exchange contracts	Other income (expense), net	94	1,074	418	1,550
Interest rate contracts	Interest expense	27	27	54	54
Total before tax		(20,696)	533	(37,640)	13,838
Income tax effect		3,904	(63)	6,213	(2,297)
Net of tax		(16,792)	470	(31,427)	11,541
Total reclassifications for the period, net of tax		$(16,905)	$(3,297)	$(31,652)	$4,647
NOTE 12 — STOCK-BASED COMPENSATION
Incentive Equity Awards Granted
During the six months ended September 2026, VF granted stock options to executives to purchase 1,748,898 shares of its Common Stock at an exercise price of $16.70 per share. The exercise price of each option granted was equal to the fair market value of VF Common Stock on the date of grant. Stock options typically vest and become exercisable in equal annual installments over three years. All options have ten-year terms.
VF Corporation Q2 FY27 Form 10-Q 18

The grant date fair value of each option award was calculated using a lattice option-pricing valuation model, which incorporated a range of assumptions for inputs as follows:

Six Months Ended September 2026
Expected volatility	45% to 61%
Weighted average expected volatility	58%
Expected term (in years)	7.3
Weighted average dividend yield	2.2%
Risk-free interest rate	3.79% to 4.56%
Weighted average fair value at date of grant	$8.04
During the six months ended September 2026, VF granted 1,262,880 nonperformance-based restricted stock units (“RSUs”) to executives that enable them to receive one share of VF Common Stock for each unit over a five-year vesting period. These units vest 25% on the second, third, fourth and fifth anniversaries of the grant date. The fair market value of VF Common Stock at the date the units were granted was $16.70 per share.
During the six months ended September 2026, VF granted 131,747 nonperformance-based stock units to non-employee members of the Board of Directors. These units vest upon grant and will be settled in shares of VF Common Stock one year from the date of grant, unless a director has elected to defer receipt of VF Common Stock. The fair market value of VF Common Stock at the date the units were granted was $16.70 per share.
In addition, VF granted 2,452,856 nonperformance-based RSUs to employees during the six months ended September 2026. These units vest over a period of four years from the date of grant and each unit entitles the holder to one share of VF Common Stock. The weighted average fair market value of VF Common Stock at the dates the units were granted was $16.65 per share.
In Fiscal 2026, VF granted 516,605 performance-based RSUs with a market condition to the Chief Executive Officer (“CEO”)
that enables him to receive shares of VF Common Stock at the end of a performance cycle that goes through Fiscal 2028. Each performance-based RSU has a potential final payout of either zero or one share of VF Common Stock. The number of shares earned by the CEO, if any, is based on achievement of an adjusted operating margin percentage in Fiscal 2028 and a VF stock price target of $32 during the performance period. The targets were set for both and achievement will be determined by the Talent and Compensation Committee (the “Committee”) of the Board of Directors. In the first quarter of Fiscal 2027, the Committee and the Board of Directors further clarified the achievement of the adjusted operating margin percentage target as an exit run rate (as defined by the Committee) in Fiscal 2028, which clarification did not change the fair value of the award and did not result in incremental compensation cost. Shares will be issued to the CEO following the conclusion of the performance period, subject to completion of a one-year holding period. The grant date fair value of the award incorporated achievement of the stock price target using a Monte Carlo simulation technique that incorporates option-pricing model inputs and was $5.10 per share. The grant date fair value is being recognized over the service period so long as achievement of the adjusted operating margin percentage target is probable.
NOTE 13 — INCOME TAXES
The effective income tax rate for the six months ended September 2026 was 21.6% compared to 48.2% in the 2025 period. The six months ended September 2026 included a net discrete tax benefit of $4.4 million, which was comprised primarily of changes to unrecognized tax benefits and interest. Excluding the $4.4 million net discrete tax benefit in the 2026 period, the effective income tax rate would have been 23.5%. The six months ended September 2025 included a net discrete tax expense of $2.5 million, which was comprised primarily of a
$5.6 million tax expense related to stock compensation and a $3.1 million net tax benefit related to unrecognized tax benefits and interest. Excluding the $2.5 million net discrete tax expense in the 2025 period, the effective income tax rate would have been 46.5%. Without discrete items, the effective income tax rate for the six months ended September 2026 decreased by 23.0% compared with the 2025 period primarily due to changes in the jurisdictional mix of earnings.
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
19 VF Corporation Q2 FY27 Form 10-Q

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
Financial information for VF’s segments is as follows:

	Three Months Ended September 2026
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$1,733,182	$700,262	$2,433,444
“All Other” revenues			261,688
Total revenues			2,695,132
Less:
Cost of goods sold	791,909	287,452
Marketing expenses	130,393	61,162
Other SG&A expenses	449,070	301,428
Other segment items (a)	395	47
Segment profit	362,205	50,267	412,472
Corporate and other expenses			(74,563)
Interest expense, net			(23,693)
“All Other” profit			32,715
Income before income taxes			$346,931
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
VF Corporation Q2 FY27 Form 10-Q 20

	Three Months Ended September 2025
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$1,663,479	$760,750	$2,424,229
“All Other” revenues			378,477
Total revenues			2,802,706
Less:
Cost of goods sold	822,350	324,366
Marketing expenses	119,990	64,196
Other SG&A expenses	423,058	306,974
Other segment items (a)	2,659	534
Segment profit	300,740	65,748	366,488
Corporate and other expenses			(95,672)
Interest expense, net			(46,209)
“All Other” profit			43,674
Income before income taxes			$268,281
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.

	Six Months Ended September 2026
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$2,590,161	$1,367,565	$3,957,726
“All Other” revenues			406,785
Total revenues			4,364,511
Less:
Cost of goods sold	1,197,781	566,068
Marketing expenses	214,373	117,252
Other SG&A expenses	858,379	586,692
Other segment items (a)	959	123
Segment profit	320,587	97,676	418,263
Corporate and other expenses			(147,191)
Interest expense, net			(48,304)
“All Other” profit			17,271
Income before income taxes			$240,039
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.
21 VF Corporation Q2 FY27 Form 10-Q

	Six Months Ended September 2025
(In thousands)	Outdoor	Active	Total
Reportable segment revenues	$2,475,945	$1,460,437	$3,936,382
“All Other” revenues			626,990
Total revenues			4,563,372
Less:
Cost of goods sold	1,208,427	623,135
Marketing expenses	191,581	117,313
Other SG&A expenses	821,611	598,254
Other segment items (a)	4,144	851
Segment profit	258,470	122,586	381,056
Corporate and other expenses			(200,232)
Interest expense, net			(87,329)
“All Other” profit			48,193
Income before income taxes			$141,688
(a)For each reportable segment, 'Other segment items' include certain foreign currency and hedging gains and losses and other miscellaneous non-operating income and expenses, which are reported in the other income (expense), net line item in the Consolidated Statement of Operations.

(In thousands)	September 2026	March 2026	September 2025
Segment assets:
Outdoor	$2,601,498	$1,634,714	$2,454,730
Active	817,707	800,316	894,891
All Other	400,333	306,730	370,102
Corporate and other	50,594	57,471	17,770
Total segment assets	3,870,132	2,799,231	3,737,493
Cash and cash equivalents	442,951	823,943	419,115
Property, plant and equipment, net	676,471	674,508	688,478
Goodwill and intangible assets, net	2,046,701	2,055,247	2,096,460
Operating lease right-of-use assets	1,334,532	1,320,733	1,347,097
Other assets	1,587,334	1,616,515	1,818,974
Assets held-for-sale	—	—	536,507
Consolidated assets	$9,958,121	$9,290,177	$10,644,124

	Three Months Ended September		Six Months Ended September

(In thousands)	2026	2025	2026	2025
Depreciation and amortization:
Outdoor	$21,893	$26,147	$49,124	$52,121
Active	11,986	12,943	24,614	26,321
All Other	7,933	7,332	10,442	12,274
Corporate and other	16,545	23,380	31,963	43,448
	$58,357	$69,802	$116,143	$134,164
VF Corporation Q2 FY27 Form 10-Q 22

NOTE 15 — EARNINGS PER SHARE

	Three Months Ended September		Six Months Ended September

(In thousands, except per share amounts)	2026	2025	2026	2025
Earnings per common share – basic:
Net income	$285,251	$189,765	$188,099	$73,357
Weighted average common shares outstanding	393,369	390,648	392,738	390,336
Earnings per common share	$0.73	$0.49	$0.48	$0.19
Earnings per common share – diluted:
Net income	$285,251	$189,765	$188,099	$73,357
Weighted average common shares outstanding	393,369	390,648	392,738	390,336
Incremental shares from stock options and other dilutive securities	6,311	3,338	7,309	2,707
Adjusted weighted average common shares outstanding	399,680	393,986	400,047	393,043
Earnings per common share	$0.71	$0.48	$0.47	$0.19

Outstanding stock options and other potentially dilutive securities of 8.9 million and 9.1 million shares were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2026, respectively, and 15.6 million and 16.1 million shares were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2025, respectively, because the effect of their inclusion would have been anti-dilutive to those periods.
In addition, 2.0 million and 1.7 million shares of performance-based RSUs and RSUs with a total shareholder return component were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2026, respectively, and 2.6 million and 2.3 million shares were excluded from the calculations of diluted earnings per share for the three and six-month periods ended September 2025, respectively, because these units were not considered to be contingent outstanding shares in those periods.
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
23 VF Corporation Q2 FY27 Form 10-Q

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
September 2026
Financial assets:
Cash equivalents:
Money market funds	$190,958	$190,958	$—	$—
Time deposits	46,898	46,898	—	—
Derivative financial instruments	51,940	—	51,940	—
Deferred compensation and other	74,830	74,827	3	—
Financial liabilities:
Derivative financial instruments	29,642	—	29,642	—
Deferred compensation	71,845	—	71,845	—
Contingent consulting fees	2,057	—	—	2,057

	Total Fair Value	Fair Value Measurement Using (a)
(In thousands)		Level 1	Level 2	Level 3
March 2026
Financial assets:
Cash equivalents:
Money market funds	$220,135	$220,135	$—	$—
Time deposits	74,648	74,648	—	—
Derivative financial instruments	28,914	—	28,914	—
Deferred compensation and other	72,814	72,814	—	—
Financial liabilities:
Derivative financial instruments	48,723	—	48,723	—
Deferred compensation	69,043	—	69,043	—
Contingent consulting fees	6,534	—	—	6,534
(a)There were no transfers among the levels within the fair value hierarchy during the six months ended September 2026 or the year ended March 2026.
The following table presents the activity related to the contingent consulting fees designated as Level 3:

	Three Months Ended September		Six Months Ended September

(In thousands)	2026	2025	2026	2025
Beginning Balance	$6,261	$2,861	$6,534	$23,900
Cash payments	—	—	—	(20,000)
Change in fair value	(4,204)	2,703	(4,477)	1,664
Ending Balance	$2,057	$5,564	$2,057	$5,564
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
During the second quarter of Fiscal 2025, VF entered into a contract with a consulting firm to support Reinvent, VF’s transformation program. Fees related to this contract could be up to $146.0 million, which includes $71.0 million of fixed fees and $75.0 million of contingent fees tied to increases in VF’s stock price. The contingent fees are accounted for under Accounting Standards Codification Topic 718 — Stock
VF Corporation Q2 FY27 Form 10-Q 24

Compensation as a liability award to a non-employee. Accordingly, VF has utilized the Monte Carlo valuation model (Level 3) to estimate the fair value of the award at its inception, and will adjust such fair value on a quarterly basis over the measurement period, which concludes on June 30, 2027. Changes in the fair value are recognized in the SG&A expenses line item in the Consolidated Statements of Operations over the relevant service period, which concluded in the third quarter of Fiscal 2026. Accordingly, future changes in fair value are recognized immediately in the SG&A expenses line item in the Consolidated Statements of Operations. The valuation includes the effects of market conditions that are based upon VF’s stock price performance relative to stock price targets and a minimum payout dependent on the Standard & Poor’s 500 Index return and VF’s total shareholder return versus that of peer companies over the measurement period. As of September 2026, the total fair value of the remaining contingent fees was $2.1 million, with reductions in SG&A expense of $4.2 million and $4.5 million recognized during the three and six months ended September 2026, respectively. During the six months ended September
2025, $20.0 million of contingent fees were paid to the consulting firm. As of September 2025, the total fair value of the remaining contingent fees was $6.7 million, with $2.7 million and $1.7 million recognized in the three and six months ended September 2025, respectively.
All other significant financial assets and financial liabilities are recorded in the consolidated financial statements at cost, except life insurance contracts which are recorded at cash surrender value. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2026 and March 2026, their carrying values approximated their fair values. Additionally, at September 2026 and March 2026, the carrying values of VF’s long-term debt, including the current portion, were $3,504.4 million and $3,519.9 million, respectively, compared with fair values of $3,241.7 million and $3,262.5 million at those respective dates. Fair value for long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Summary of Derivative Financial Instruments

All of VF’s outstanding derivative financial instruments at September 2026 are foreign currency exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The notional amounts of all outstanding foreign currency exchange forward contracts were $3.3 billion at September 2026 and $3.1 billion at both March 2026 and September 2025, consisting primarily of contracts hedging exposures to the euro, British pound, Chinese renminbi, Canadian dollar, Mexican peso, Swiss franc, Taiwan dollar, Swedish krona, Polish zloty, South Korean won and Japanese yen. These derivative contracts have maturities up to 20 months.
The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2026	March 2026	September 2025	September 2026	March 2026	September 2025
Derivatives Designated as Hedging Instruments:
Cash flow foreign exchange contracts	$51,301	$28,122	$21,428	$(29,152)	$(48,711)	$(93,577)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	639	792	318	(490)	(12)	(790)
Total derivatives	$51,940	$28,914	$21,746	$(29,642)	$(48,723)	$(94,367)
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

	September 2026		March 2026		September 2025

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the Consolidated Balance Sheets	$51,940	$(29,642)	$28,914	$(48,723)	$21,746	$(94,367)
Gross amounts not offset in the Consolidated Balance Sheets	(12,478)	12,478	(12,453)	12,453	(12,336)	12,336
Net amounts	$39,462	$(17,164)	$16,461	$(36,270)	$9,410	$(82,031)
25 VF Corporation Q2 FY27 Form 10-Q

Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(In thousands)		September 2026	March 2026	September 2025
Derivative Instruments	Balance Sheet Location
Foreign exchange contracts	Other current assets	$41,995	$17,800	$18,608
Foreign exchange contracts	Accrued liabilities	(25,032)	(46,231)	(88,490)
Foreign exchange contracts	Other assets	9,945	11,114	3,138
Foreign exchange contracts	Other liabilities	(4,610)	(2,492)	(5,877)
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

(In thousands)	Gain (Loss) on Derivatives Recognized in Accumulated OCL Three Months Ended September		Gain (Loss) on Derivatives Recognized in Accumulated OCL Six Months Ended September

Cash Flow Hedging Relationships	2026	2025	2026	2025
Foreign exchange contracts	$(6,009)	$20,842	$5,401	$(110,448)

(In thousands)		Gain (Loss) Reclassified from Accumulated OCL into Net Income Three Months Ended September		Gain (Loss) Reclassified from Accumulated OCL into Net Income Six Months Ended September

Cash Flow Hedging Relationships	Location of Gain (Loss)	2026	2025	2026	2025
Foreign exchange contracts	Revenues	$(1,766)	$545	$(1,287)	$(1,426)
Foreign exchange contracts	Cost of goods sold	(18,617)	(863)	(36,258)	14,171
Foreign exchange contracts	SG&A expenses	(434)	(250)	(567)	(511)
Foreign exchange contracts	Other income (expense), net	94	1,074	418	1,550
Interest rate contracts	Interest expense	27	27	54	54
Total		$(20,696)	$533	$(37,640)	$13,838

Derivative Contracts Not Designated as Hedges
VF uses foreign currency exchange contracts to manage foreign currency exchange risk on third-party and intercompany accounts receivable and payable, as well as third-party and intercompany borrowings and interest payments. These contracts are not designated as hedges, and are recorded at fair value in the Consolidated Balance Sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction losses or gains on the related assets and liabilities. In the case of derivative contracts executed on foreign currency exposures that are no longer probable of occurring, VF de-designates these hedges and the fair value changes of these instruments are also recognized directly in earnings. The impact of de-designated derivative contracts and changes in the fair value of derivative contracts not designated as hedges, recognized as gains or losses in VF’s Consolidated Statements of Operations were not material for the three and six months ended September 2026 and September 2025.
Other Derivative Information
At September 2026, accumulated OCL included $13.0 million of pre-tax net deferred losses for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
Net Investment Hedge
The Company has designated its euro-denominated fixed-rate notes, which represented €1.5 billion in aggregate principal as of September 2026, as a net investment hedge of VF’s investment in certain foreign operations. Because this debt qualified as a non-derivative hedging instrument, foreign currency transaction gains or losses of the debt are deferred in the foreign currency translation and other component of accumulated OCL as an offset to the foreign currency translation adjustments on the hedged investments. During the three and six-month periods ended September 2026, the Company recognized an after-tax loss of $0.2 million and an after-tax gain of $13.6 million, respectively, in other comprehensive income (loss) related to the net investment hedge transaction and an after-tax gain of $4.3 million and an after-tax loss of $130.1 million for the three and six-month periods ended September 2025, respectively. Any amounts deferred in accumulated OCL will remain until the hedged investment is sold or substantially liquidated.
VF Corporation Q2 FY27 Form 10-Q 26

NOTE 18 — RESTRUCTURING

The Company incurs restructuring charges related to strategic initiatives and cost optimization of business activities. A description of significant restructuring programs and other restructuring charges is provided below.

Reinvent

On October 30, 2023, VF introduced Reinvent, a transformation program to enhance focus on brand-building and to improve operating performance and allow VF to achieve its full potential. All actions related to the program were substantially complete at the end of the first quarter of Fiscal 2026. However, in the six months ended September 2026, VF recorded a gain of $17.6 million related to the sale of a distribution center and an impairment charge of $6.4 million related to an impairment of a leased distribution center. These amounts are included in
Reinvent as the actions leading to the gain and the impairment charge were initiated under Reinvent. Of the total Reinvent restructuring charges, 76% related to severance and employee-related benefits and the remainder primarily related to asset impairments and write-downs. Cash payments are generally expected to be paid within one year of charges incurred. During the six months ended September 2026, $2.4 million of cash payments related to the Reinvent charges were made.
The type of cost and respective location of restructuring charges (gains) related to Reinvent within VF’s Consolidated Statements of Operations for the three and six months ended September 2026 and 2025, and the cumulative charges (gains) recorded since the inception of Reinvent were as follows:

		Three Months Ended September		Six Months Ended September		Cumulative Charges (Gains)

(In thousands)		2026	2025	2026	2025
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$—	$4,214	$—	$15,462	$138,040
Severance and employee-related benefits	Cost of goods sold	—	(405)	—	3,820	10,003
Contract termination and other	SG&A expenses	—	—	—	326	1,063
Contract termination and other	Cost of goods sold	—	—	—	—	157
Asset impairments and write-downs	SG&A expenses	—	(30)	6,397	2,170	56,736
Gain on the sale of fixed assets	SG&A expenses	—	—	(17,600)	—	(17,600)
Pension withdrawal	SG&A expenses	—	—	—	—	5,216
Curtailment gains	Other income (expense), net	—	—	—	(531)	(1,467)
Accelerated depreciation	SG&A expenses	—	—	—	—	1,317
Accelerated depreciation	Cost of goods sold	—	322	—	322	339
Total Reinvent Restructuring Charges (Gains)		$—	$4,101	$(11,203)	$21,569	$193,804
All restructuring charges (gains) related to Reinvent recognized in the three and six months ended September 2026 and 2025 were reported within 'Corporate and other' expenses in Note 14, Reportable Segment Information.
Other Restructuring Charges
Other Restructuring Charges are related to various approved initiatives. The type of cost and respective location of Other Restructuring Charges within VF’s Consolidated Statements of Operations for the three and six months ended September 2026 and 2025 were as follows:

		Three Months Ended September		Six Months Ended September

(In thousands)		2026	2025	2026	2025
Type of Cost	Location
Severance and employee-related benefits	SG&A expenses	$6,417	$788	$8,780	$788
Severance and employee-related benefits	Cost of goods sold	38	—	83	—
Total Other Restructuring Charges		$6,455	$788	$8,863	$788
27 VF Corporation Q2 FY27 Form 10-Q

Other Restructuring Charges by reportable segment and the “All Other” category were as follows:

	Three Months Ended September		Six Months Ended September

(In thousands)	2026	2025	2026	2025
Outdoor	$2,351	$—	$2,401	$—
Active	1,056	331	2,151	331
All Other	215	—	244	—
Corporate and other	2,833	457	4,067	457
Total	$6,455	$788	$8,863	$788
Consolidated Restructuring Charges
The activity in the restructuring accrual related to Reinvent and Other Restructuring Charges for the six-month period ended September 2026 was as follows:

(In thousands)	Severance
Accrual at March 2026	$31,042
Restructuring charges	8,863
Cash payments and settlements	(12,158)
Adjustments to accruals	(3,199)
Impact of foreign currency	59
Accrual at September 2026	$24,607
Of the total restructuring accrual at September 2026, $22.9 million is expected to be paid within the next 12 months and is classified within accrued liabilities. The remaining $1.7 million will be paid out beyond the next 12 months and thus is classified within other liabilities. During the three and six months ended September 2026, VF recorded adjustments to prior accruals to reflect actual attrition rates that differed from original estimates.
NOTE 19 — CONTINGENCIES
On September 12, 2025 and November 6, 2025, putative securities class action complaints naming VF and certain of its current and former directors and officers were filed in the U.S. District Court for the District of Colorado (the “Court”). The Court consolidated the cases into one action (the “Consolidated Action”). An amended complaint in the Consolidated Action was filed on February 23, 2026, also naming as defendants VF and certain of its current and former directors and officers. The amended complaint asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of a putative class of all persons and entities who purchased or otherwise acquired VF securities between
September 28, 2022 and May 20, 2025, inclusive. It contends that certain statements made by VF and certain of its officers and directors were allegedly false or misleading and seeks unspecified damages on behalf of the putative class. VF filed a motion to dismiss the amended complaint on April 24, 2026. On June 30, 2026, Plaintiffs filed their opposition to VF’s motion to dismiss the amended complaint. On August 14, 2026, VF filed its reply in further support of the motion to dismiss the amended complaint. VF believes the allegations in the Consolidated Action are entirely without merit and VF will be vigorously defending against them. At this time, the outcome of this matter remains uncertain.
NOTE 20 — SUBSEQUENT EVENT
On October 21, 2026, VF’s Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on December 17, 2026 to stockholders of record on December 10, 2026.
VF Corporation Q2 FY27 Form 10-Q 28

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
VF Corporation (together with its subsidiaries, collectively known as “VF” or the “Company”) uses a 52/53 week fiscal year ending on the Saturday closest to March 31 of each year. The Company’s current fiscal year runs from March 29, 2026 through April 3, 2027 (“Fiscal 2027”) and contains 53 weeks, with an additional week occurring in the fourth quarter. This Form 10-Q presents our second quarter of Fiscal 2027. For presentation purposes herein, all references to periods ended September 2026 and September 2025 relate to the fiscal periods ended on September 26, 2026 and September 27, 2025, respectively. References to March 2026 relate to information as of March 28, 2026.
All per share amounts are presented on a diluted basis and all percentages shown in the tables below and the following discussion have been calculated using unrounded numbers. References to the three and six months ended September 2026 foreign currency amounts and impacts below reflect the changes in foreign exchange rates from the three and six months ended September 2025 when translating foreign currencies into U.S.
dollars. VF’s most significant foreign currency exposure relates to business conducted in euro-based countries. Additionally, VF conducts business in other developed and emerging markets around the world with exposure to foreign currencies other than the euro.
On September 15, 2025, VF entered into a definitive agreement with Bluestar Alliance LLC to sell the Dickies® brand business (“Dickies”). The Company determined that the associated assets and liabilities met the held-for-sale accounting criteria and they were classified accordingly in the September 2025 Consolidated Balance Sheet. On November 12, 2025, VF completed the sale of Dickies. The Company determined that the sale of Dickies did not represent a strategic shift that would have a major effect on the Company’s operations and financial results, and therefore did not qualify for presentation as a discontinued operation. Refer to Note 4 to VF’s consolidated financial statements for additional information on the divestiture. All references to the impact of Dickies divestiture below represent Dickies revenue recognized in the three and six months ended September 2025.

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
Dickies Divestiture
As noted above, VF completed the sale of Dickies on November 12, 2025. In connection with the closing of the transaction, VF received proceeds of $600.5 million, net of cash sold. VF recorded a final pre-tax gain of $127.2 million in the year ended March 2026, which included a reduction to the gain to reflect final working capital adjustments of $11.9 million that were paid in the first quarter of Fiscal 2027. The pre-tax gain was included in the other income (expense), net line item in the Consolidated Statement of Operations for the year ended March 2026.
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
VF paid tariffs totaling $149.7 million imposed under IEEPA, and on February 20, 2026 the U.S. Supreme Court ruled that these tariffs were deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection must refund IEEPA tariffs that were collected, with interest. Accordingly, as of March 2026, VF recorded a tariff refund receivable of $149.7 million related to tariffs paid under IEEPA from April 2025 until February 20, 2026, which was included in the accounts receivable, net line item in the Consolidated Balance Sheet at March 2026. In addition, VF recognized $93.8 million as a reduction to cost of goods sold in Fiscal 2026 related to inventory sold in Fiscal 2026 on which IEEPA tariffs were paid, such that the IEEPA tariffs had no net impact on gross margin in Fiscal 2026. Finally, VF recorded an inventory reserve of $55.9 million as of March 2026 to offset IEEPA tariffs reflected in inventory on hand at March 2026. During Fiscal 2027, VF released this reserve as a reduction to cost of goods sold as the related inventory was sold such that the IEEPA tariffs had no net impact on gross margin in Fiscal 2027. Accordingly, $37.3 million of the $55.9 million inventory reserve recorded at March 2026 was recognized as a reduction to cost of goods sold in the three months ended June 2026 and the remaining $18.6 million was recognized as a reduction to cost of goods sold in the three months ended September 2026. As of September 2026, VF has received substantially all of the IEEPA tariff receivable and the related interest income and has recognized all of the inventory-related impacts.
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
29 VF Corporation Q2 FY27 Form 10-Q

SUMMARY OF THE SECOND QUARTER OF FISCAL 2027

•Revenues decreased 4% to $2.7 billion compared to the three months ended September 2025, including a 5% unfavorable impact from the divestiture of Dickies.
•Outdoor segment revenues increased 4% to $1.7 billion compared to the three months ended September 2025.
•Active segment revenues decreased 8% to $700.3 million compared to the three months ended September 2025.
•Wholesale revenues decreased 6% compared to the three months ended September 2025, including a 6% unfavorable impact from the divestiture of Dickies.
•Direct-to-consumer revenues increased 1% compared to the three months ended September 2025, including a 2% unfavorable impact from the divestiture of Dickies.
•International revenues decreased 5% compared to the three months ended September 2025, including a 3% unfavorable impact from the divestiture of Dickies.
•Revenues in the Americas region decreased 2% compared to the three months ended September 2025, including an 8% unfavorable impact from the divestiture of Dickies.
•Gross margin increased 320 basis points to 55.4% compared to the three months ended September 2025, primarily due to the divestiture of Dickies, favorable foreign currency impacts, tactical price increases, lower product costs and channel mix.
•Earnings per share was $0.71 compared to $0.48 in the 2025 period. The increase in earnings per share was primarily driven by increased profitability in the Outdoor segment, lower net interest expense, a lower tax rate in the current year and lower charges related to Reinvent (VF’s transformation program) during the three months ended September 2026 compared to the three months ended September 2025.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in revenues for the three and six months ended September 2026 from the comparable periods in 2025:

(In millions)	Three Months Ended September	Six Months Ended September
Revenues — 2025	$2,802.7	$4,563.4
Organic	29.5	26.5
Impact of Dickies divestiture	(140.0)	(253.5)
Impact of foreign currency	2.9	28.1
Revenues — 2026	$2,695.1	$4,364.5

VF reported a 4% decrease in revenues for both the three and six months ended September 2026, compared to the 2025 periods, including a 1% favorable impact from foreign currency in the six months ended September 2026. The decreases in revenues in both periods were primarily due to the Dickies divestiture in the third quarter of Fiscal 2026, which had an unfavorable impact of 5% in both the three and six months ended September 2026. The decreases were also due to declines in wholesale revenues in the Active segment in both the three and six months ended September 2026. The decreases were partially offset by increases in revenues in the Outdoor segment in both the three and six months ended September 2026. In both the three and six months ended September 2026, revenues decreased across all regions. Excluding the impact of the Dickies divestiture, revenues increased in the Americas region and decreased in the Europe and Asia-Pacific regions.
Additional details on revenues are provided in the section titled “Information by Reportable Segment.”
The following table presents the percentage relationship to revenues for components of the Consolidated Statements of Operations:

	Three Months Ended September		Six Months Ended September

	2026	2025	2026	2025
Gross margin (revenues less cost of goods sold)	55.4%	52.2%	55.2%	52.8%
Selling, general and administrative expenses	41.7	41.0	48.7	47.9
Operating margin	13.7%	11.2%	6.5%	5.0%
Note: Amounts may not sum due to rounding.

Gross margin increased 320 and 240 basis points in the three and six months ended September 2026, respectively, compared to the 2025 periods, primarily due to the divestiture of Dickies, tactical price increases, lower product costs and channel mix. The increase in the three months ended September 2026 was also due to favorable foreign currency impacts.
Selling, general and administrative expenses as a percentage of total revenues increased 70 and 80 basis points during the three and six months ended September 2026, respectively, compared to the 2025 periods, reflecting lower leverage of operating expenses due to decreased revenues. Selling, general and administrative expenses decreased $25.1 million and $60.6
VF Corporation Q2 FY27 Form 10-Q 30

million in the three and six months ended September 2026, respectively, compared to the 2025 periods, primarily due to the divestiture of Dickies, lower Reinvent restructuring charges and project-related costs, and structural cost savings. The decreases in both periods were partially offset by increased advertising and direct-to-consumer costs.
Net interest expense decreased $22.5 million and $39.0 million during the three and six months ended September 2026, respectively, compared to the 2025 periods, primarily due to the February 2026 early redemption of €500.0 million ($582.2 million) in aggregate principal amount of its outstanding 4.125% Senior Notes due in March 2026, lower short-term borrowings, and interest received on IEEPA tariff refunds, which totaled $4.1 million and $5.6 million in the three and six months ended September 2026, respectively. Total outstanding debt averaged $3.7 billion in the six months ended September 2026 and $4.6 billion in the same period in 2025, with weighted average interest rates of 2.9% and 3.3% in the six months ended September 2026 and 2025, respectively.
The effective income tax rate for the six months ended September 2026 was 21.6% compared to 48.2% in the 2025 period. The six months ended September 2026 included a net discrete tax benefit of $4.4 million, which was comprised primarily of changes to unrecognized tax benefits and interest. Excluding the $4.4 million net discrete tax benefit in the 2026 period, the effective income tax rate would have been 23.5%. The six months ended September 2025 included a net discrete tax expense of $2.5 million, which was comprised primarily of a $5.6 million tax expense related to stock compensation and a $3.1 million net tax benefit related to unrecognized tax benefits and interest. Excluding the $2.5 million net discrete tax expense in the 2025 period, the effective income tax rate would have been 46.5%. Without discrete items, the effective income tax rate for the six months ended September 2026 decreased by 23.0% compared with the 2025 period primarily due to changes in the jurisdictional mix of earnings.
As a result of the above, net income in the three months ended September 2026 was $285.3 million ($0.71 per diluted share) compared to $189.8 million ($0.48 per diluted share) in the 2025 period, and net income in the six months ended September 2026 was $188.1 million ($0.47 per diluted share) compared to $73.4 million ($0.19 per diluted share) in the 2025 period. Refer to additional discussion in the “Information by Reportable Segment” section below.

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
The following tables present a summary of the changes in revenues and segment profit in the three and six months ended September 2026 from the comparable periods in 2025 and revenues by region for our Top 3 brands for the three and six months ended September 2026 and 2025:
Revenues:

	Three Months Ended September
(In millions)	Outdoor Segment	Active Segment	All Other	Total
Revenues — 2025	$1,663.5	$760.8	$378.5	$2,802.7
Organic	64.8	(59.7)	24.3	29.5
Impact of Dickies divestiture	—	—	(140.0)	(140.0)
Impact of foreign currency	4.9	(0.8)	(1.1)	2.9
Revenues — 2026	$1,733.2	$700.3	$261.7	$2,695.1

	Six Months Ended September
(In millions)	Outdoor Segment	Active Segment	All Other	Total
Revenues — 2025	$2,475.9	$1,460.4	$627.0	$4,563.4
Organic	94.2	(100.6)	33.1	26.5
Impact of Dickies divestiture	—	—	(253.5)	(253.5)
Impact of foreign currency	20.1	7.8	0.2	28.1
Revenues — 2026	$2,590.2	$1,367.6	$406.8	$4,364.5
Note: Amounts may not sum due to rounding.
31 VF Corporation Q2 FY27 Form 10-Q

Segment Profit:

	Three Months Ended September
(In millions)	Outdoor Segment	Active Segment	Total
Segment profit — 2025	$300.7	$65.7	$366.5
Organic	59.8	(14.4)	45.4
Impact of foreign currency	1.7	(1.0)	0.6
Segment profit — 2026	$362.2	$50.3	$412.5

	Six Months Ended September
(In millions)	Outdoor Segment	Active Segment	Total
Segment profit — 2025	$258.5	$122.6	$381.1
Organic	59.4	(24.4)	35.0
Impact of foreign currency	2.7	(0.5)	2.2
Segment profit — 2026	$320.6	$97.7	$418.3
Note: Amounts may not sum due to rounding.

Top Brand Revenues:
	Three Months Ended September 2026
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$513.6	$346.1	$253.5	$1,113.2
Europe	448.7	163.4	226.5	838.6
Asia-Pacific	245.0	38.1	45.9	329.0
Global	$1,207.3	$547.6	$525.9	$2,280.8

	Three Months Ended September 2025
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$475.6	$368.2	$220.0	$1,063.8
Europe	439.7	192.2	228.0	859.9
Asia-Pacific	241.8	46.6	58.3	346.7
Global	$1,157.1	$606.9	$506.4	$2,270.4

	Six Months Ended September 2026
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$776.4	$632.9	$399.0	$1,808.3
Europe	638.4	279.4	311.8	1,229.6
Asia-Pacific	383.5	95.1	81.2	559.8
Global	$1,798.2	$1,007.4	$791.9	$3,597.5

	Six Months Ended September 2025
(In millions)	The North Face®	Vans®	Timberland®	Total
Americas	$717.8	$663.8	$350.7	$1,732.3
Europe	623.6	328.5	317.0	1,269.1
Asia-Pacific	373.1	112.6	93.8	579.5
Global	$1,714.5	$1,104.9	$761.4	$3,580.8
Note: Amounts may not sum due to rounding.
VF Corporation Q2 FY27 Form 10-Q 32

The following sections discuss the changes in revenues and profitability by segment. For purposes of this analysis, royalty revenues have been included in the wholesale channel for all periods.
Outdoor Segment

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Segment revenues	$1,733.2	$1,663.5	4.2%	$2,590.2	$2,475.9	4.6%
Segment profit	362.2	300.7	20.4%	320.6	258.5	24.0%
Segment profit margin	20.9%	18.1%		12.4%	10.4%

The Outdoor segment includes the following brands: The North Face® and Timberland®.

Global revenues for Outdoor increased 4% and 5% in the three and six months ended September 2026, respectively, compared to the 2025 periods, including a 1% favorable impact from foreign currency in the six months ended September 2026. Revenues in the Americas region increased 10% in both the three and six months ended September 2026. Revenues in the Europe region increased 1% in both the three and six months ended September 2026, including a 1% unfavorable impact from foreign currency in the three months ended September 2026. Revenues in the Asia-Pacific region decreased 3% and remained flat in the three and six months ended September 2026, respectively, including a 4% favorable impact from foreign currency in both periods.
Global revenues for The North Face® brand increased 4% and 5% in the three and six months ended September 2026, respectively, compared to the 2025 periods, including a 1% favorable impact from foreign currency in the six months ended September 2026. Revenue growth in both the three and six months ended September 2026 was primarily driven by growth in the Americas region, which increased 8% in both the three and six months ended September 2026. Revenues in the Europe region increased 2% in both the three and six months ended September 2026, including a 1% unfavorable impact from foreign currency in both periods. Revenues in the Asia-Pacific region increased 1% and 3% in the three and six months ended September 2026, respectively, including a 5% favorable impact from foreign currency in both periods.
Global revenues for the Timberland® brand increased 4% in both the three and six months ended September 2026 compared to the 2025 periods, driven by growth in the Americas region in both periods. Revenues in the Americas region increased 15% and
14% in the three and six months ended September 2026, respectively, including a 1% favorable impact from foreign currency in the six months ended September 2026. Revenues in the Europe region decreased 1% and 2% in the three and six months ended September 2026, respectively, including a 2% and 1% unfavorable impact from foreign currency in the respective periods. Revenues in the Asia-Pacific region decreased 21% and 13% in the three and six months ended September 2026, respectively, including a 1% unfavorable impact from foreign currency in the six months ended September 2026.
Global direct-to-consumer revenues for Outdoor increased 2% and 5% in the three and six months ended September 2026, respectively, compared to the 2025 periods, including a 1% favorable impact from foreign currency in the six months ended September 2026. The increases in both the three and six months ended September 2026 were primarily driven by growth in The North Face® brand in the Americas region. Global wholesale revenues increased 5% and 4% in the three and six months ended September 2026, respectively, compared to the 2025 periods. The increases in both the three and six months ended September 2026 were primarily driven by increases in The North Face® brand across all regions and increases in the Timberland® brand in the Americas region.
Segment profit margin increased in both the three and six months ended September 2026 compared to the 2025 periods, reflecting higher gross margin in both periods, primarily driven by tactical price increases and lower product costs. The increase in gross margin in the three months ended September 2026 was also due to favorable foreign currency impacts. The increase in segment profit margin was partially offset by higher direct-to-consumer and advertising costs in both periods.

33 VF Corporation Q2 FY27 Form 10-Q

Active Segment

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Segment revenues	$700.3	$760.8	(8.0%)	$1,367.6	$1,460.4	(6.4%)
Segment profit	50.3	65.7	(23.5%)	97.7	122.6	(20.3%)
Segment profit margin	7.2%	8.6%		7.1%	8.4%
The Active segment includes the following brands: Vans®, Kipling®, Eastpak® and JanSport®.

Global revenues for Active decreased 8% and 6% in the three and six months ended September 2026, respectively, compared to the 2025 periods, including a 1% favorable impact from foreign currency in the six months ended September 2026. Revenues in the Europe region decreased 13% and 12% in the three and six months ended September 2026, respectively, including a 2% unfavorable impact from foreign currency in the three months ended September 2026. Revenues in the Americas region decreased 5% and 3% in the three and six months ended September 2026, respectively. Revenues in the Asia-Pacific region decreased 12% and 8% in the three and six months ended September 2026, respectively, compared to the 2025 periods, including a 1% favorable impact from foreign currency in the six months ended September 2026.
Vans® brand global revenues decreased 10% and 9% in the three and six months ended September 2026, respectively, compared to the 2025 periods. The overall declines in both periods were primarily impacted by decreases across the Europe and Americas regions. Revenues in the Europe region decreased 15% in both the three and six months ended September 2026, including a 1% unfavorable impact from foreign currency in the three months ended September 2026. Revenues in the Americas region decreased 6% and 5% in the three and six months ended
September 2026, respectively, including a 1% favorable impact from foreign currency in the three months ended September 2026. Revenues in the Asia-Pacific region decreased 18% and 16% in the three and six months ended September 2026, respectively.
Global direct-to-consumer revenues for Active increased 3% and 2% in the three and six months ended September 2026, respectively, compared to the 2025 periods, primarily driven by increases in the Vans® brand in the Americas region in both periods. Global wholesale revenues decreased 18% and 14% in the three and six months ended September 2026, respectively. The decreases were primarily due to decreases in the Vans® brand in the Europe and Americas regions in both periods.
Segment profit margin decreased in both the three and six months ended September 2026 compared to the 2025 periods, primarily due to lower leverage of operating expenses due to decreased revenues. The decreases in segment profit margin were partially offset by higher gross margins, which were primarily due to channel mix in both periods, favorable foreign currency impacts in the three months ended September 2026 and lower discounts in the six months ended September 2026.
All Other

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Revenues	$261.7	$378.5	(30.9%)	$406.8	$627.0	(35.1%)
The “All Other” grouping includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. The “All Other” grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.
Global “All Other” revenues decreased 31% and 35% in the three and six months ended September 2026, respectively, compared to the 2025 periods. Revenues in the Americas region decreased 34% and 39% in the three and six months ended September 2026, respectively. Revenues in the Europe region decreased 25% and 26% in the three and six months ended September 2026, respectively, including a 1% unfavorable impact from foreign currency in the three months ended September 2026. Revenues in the Asia-Pacific region decreased 38% and 44% in the three and six months ended September 2026, respectively, including a 1% favorable impact from foreign currency in both periods.
Revenues were impacted by the sale of Dickies on November 12, 2025. Excluding the impact of the Dickies divestiture, global “All
Other” revenues increased 10% and 9% in the three and six months ended September 2026, respectively, compared to the 2025 periods. Excluding the impact of the Dickies divestiture, revenues in the Americas region increased 17% and 16% in the three and six months ended September 2026, respectively, and revenues in the Asia-Pacific region increased 26% and 23% in the three and six months ended September 2026, respectively, including a 2% and 3% favorable impact from foreign currency in the respective periods. Excluding the impact of the Dickies divestiture, revenues in the Europe region remained flat and decreased 2% in the three and six months ended September 2026, respectively, including a 1% unfavorable impact from foreign currency in the three months ended September 2026.
VF Corporation Q2 FY27 Form 10-Q 34

Reconciliation of Segment Profit to Income Before Income Taxes

There are three types of costs necessary to reconcile total segment profit to consolidated income before income taxes. These costs are (i) corporate and other expenses, discussed below, (ii) interest expense, net, which was discussed in the “Consolidated Statements of Operations” section, and (iii) profit related to the “All Other” category, discussed below, which includes the following brands: Dickies® (through the date of sale), Altra®, Smartwool®, Napapijri® and Icebreaker®. The “All Other” grouping represents the aggregation of brands that do not meet the quantitative threshold for disclosure and it is not a reportable segment.

	Three Months Ended September			Six Months Ended September

(Dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Corporate and other expenses	$74.6	$95.7	(22.1%)	$147.2	$200.2	(26.5%)
Interest expense, net	23.7	46.2	(48.7%)	48.3	87.3	(44.7%)
“All Other” profit	32.7	43.7	(25.1%)	17.3	48.2	(64.2%)
Corporate and other expenses are those that have not been allocated to the segments for internal management reporting, including (i) information systems and shared service costs, (ii) corporate headquarters costs, and (iii) certain other income and expenses.
The decreases in corporate and other expenses for the three and six months ended September 2026 were primarily due to lower Reinvent restructuring charges and project-related costs, including the gain on sale of a distribution center in the six months ended September 2026, and structural cost savings in both periods.
The decreases in “All Other” profit for both the three and six months ended September 2026 were due to lower gross margin related to the Dickies divestiture and increased advertising costs. The decrease in the three months ended September 2026 was partially offset by favorable foreign currency impacts.

International

International revenues decreased 5% and 4% in the three and six months ended September 2026, respectively, compared to the 2025 periods, including a 2% favorable impact from foreign currency in the six months ended September 2026 and a 3% unfavorable impact from the divestiture of Dickies in both periods.
Revenues in the Europe region decreased 6% in both the three and six months ended September 2026, including a 1% unfavorable impact from foreign currency in the three months ended September 2026 and a 4% and 3% unfavorable impact from the divestiture of Dickies in the respective periods. In the Asia-Pacific region, revenues decreased 7% and 5% in the three and six months ended September 2026, respectively, including a 3% favorable impact from foreign currency in both periods and a 3% unfavorable impact from the divestiture of Dickies in both periods. Revenues in Greater China (which includes Mainland China, Hong Kong and Taiwan) decreased 5% and 3% in the three and six months ended September 2026, respectively, including a 4% favorable impact from foreign currency in both periods and a 3% and 4% unfavorable impact from the divestiture of Dickies in the respective periods. Revenues in the Americas (non-U.S.) region increased 4% and 8% in the three and six months ended September 2026, respectively, including a 2% and 4% favorable impact from foreign currency in the respective periods and a 2% unfavorable impact from the divestiture of Dickies in both periods.
International revenues were 58% and 59% of total revenues in the three-month periods ended September 2026 and 2025, respectively, and 56% of total revenues in both the six-month periods ended September 2026 and 2025.

Direct-to-Consumer

Direct-to-consumer revenues increased 1% in both the three and six months ended September 2026 compared to the 2025 periods, including a 2% and 4% unfavorable impact from the divestiture of Dickies in the respective periods.
VF’s digital business increased 2% and 3% during the three and six months ended September 2026, respectively, including a 1% favorable impact from foreign currency in the six months ended September 2026 and a 6% and 7% unfavorable impact from the divestiture of Dickies in the respective periods. The increase in both the three and six months ended September 2026 was primarily due to increased digital revenues in the Americas region.
Revenues from VF-operated retail stores decreased 1% and remained flat in the three and six months ended September 2026, respectively, including a 1% favorable impact from foreign currency in the six months ended September 2026 and a 1% unfavorable impact from the divestiture of Dickies in both periods, primarily due to increases in the Americas region offset by decreases in the Europe and Asia-Pacific regions in both periods. There were 1,095 VF-operated retail stores at September 2026 compared to 1,105 at September 2025.
Direct-to-consumer revenues were 34% and 32% of total revenues in the three-month periods ended September 2026 and 2025, respectively, and 38% and 36% of total revenues in the six-month periods ended September 2026 and 2025, respectively.
35 VF Corporation Q2 FY27 Form 10-Q

Wholesale

Wholesale revenues decreased 6% and 8% in the three and six months ended September 2026, respectively, compared to the 2025 periods, including a 6% and 7% unfavorable impact from the divestiture of Dickies in the respective periods. The decreases in both the three and six months ended September 2026 were primarily driven by declines in the Americas and Europe regions.
Wholesale revenues were 66% and 68% of total revenues in the three-month periods ended September 2026 and 2025, respectively, and 62% and 64% of total revenues in the six-month periods ended September 2026 and 2025, respectively.

ANALYSIS OF FINANCIAL CONDITION

Consolidated Balance Sheets

The following discussion refers to significant changes in balances at September 2026 compared to March 2026:
•Increase in accounts receivable — primarily due to the seasonality of the business and the timing of collections, partially offset by IEEPA tariff refunds received.
•Increase in inventories — primarily due to the seasonality of the business.
•Increase in the current portion of long-term debt — primarily due to the reclassification of $500.0 million of long-term notes due in April 2027 to current liabilities.
•Increase in accounts payable — primarily due to the seasonality of inventory purchases and timing of payments to vendors.
•Decrease in long-term debt — primarily due to the reclassification of $500.0 million of long-term notes due in April 2027 to current liabilities.
The following discussion refers to significant changes in balances at September 2026 compared to September 2025:
•Increase in inventories — primarily due to planned inventory purchases and anticipated sales growth in the second half of Fiscal 2027.
•Decrease in other assets — primarily due to the termination of the U.S. qualified pension plan in the fourth quarter of Fiscal 2026.
•Decrease in short-term borrowings — primarily due to lower borrowings under VF’s $1.5 billion senior secured asset based revolving credit facility (the “ABL Credit Facility”) as of September 2026.
•Increase in accounts payable — primarily due to the timing of inventory shipments from and payments to vendors and a $37.6 million payable recorded for reimbursements owed to vendors and partners related to IEEPA tariff refunds.
•Decrease in accrued liabilities — primarily due to a decrease in derivative liabilities, lower accrued income taxes and the timing of services received and payments made for other accruals.
•Decrease in long-term debt — primarily due to the reclassification of $500.0 million of long-term notes due in April 2027 to current liabilities.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

(Dollars in millions)	September 2026	March 2026	September 2025
Working capital	$1,501.5	$1,828.3	$1,360.1
Current ratio	1.5 to 1	1.8 to 1	1.4 to 1
Net debt to total capital	69.2%	69.2%	79.4%

The decrease in working capital and the current ratio at September 2026 compared to March 2026 was primarily due to a net increase in current liabilities driven by an increase in the current portion of long-term debt and accounts payable, as discussed in the “Consolidated Balance Sheets” section above. The decrease was partially offset by a net increase in current assets driven by higher inventory and accounts receivable balances, as discussed in the “Consolidated Balance Sheets” section above, partially offset by lower cash balances. The increase in working capital and the current ratio at September 2026 compared to September 2025 was primarily due to a net decrease in current liabilities, driven by lower short-term borrowings and decreased accrued liabilities, partially offset by an increase in accounts payable, as discussed in the “Consolidated Balance Sheets” section above. The increase was partially offset by a net decrease in current assets, primarily driven by assets held-for-sale in September 2025 in connection with the divestiture of Dickies.
For the ratio of net debt to total capital, net debt is defined as short-term borrowings, current portion of long-term debt and long-term debt, in addition to operating lease liabilities, net of unrestricted cash and cash equivalents. Total capital is defined as net debt plus stockholders’ equity. The net debt to total capital ratio at September 2026 compared to March 2026 remained flat. The decrease in the net debt to total capital ratio
VF Corporation Q2 FY27 Form 10-Q 36

at September 2026 compared to September 2025 was primarily driven by a decrease in net debt due to the early redemption of €500.0 million ($582.2 million) of long-term notes in February 2026 and lower short-term borrowings, as discussed in the “Consolidated Balance Sheets” section above. The decrease in the net debt to total capital ratio at September 2026 compared to September 2025 was also due to an increase in stockholders’ equity, primarily driven by net income in the 12-month period.
VF’s primary source of liquidity is its expected annual cash flow from operating activities. Cash from operations is typically lower in the first half of the calendar year as inventory builds to support peak sales periods in the second half of the calendar year. Cash provided by operating activities in the second half of the calendar year is substantially higher as inventories are sold and accounts receivable are collected. Additionally, direct-to-consumer sales are highest in the fourth quarter of the calendar year. VF’s additional sources of liquidity include available borrowing capacity against its $1.5 billion ABL Credit Facility, available cash balances and international lines of credit.
In summary, our cash flows were as follows:

	Six Months Ended September

(In thousands)	2026	2025
Cash used by operating activities	$(214,030)	$(372,468)
Cash used by investing activities	(103,928)	(90,065)
Cash provided (used) by financing activities	(56,158)	401,839

Cash Used by Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. The decrease in cash used by operating activities in the six months ended September 2026 compared to September 2025 was primarily due to an increase in net income, tariff refunds received and a decrease in cash used by working capital.
Cash Used by Investing Activities
The increase in cash used by investing activities in the six months ended September 2026 was primarily due to final working capital adjustments paid for the sale of Dickies of $11.9 million in the six months ended September 2026 and an increase in capital expenditures of $23.9 million in the six months ended September 2026 compared to the 2025 period. The increase in cash used by investing activities was partially offset by an increase in proceeds from the sale of assets of $21.7 million, primarily due to the sale of a distribution center in the six months ended September 2026.
Cash Provided (Used) by Financing Activities
The increase in cash used by financing activities during the six months ended September 2026 was primarily due to a $465.8 million net decrease in short-term borrowings in the six months ended September 2026 as compared to the prior year.
Share Repurchases
VF did not purchase shares of its Common Stock in the open market during the six months ended September 2026 or the six months ended September 2025 under the share repurchase program authorized by VF’s Board of Directors.
As of the end of September 2026, VF had $2.5 billion remaining for future repurchases under its share repurchase authorization. VF’s capital deployment priorities in the near-to-medium term will be focused on reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.
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
The ABL Credit Facility includes a financial covenant that requires VF to maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 for the 12-month period ending on the last day of any applicable fiscal quarter. However, the financial covenant only applies if at any time Global Excess Availability (as defined in the credit agreement) is less than the greater of (i) 10.0% of the Global Line Cap (as defined in the credit agreement), and (ii)
37 VF Corporation Q2 FY27 Form 10-Q

$100.0 million, and ceases to apply when Global Excess Availability has equaled or exceeded the greater of (i) 10.0% of the Global Line Cap, and (ii) $100.0 million for 30 consecutive days. As of September 2026, specified availability under the ABL Credit Facility exceeded the required threshold and, as a result, the financial covenant was not applicable.
The Company was in compliance with all applicable debt covenants as of September 2026.
As of September 2026, the Company had $25.0 million in outstanding borrowings under the ABL Credit Facility. Reserves for outstanding, unfunded letters of credit under the ABL Credit Facility were $0.3 million as of September 2026. Availability under the ABL Credit Facility was $1.47 billion as of September 2026, after giving effect to the borrowing base, outstanding borrowings and outstanding letters of credit.
VF has $82.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either VF or the banks. Total outstanding balances under these arrangements were $9.2 million at September 2026.
Additionally, VF had $443.0 million of unrestricted cash and cash equivalents at September 2026.
Supply Chain Financing Program
VF facilitates a voluntary supply chain finance (“SCF”) program that enables a significant portion of our inventory suppliers to leverage VF’s credit rating to receive payment from participating financial institutions prior to the payment date specified in the terms between VF and the supplier. At September 2026, March 2026 and September 2025, the accounts payable line item in VF’s Consolidated Balance Sheets included total outstanding obligations of $848.0 million, $466.0 million and $696.6 million, respectively, due to suppliers that are eligible to participate in the SCF program.
Rating Agencies
At the end of September 2026, VF’s long-term debt ratings were ‘BB’ by Standard & Poor’s (“S&P”) Global Ratings and ‘Ba2’ by
Moody’s Investors Service (“Moody’s”). VF’s credit rating outlook was ‘positive’ by S&P and ‘stable’ by Moody’s at the end of September 2026. Further downgrades to VF’s ratings would negatively impact borrowing costs.
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
Dividends
The Company paid cash dividends of $0.09 and $0.18 per share during the three and six months ended September 2026, respectively, and the Company declared a cash dividend of $0.09 per share that is payable in the third quarter of Fiscal 2027. Subject to approval by its Board of Directors, VF intends to continue to pay quarterly dividends.
Contractual Obligations
Management’s Discussion and Analysis in the Fiscal 2026 Form 10-K provided a table summarizing VF’s material contractual obligations and commercial commitments at the end of Fiscal 2026 that would require the use of funds. As of September 2026, there have been no material changes in the amounts of unrecorded commitments disclosed in the Fiscal 2026 Form 10-K, except as noted below:
•Inventory purchase obligations decreased by approximately $606.0 million at the end of September 2026 primarily due to timing of inventory shipments.
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
VF Corporation Q2 FY27 Form 10-Q 38

Cautionary Statement on Forward-looking Statements
Certain statements contained herein, as well as in other filings that VF makes with the Securities and Exchange Commission ("SEC") and other oral or written statements VF releases regarding VF's future performance constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting VF and therefore involve a number of risks and uncertainties. You can identify these statements by the fact that they use words such as “will,” “anticipate,” “believe,” “estimate,” “expect,” “should,” and “may,” and other words and terms of similar meaning or use of future dates. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements regarding VF's plans, objectives, projections and expectations relating to VF’s operations or economic performance and assumptions relating to VF's operations or financial performance, and assumptions related thereto, are forward-looking statements. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements. VF undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
39 VF Corporation Q2 FY27 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)Issuer purchases of equity securities:
The following table sets forth VF’s repurchases of our Common Stock during the fiscal quarter ended September 26, 2026 under the share repurchase program authorized by VF’s Board of Directors in 2017.

Second Quarter Fiscal 2027	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
June 28 - July 25, 2026	—	$—	—	$2,486,971,057
July 26 - August 22, 2026	—	—	—	2,486,971,057
August 23 - September 26, 2026	—	—	—	2,486,971,057
Total	—		—
VF will continue to evaluate future share repurchases available under its authorization, considering funding required for reducing leverage and reinvesting a portion of cost savings to drive profitable and sustainable growth.

ITEM 5 — OTHER INFORMATION.

RULE 10B5-1 TRADING PLANS
During the three months ended September 26, 2026, no director or officer of VF adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
VF Corporation Q2 FY27 Form 10-Q 40

ITEM 6 — EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
41 VF Corporation Q2 FY27 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.F. CORPORATION
(Registrant)

	By:	/s/ Abhishek Dalmia
Abhishek Dalmia
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date: October 28, 2026	By:	/s/ Michael E. Phillips
Michael E. Phillips
Vice President, Chief Accounting Officer (Principal Accounting Officer)
VF Corporation Q2 FY27 Form 10-Q 42